Form 10-Q
COIN BILL VALIDATOR INC
filed 1996-05-20
CIK 933020

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996                   File No.   0-25148
                                                                  -------



                            Coin Bill Validator, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     New York                                          11-2974651
 --------------                                        ----------
     (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                      Identification No.)


425B Oser Avenue Hauppauge, N.Y.                         11788
--------------------------------                       ----------
(Address of principle executive offices)                 Zip Code



Registrant's telephone number, Including area code      (516)-231-1177
                                                        --------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



               YES     X           NO
                    -----            ------


Shares of Common Stock outstanding on May 20, 1996               2,750,000
                                                                 ---------

                            COIN BILL VALIDATOR, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----

     Balance Sheets - March 31, 1996 and September  30, 1995             1

     Statements of Operations - Six Months ended March 31, 1996
       and 1995, respectively                                            2

     Statements of Operations - Three Months ended March 31, 1996
       and 1995, respectively                                            3

     Statements of Cash Flows - Six Months ended March 31, 1996
       and 1995, respectively                                            4

     Statements of Shareholders' Equity - Six Months ended
       March 31, 1996                                                    5

     Notes to Financial Statements                                       6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               7 - 8


PART II.  OTHER INFORMATION

     Not applicable.


SIGNATURES                                                               9

                            COIN BILL VALIDATOR, INC.

                                 BALANCE SHEETS

            AS OF MARCH 31, 1996 (UNAUDITED)  AND SEPTEMBER 30, 1995


           ASSETS                                                    MARCH 31, 1996    SEPTEMBER 30, 1995
           ------                                                    --------------    ------------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $1,237,857         $  1,810,882
  Accounts receivable, less allowance for doubtful accounts
    of $512,535 and $159,087, respectively                             3,572,922            3,322,842
  Inventory, less allowance for obsolescence of $1,250,000 and
    $117,547, respectively                                             4,549,086            4,779,501
  Prepaid expenses                                                        74,155               10,954
  Deferred income tax assets                                             301,025              118,953
                                                                         -------              -------

       Total current assets                                            9,735,045           10,043,132

PROPERTY AND EQUIPMENT, net                                              736,001              460,427

OTHER ASSETS                                                              42,125               58,625
                                                                          ------               ------

       Total assets                                                  $10,513,171          $10,562,184
                                                                     -----------          -----------
                                                                     -----------          -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Notes payable to bank                                                 $500,000          $        --
  Accounts payable                                                     1,216,119            1,128,776
  Accrued expenses                                                       473,697              786,631
                                                                         -------              -------

       Total current liabilities                                       2,189,816            1,915,407
                                                                       ---------            ---------



SHAREHOLDERS' EQUITY:
  Common stock, 20,000,000 shares authorized; $.01 par value,
    2,750,000 shares issued and outstanding                               27,500               27,500
  Additional paid-in capital                                           7,978,042            7,978,042
  Retained earnings                                                      317,813              641,235
                                                                         -------              -------


       Total shareholders' equity                                      8,323,355            8,646,777
                                                                       ---------            ---------

       Total liabilities and shareholders' equity                    $10,513,171          $10,562,184
                                                                     -----------          -----------
                                                                     -----------          -----------


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            COIN BILL VALIDATOR, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                            SIX MONTHS ENDED MARCH 31,
                                            --------------------------
                                              1996              1995
                                            --------          --------
NET SALES                                    $7,540,333        $6,131,915

COST OF SALES                                 5,897,641         3,311,850
                                             ----------        ----------

GROSS PROFIT                                  1,642,692         2,820,065

OPERATING EXPENSES                            2,195,186         1,455,400
                                             ----------        ----------
INCOME (LOSS) FROM OPERATIONS                  (552,494)        1,364,665

OTHER INCOME (EXPENSE), net                      13,458               641
                                             ----------        ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                            (539,036)        1,365,306

PROVISION (BENEFIT) FOR INCOME TAXES           (215,614)          177,587
                                             ----------        ----------

NET INCOME (LOSS)                            $ (323,422)       $1,187,719
                                             ----------        ----------
                                             ----------        ----------
NET LOSS PER SHARE (Note 3)                      $(0.12)
                                                -------
                                                -------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    2,750,000
                                             ----------
                                             ----------



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            COIN BILL VALIDATOR, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                          1996          1995
                                                        --------      --------

NET SALES                                              $4,393,608     $3,266,220

COST OF SALES                                           4,012,831      1,775,023
                                                       ----------    -----------
GROSS PROFIT                                              380,777      1,491,197

OPERATING EXPENSES                                      1,302,685        805,835
                                                       ----------    -----------
INCOME (LOSS) FROM OPERATIONS                            (921,908)       685,362

OTHER INCOME (EXPENSE), net                                 2,212         19,482
                                                            -----         ------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                     (919,696)       704,844

PROVISION (BENEFIT) FOR INCOME TAXES                     (377,394)       170,087
                                                        ---------     ----------

NET INCOME (LOSS)                                       $(542,302)    $  534,757
                                                        ---------     ----------
                                                        ---------     ----------

NET LOSS PER SHARE (Note 3)                                $(0.20)
                                                           -------
                                                           -------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              2,750,000
                                                        ---------
                                                        ---------


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            COIN BILL VALIDATOR, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)


                                         Common Stock        Additional
                                         ------------          Paid-in        Retained
                                      Shares      Amount       Capital        Earnings      Total
                                      ------      ------     -----------      --------     --------
BALANCES AT SEPTEMBER 30, 1995       2,750,000    $27,500     $7,978,042      $641,235    $8,646,777

   Net loss for the six months
     ended March 31, 1996                --          --            --         (323,422)     (323,422)

                                     ---------    -------     ----------      --------    -----------
BALANCES AT MARCH 31, 1996
  (unaudited)                        2,750,000    $27,500     $7,978,042      $317,813    $8,323,355
                                     ---------    -------     ----------      --------    -----------
                                     ---------    -------     ----------      --------    -----------


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                              COIN BILL VALIDATOR, INC.

                               STATEMENTS OF CASH FLOWS

                                     (Unaudited)




                                                                     Six Months ended March 31,
                                                                     --------------------------
                                                                       1996             1995
                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $(323,422)     $1,187,719
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                   92,682          24,000
        Inventory obsolescence provision (note 4)                    1,132,453              --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                   (250,080)       (468,354)
           Inventory                                                  (902,038)     (1,543,271)
           Deferred registration costs and prepaid expenses            (63,201)         30,598
           Deferred income tax assets                                 (182,072)             --
           Other assets                                                 16,500        (201,728)
           Accounts payable                                             87,343         (36,085)
           Accrued expenses                                           (312,934)        546,354

                                                                    -----------     ----------

           Total adjustments                                          (381,347)     (1,648,486)
                                                                    -----------     ----------

           Net cash used in operating activities                      (704,769)       (460,767)
                                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net of proceeds
     from disposals                                                   (368,256)       (157,799)
                                                                    -----------     ----------

           Net cash used in investing activities                      (368,256)       (157,799)
                                                                    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable to bank                         500,000        (800,000)
  Issuance of stock, net of offering expenses                               --       6,784,762
  Distribution to shareholders                                              --      (4,000,000)

           Net cash provided by financing activities                   500,000       1,984,762
                                                                    -----------     ----------

           Net increase (decrease) in cash and cash equivalents       (573,025)      1,366,196

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,810,882         532,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $1,237,857      $1,898,746
                                                                    -----------     ----------
                                                                    -----------     ----------

CASH PAID DURING THE YEAR FOR:
  Interest                                                           $       --     $   32,593
                                                                    -----------     ----------
                                                                    -----------     ----------
  Income taxes                                                       $  499,193     $   12,500
                                                                    -----------     ----------
                                                                    -----------     ----------



The accompanying notes to financial statements are an integral part of these statements.

                              COIN BILL VALIDATOR, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                     (UNAUDITED)



1. The financial statements reflect all adjustments which, in management's opinion, are necessary to present fairly the financial position of the Company as of March 31, 1996 and September 30, 1995, and the results of operations for the three and six month periods ended March 31, 1996 and 1995 and its cash flows for the six month periods ended March 31, 1996 and 1995. Results of operations for the three and six month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2. In February 1995, the Company issued 750,000 shares of Common Stock in an initial public offering for $11.00 per share, generating net proceeds of approximately $6,890,000. In connection with this offering, the Company issued warrants to the representative of the several underwriters to purchase 75,000 shares of the Company's Common Stock at $13.20 per share. Concurrent with this public offering, the Company no longer qualified as a Subchapter "S" Corporation, and became subject to "C" Corporation taxation from that point on. The Company has used a portion of the proceeds to make a final distribution to shareholders existing prior to the offering of $4 million, which amount represents the accumulated "S" Corporation earnings which were eligible for such a distribution pursuant to the terms of the initial public offering. Approximately 40% of the amount of this distribution has been made available to the Company by certain shareholders receiving the distribution pursuant to three-year line of credit agreements.

3. Net loss per share for the three and six month periods ended March 31, 1996 was computed by dividing the Company's net loss by the weighted average common shares outstanding during the three and six month periods ended March 31, 1996. The impact of outstanding stock options and warrants was not included in the calculation of net loss per share, as such effect, if included, would have been anti-dilutive. Pro forma net income per share in the three and six month periods ended March 31, 1995, adjusted to reflect the pro forma effect of a "C" Corporation income tax provision for that period and the retroactive effect of a 1.639909 stock split, in the form of a stock dividend, which resulted in pro forma weighted average common shares outstanding of 2,000,000 and 2,476,149, respectively, was $.16 and $.33 per share, respectively .

4. During the three month period ended March 31, 1996, the Company wrote down inventory associated with a product line which the Company has decided to discontinue effective with the end of fiscal 1996. This write-down, in the approximate amount of $1.1 million, was charged to cost of sales in the three month period ended March 31, 1996, which is the period in which the Company made the determination to discontinue this product due to plans to place emphasis on recently introduced products and the expected impact of these new products on sales of the products to be discontinued.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

SALES
Net sales increased by 23.0%, or $1,408,418, to $7,540,333 in the six months ended March 31, 1996 from $6,131,915 in the comparative prior year period. This increase is attributable to increased sales of the Company's new product line of paper currency validators and related paper currency stackers to domestic and international OEM customers in the gaming industry.

GROSS MARGIN
Gross margin decreased to $1,642,692, or 21.8% of net sales, in the six months ended March 31, 1996, from $2,820,065, or 46.0% of net sales, in the comparative prior year period. The decrease in gross margin as a percentage of sales was primarily the result of the inventory write-down in the approximate amount of $1.1 million associated with the Company's decision in the second quarter to discontinue sales of a product line, as well as increased product costs, increased labor costs and other costs related to additional overhead, principally in manufacturing. Absent the inventory write-down, the Company's gross margin was approximately 36.8%, which the Company believes to be the gross margin typically associated with the sales mix in the six months ended March 31, 1996.

OPERATING EXPENSES
Operating expenses increased to $2,195,186, or 29.1% of net sales, in the six months ended March 31, 1996 from $1,455,400, or 23.7% of net sales, in the comparative prior year period. This increase was due principally to increased staffing and related payroll costs to support expansion of engineering and new product development efforts, increased selling expenses to support marketing activities associated with the Company's introduction and planned introduction of new products and additional provision for doubtful accounts receivable due to the financial condition of certain customers with which the Company has since changed selling terms to include letters of credit and other forms of security.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, was $13,458 in the six months ended March 31, 1996 compared to $641 in the comparative prior year period due principally to interest income earned on the Company's cash and cash equivalents in the 1996 period, partially offset by interest expense incurred in the second quarter, compared to lower levels of available cash to generate interest income, as well as interest expense associated with the Company's working capital line of credit facility, in the same period in 1995.

NET INCOME (LOSS)
Net loss was $(323,422) in the six months ended March 31, 1996 compared to net income, as adjusted to reflect income taxes which would have been paid had the Company not been an S Corporation in a portion of the 1995 period, of $819,194 in the comparative prior year period even though sales increased, due principally to the one-time inventory write-down of approximately $1.1 million described in "GROSS MARGIN" above, as well as general increases in manufacturing costs and operating expenses, including provision for doubtful accounts receivable, as a percentage of sales.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

SALES
Net sales increased by 34.5%, or $1,127,388, to $4,393,608 in the three months ended March 31, 1996 from $3,266,220 in the comparative prior year period. This increase is attributable to increased sales of the Company's new product line of paper currency validators and related paper currency stackers to domestic and international OEM customers in the gaming industry.


GROSS MARGIN
Gross margin decreased to $380,777, or 8.7% of net sales, in the three months ended March 31, 1996 from $1,491,197, or 45.7% of net sales, in the comparative prior year period. The decrease in gross margin as a percentage of sales was primarily the result of the inventory write-down in the approximate amount of $1.1 million associated with the Company's decision in the second quarter to discontinue sales of a product line, as well increased product costs, increased labor costs and other costs related to additional overhead, principally in manufacturing. Absent the inventory write-down, the Company's gross margin was approximately 34.4 %, which the Company believes to be the gross margin typically associated with the sales mix in the three months ended March 31, 1996.

OPERATING EXPENSES
Operating expenses increased to $1,302,685, or 29.6% of net sales, in the three months ended March 31, 1996 from $805,835, or 24.7% of net sales, in the comparative prior year period. This increase was due principally to increased staffing and related payroll costs to support expansion of engineering and product development efforts, increased selling expenses to support marketing activities associated with the Company's introduction and planned introduction of new products and additional provision for doubtful accounts receivable due to the financial condition of certain customers with which the Company has since changed selling terms to include letters of credit and other forms of security.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, was $2,212 in the six months ended March 31, 1996 compared to $19,482 in the comparative prior year period due principally to lower levels of cash and cash equivalents available to generate interest income during the quarter compared to interest income earned on the Company's higher levels of cash and cash equivalents in the same period in 1995.

NET INCOME (LOSS)
Net loss was $(542,302) in the three months ended March 31, 1996 compared to net income, as adjusted to reflect income taxes which would have been paid had the Company not been an S Corporation in a portion of the 1995 period, of $422,906 in the comparative prior year period even though sales increased, due principally to the one-time inventory write-down of approximately $1.1 million described in "GROSS MARGIN" above, as well as general increases in manufacturing costs and operating expenses, including provision for doubtful accounts receivable, as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's cash and cash equivalents were $1,237,857 compared to $1,810,882 at September 30, 1995. The Company has a $2,500,000 line of credit from a financial institution, $500,000 of which was outstanding at March 31, 1996 in the form of notes payable.

Cash used in operations was ($704,769) in the six months ended March 31, 1996. This use of cash was attributable to increases in the Company's inventory and accounts receivable related to sales and sales backlog and decreases in accrued liabilities related primarily to income tax payments, offset partially by increases in accounts payable due to purchasing activity associated with increased sales.

                              COIN BILL VALIDATOR, INC.
                                      SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  By:   /s/ William H. (Bill) Wood
                                        --------------------------
                                        William H. (Bill) Wood
                                    President and Chief Executive Officer


                                  By:   /s/ Henry B. Kayser
                                        -------------------
                                              Henry B. Kayser
                                            Vice President and
                                         Chief Financial Officer



Dated:  May 20, 1996