Form 10QSB/A
period 1996-03-31
COIN BILL VALIDATOR INC
filed 1996-06-24
CIK 933020

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996                   File No.   0-25148
                                                                  -------



                            Coin Bill Validator, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     New York                                          11-2974651
 --------------                                        ----------
     (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                      Identification No.)


425B Oser Avenue Hauppauge, N.Y.                         11788
- --------------------------------                       ----------
(Address of principle executive offices)                 Zip Code



Registrant's telephone number, Including area code      (516)-231-1177
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



Dated:  June 21, 1996