Form 10QSB
period 1996-06-30
COIN BILL VALIDATOR INC
filed 1996-08-12
CIK 933020

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE
    ACT OF 1934

For the quarterly period ended:        June 30, 1996
                               ------------------------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from:____________________ to ____________________


Commission file number:   0-25148
                          -------

                              COIN BILL VALIDATOR, INC.
- - --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


        NEW YORK                                                11-2974651
- - --------------------------------                                ----------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)


425B Oser Avenue Hauppauge, N.Y.                                  11788
- - --------------------------------                                ----------
 (Address of principal executive offices)                        Zip Code


                                    (516) 231-1177
- - --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes     [  ] NO


State the number of shares outstanding of each of the issuer's class of common equity as of the latest practical date: 2,750,000 SHARES OF COMMON STOCK AS OF AUGUST 12, 1996

                              COIN BILL VALIDATOR, INC.


                                        INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE

  Item 1.   Financial Statements  (Unaudited)

            Balance Sheets - June 30, 1996 and September  30, 1995       3

            Statements of Operations - Nine Months ended June 30,
            1996 and 1995, respectively                                  4

            Statements of Operations - Three Months ended
            June 30, 1996 and 1995, respectively                         5

            Statement of Shareholders' Equity - Nine Months
            ended June 30, 1996                                          6

            Statements of Cash Flows - Nine Months ended
            June 30, 1996 and 1995, respectively                         7

            Notes to Financial Statements                                8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9 - 11


PART II.  OTHER INFORMATION

  Not applicable.


SIGNATURES                                                              12

                              COIN BILL VALIDATOR, INC.

                                    BALANCE SHEETS

                AS OF JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995



                    ASSETS                                              JUNE 30, 1996     SEPTEMBER 30, 1995
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                               $1,476,411          $1,810,882
  Accounts receivable, less allowance for doubtful accounts
    of $554,311 and $159,087, respectively                                 3,460,814           3,322,842
  Inventory, less allowance for obsolescence of $1,250,000 and
    $117,547, respectively                                                 4,027,708           4,779,501
  Prepaid expenses                                                            74,155              10,954
  Deferred income tax assets                                                 134,238             118,953
                                                                           -----------        ------------

          Total current assets                                             9,173,326          10,043,132

PROPERTY AND EQUIPMENT, net                                                  728,789             460,427

OTHER ASSETS                                                                  74,588              58,625
                                                                           -----------        ------------

          Total assets                                                    $9,976,703         $10,562,184
                                                                           -----------        ------------
                                                                           -----------        ------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                                                     $461,590         $     -
  Accounts payable                                                           517,330           1,128,776
  Accrued expenses                                                           424,246             786,631
                                                                           -----------        ------------

          Total current liabilities                                        1,403,166           1,915,407
                                                                           -----------        ------------


SHAREHOLDERS' EQUITY:
  Common stock, 20,000,000 shares authorized; $.01 par value,
    2,750,000 shares issued and outstanding                                   27,500              27,500
  Additional paid-in capital                                               7,978,042           7,978,042
  Retained earnings                                                          567,995             641,235
                                                                           -----------        ------------

          Total shareholders' equity                                       8,573,537           8,646,777
                                                                           -----------        ------------

          Total liabilities and shareholders' equity                      $9,976,703         $10,562,184
                                                                           -----------        ------------
                                                                           -----------        ------------



                    THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                              COIN BILL VALIDATOR, INC.

                               STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                                    NINE MONTHS ENDED JUNE 30,
                                                       1996             1995

NET SALES                                         $11,921,330      $10,128,227

COST OF SALES                                       8,578,570        6,336,829
                                                   ------------     ------------

GROSS PROFIT                                        3,342,760        3,791,398

OPERATING EXPENSES                                  3,470,403        2,441,464
                                                   ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        (127,643)       1,349,934

OTHER INCOME, NET                                       5,576           16,683
                                                   ------------     ------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                   (122,067)       1,366,617

PROVISION (BENEFIT) FOR INCOME TAXES                  (48,827)         178,111
                                                   ------------     ------------

NET INCOME (LOSS)                                    ($73,240)      $1,188,506
                                                   ------------     ------------
                                                   ------------     ------------

NET LOSS PER SHARE (Note 3)                            ($0.03)
                                                       --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          2,750,000
                                                     ---------
                                                     ---------

                    THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                      ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              COIN BILL VALIDATOR, INC.

                               STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,
                                                      1996            1995

NET SALES                                        $4,380,997        $3,996,312

COST OF SALES                                     2,680,929         3,024,979
                                                 -----------       -----------

GROSS PROFIT                                      1,700,068           971,333

OPERATING EXPENSES                                1,275,217           986,064
                                                 -----------       -----------

INCOME (LOSS) FROM OPERATIONS                       424,851           (14,731)

OTHER INCOME (EXPENSE), NET                          (7,882)           16,042
                                                 -----------       -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                  416,969             1,311

PROVISION FOR INCOME TAXES                          166,787               524
                                                 -----------       -----------

NET INCOME                                         $250,182             $ 787
                                                 -----------       -----------
                                                 -----------       -----------

NET INCOME PER SHARE (Note 3)                         $0.09             $0.00
                                                 -----------       -----------
                                                 -----------       -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        2,750,000         2,750,000
                                                 -----------       -----------
                                                 -----------       -----------


                    THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                      ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              COIN BILL VALIDATOR, INC.

                           STATEMENT OF SHARHOLDERS' EQUITY

                       FOR THE NINE MONTHS ENDED JUNE 30, 1996

                                     (UNAUDITED)



                                                                            ADDITIONAL
                                                   COMMON STOCK               PAID-IN         RETAINED
                                             SHARES           AMOUNT          CAPITAL         EARNINGS       TOTAL

BALANCES AT SEPTEMBER 30, 1995            2,750,000         $27,500        $7,978,042        $641,235      $8,646,777

  Net loss for the nine months
    ended June 30, 1996                        -               -                 -            (73,240)        (73,240)
                                          ---------         -------        ----------        ---------     -----------
  BALANCES AT JUNE 30, 1996
  (unaudited)                             2,750,000         $27,500        $7,978,042        $567,995      $8,573,537
                                          ---------         -------        ----------        ---------     -----------
                                          ---------         -------        ----------        ---------     -----------



                    THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                       ARE AN INTEGRAL PART OF THIS STATEMENT.

                              COIN BILL VALIDATOR, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                      NINE MONTHS ENDED JUNE 30,
                                                                        1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      ($73,240)       $1,188,506
                                                                       -----------       -----------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                       208,822            41,679
      Inventory obsolescence provision (note 4)                         1,132,453               -
      Loss on disposition of fixed assets                                     -              31,853
      Changes in operating assets and liabilities:
        Accounts receivable, net                                         (137,972)       (1,316,590)
        Inventory                                                        (380,660)       (1,142,360)
        Deferred registration costs and prepaid expenses                  (63,201)           30,628
        Deferred income tax assets                                        (15,285)              -
        Other assets                                                      (15,963)         (214,040)
        Accounts payable                                                 (611,446)           23,789
        Accrued expenses                                                 (362,385)          198,950
                                                                       -----------       -----------

               Total adjustments                                         (245,637)       (2,346,091)
                                                                       -----------       -----------

               Net cash used in operating activities                     (318,877)       (1,157,585)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from
  disposals                                                              (477,184)         (188,044)
                                                                       -----------       -----------

               Net cash used in investing activities                     (477,184)         (188,044)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable to bank                            461,590          (800,000)
  Issuance of stock, net of offering expenses                                 -           6,784,762
  Distribution to shareholders                                                -          (4,000,000)
                                                                       -----------       -----------

               Net cash provided by financing activities                  461,590         1,984,762
                                                                       -----------       -----------

               Net increase (decrease) in cash and cash equivalents      (334,471)          639,133
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,810,882           532,550
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $1,476,411        $1,171,683
                                                                       -----------       -----------
                                                                       -----------       -----------

CASH PAID DURING THE YEAR FOR:
  Interest                                                                 $8,941           $32,593
                                                                       -----------       -----------
                                                                       -----------       -----------
  Income taxes                                                           $499,193          $144,966
                                                                       -----------       -----------
                                                                       -----------       -----------

           THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL
                              PART OF THESE STATEMENTS.

                              COIN BILL VALIDATOR, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


1. The financial statements reflect all adjustments which, in management's opinion, are necessary to present fairly the financial position of the Company as of June 30, 1996 and September 30, 1995, and the results of operations for the three and nine month periods ended June 30, 1996 and 1995 and its cash flows for the nine month periods ended June 30, 1996 and 1995. Results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

2. In February 1995, the Company issued 750,000 shares of Common Stock in an initial public offering for $11.00 per share, generating net proceeds of approximately $6,890,000. In connection with this offering, the Company issued warrants to the representative of the lead underwriter to purchase 75,000 shares of the Company's Common Stock at $13.20 per share.
    Concurrent with this public offering, the Company no longer qualified as a Subchapter "S" Corporation, and thereafter became subject to "C" Corporation taxation. The Company used $4 million of the proceeds to make a final distribution to shareholders existing prior to the offering representing the accumulated "S" Corporation earnings which were eligible for such a distribution pursuant to the terms of the initial public offering. Certain shareholders have made approximately 40% of the amount of the distribution available to the Company pursuant to three-year line of credit agreements. No amounts are outstanding under these agreements.

3. Net income (loss) per share for the three and nine month periods ended June 30, 1996 was computed by dividing the Company's net income (loss) by the
    weighted average common shares outstanding during the periods   The impact
    of outstanding stock options and warrants was not included in the calculation of net income (loss) per share, as such effect, if included, would have been anti-dilutive. Pro forma net income per share in the nine month period ended June 30, 1995, adjusted to reflect the pro forma effect of a "C" Corporation income tax provision for that period and the retroactive effect of a 1.639909 stock split, in the form of a stock dividend, which resulted in pro forma weighted average common shares outstanding of 2,567,432, was $.32 per share.

4. During the three month period ended March 31, 1996, the Company wrote down inventory in the approximate amount of $1.1 million associated with some early generation products the future sales of which management believes will be adversely impacted by sales of newly released products. This write-down was charged to cost of sales.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1996 COMPARED WITH NINE MONTHS ENDED JUNE
30, 1995

SALES
Net sales increased by 17.7%, or $1,793,103, to $11,921,330 in the nine months ended June 30, 1996 from $10,128,227 in the comparative prior year period. This increase is attributable to increased sales of the Company's new product line of paper currency validators and related paper currency stackers to domestic and international OEM customers in the gaming industry.

GROSS PROFIT
Gross profit decreased to $3,342,760, or 28.0% of net sales, in the nine months ended June 30, 1996, from $3,791,398, or 37.4% of net sales, in the comparative prior year period. The decrease in gross profit as a percentage of sales was primarily the result of the inventory write-down in the second quarter in the approximate amount of $1.1 million associated with some early generation products the future sales of which the Company's management believes will be adversely impacted by sales of newly released products. Absent the inventory write-down, the Company's gross profit was approximately 37.5% of net sales, which the Company believes to be the gross profit typically associated with the sales mix in the nine months ended June 30, 1996.

OPERATING EXPENSES
Operating expenses increased to $3,470,403, or 29.1% of net sales, in the nine months ended June 30, 1996 from $2,441,464, or 24.1% of net sales, in the comparative prior year period. This increase was due principally to increased staffing and related payroll costs to support expansion of engineering and new product development efforts, increased benefit costs due to the introduction of certain employee benefits and additional bad debt expense recorded due to the financial condition of certain customers with which the Company has since changed selling terms to include letters of credit and other forms of security.

OTHER INCOME, NET
Other income, net, was $5,576 in the nine months ended June 30, 1996 compared to $16,683 in the comparative prior year period due principally to interest income earned on the Company's cash and cash equivalents in the 1996 period, partially offset by interest expense incurred in the second and third quarters, compared with higher levels of available cash to generate interest income, as well as lower interest expense associated with the Company's working capital line of credit facility, in the same period in 1995.

NET INCOME (LOSS)
Net income (loss) for the nine months ended June 30, 1996 was ($73,240) compared with pro forma net income of $819,970 in the comparative prior year period, as adjusted to reflect income taxes which would have been paid had the Company been a "C" Corporation for the entire 1995 period. The net loss for the first nine months of fiscal 1996, despite increased sales, was due principally to the one-time inventory write-down of approximately $1.1 million as described above in "GROSS PROFIT", as well as general increases in operating expenses as described above in "OPERATING EXPENSES".

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1995

SALES
Net sales increased by 9.6%, or $384,685, to $4,380,997 in the three months ended June 30, 1996 from $3,996,312 in the comparative prior year period. This increase is attributable to increased sales of the Company's new product line of paper currency validators and related paper currency stackers to domestic and international OEM customers in the gaming industry.

GROSS PROFIT
Gross profit increased to $1,700,068, or 38.8% of net sales, in the three months ended June 30, 1996 from $971,333, or 24.3% of net sales, in the comparative prior year period. The increase in gross profit as a percentage of sales in this year's fiscal third quarter compared with the prior year period was primarily the result of an unfavorable sales mix in the fiscal 1995 third quarter in which lower margin domestic sales constituted a larger portion of total sales versus higher margin international sales. Gross profit of 38.8% of net sales in the fiscal 1996 third quarter more closely reflects the Company's typical sales mix which includes a larger portion of higher margin international sales and a smaller portion of lower margin domestic sales.

OPERATING EXPENSES
Operating expenses increased to $1,275,217, or 29.1% of net sales, in the three months ended June 30, 1996 from $986,064, or 24.7% of net sales, in the comparative prior year period. This increase was due principally to increased staffing and related payroll costs to support expansion of engineering and product development efforts, increased selling expenses related to increased sales, and increased benefit costs due to the introduction in fiscal 1996 of certain employee benefits.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, was ($7,882) in the three months ended June 30, 1996 compared with $16,042 in the comparative prior year period due principally to lower levels of cash and cash equivalents available to generate interest income offset by interest expense on outstanding borrowings during the quarter compared with interest income earned on the Company's higher levels of cash and cash equivalents in the same period in 1995.

NET INCOME
Net income was $250,182 in the three months ended June 30, 1996 compared to net income of $787 in the comparative prior year period, due principally to the impact on gross profit of the more favorable sales mix in the current year period, partially offset by increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's cash and cash equivalents were $1,476,411 compared to $1,810,882 at September 30, 1995. The Company has a $2,500,000 line of credit from a financial institution, $461,590 of which was outstanding at June 30, 1996. Such amount was repaid in full in July 1996.

Cash used in operations was ($318,877) in the nine months ended June 30, 1996. This use of cash was attributable to increases in the Company's inventory and accounts receivable related to sales and sales backlog and decreases in accrued liabilities related primarily to income tax payments, as well as lower balances due to trade vendors associated with improved inventory buying patterns related to the Company's implementation of a new inventory system.

The Company has no significant fixed commitments for capital expenditures. Its capital requirements consist primarily of those necessary to continue to expand its manufacturing capabilities and, to a lesser degree, interest payments on the Company's indebtedness. Historically, the Company has met its capital requirements through the sale of securities and through institutional financing. The Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its expansion efforts throughout 1996 and beyond.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COIN BILL VALIDATOR, INC.



                                                   By: /S/ STEPHEN KATZ
                                                      ------------------
                                                          Stephen Katz
                                                          Chairman and
                                                      Chief Executive Officer


                                                   By: /S/ HENRY B. KAYSER
                                                       --------------------
                                                           Henry B. Kayser
                                                         Vice President and
                                                      Chief Financial Officer



Dated:  August 12, 1996