Form 10KSB
period 1996-09-30
COIN BILL VALIDATOR INC
filed 1996-12-30
CIK 933020

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
Mark One

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the Fiscal Year ended September 30, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from _____ to _____

                      Commission File Number 0-25148

                            COIN BILL VALIDATOR, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             New York                                      11-2974651
--------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                   425B Oser Avenue, Hauppauge, New York 11788
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

Issuer's telephone number 516-231-1177

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

      For the year ended September 30, 1996, the revenues of the registrant were $16.693 million.

      The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant, based on the average bid and asked prices on December 17, 1996, was approximately $27,757,813.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of December 23, 1996, the registrant had a total of 2,750,000 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Proxy Statement for the year ended September 30, 1996 are incorporated by reference into Part III.

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

Coin Bill Validator, Inc. (the "Company") was incorporated in New York in 1988. The Company designs and manufactures paper currency validators and related paper currency stackers and markets its products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming machines and beverage and vending machines which dispense products, services, coinage, and other currencies. Stackers are sold with most validators and are designed to store validated paper currency, usually in secure removable cassettes. Though the Company knows of no commercially available validator that is counterfeit-currency-proof, the Company's validators and stackers offer significant protections against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. The Company's paper currency validators are adaptable to a wide variety of OEM (original equipment manufacturer) applications, offer a highly competitive level of performance, and are designed to provide ease of maintenance and repair.

Background and History

In the 1980s, a general trend developed with respect to an increase in the incorporation of paper currency validators in a large number of beverage, food and novelty vending machines which offered primarily low-priced items. Subsequent technological improvements in the sensory capabilities of validators created the ability to process high volumes of larger denomination bills which led to extensive use of validators in casino gaming machines throughout the United States. This trend accelerated during the 1990s as a result of overall growth in the United States gaming industry resulting from an increase in the number of states permitting legalized gambling and the growth of gambling facilities on Indian reservations and riverboats. Concurrently, the international gaming industry has also expanded creating a growing worldwide market for paper currency validators which the Company has sought to address since its inception.

Since incorporation, the Company's net revenues have grown from approximately $35,000 in fiscal 1989 to approximately $9.7 million in fiscal 1994, and to approximately $16.7 million in fiscal 1996. Prior to January 1993, the Company's marketing efforts were directed primarily towards domestic distributors and end-users who focused on the replacement and retrofit markets for validators in amusement and gaming machines.

Commencing in January 1993, the Company began to focus its marketing efforts on OEMs of gaming machines and automated vending machines dispensing beverages, telephone cards and postage stamps. In addition, since such date, the Company has increased its marketing efforts to international customers. As a result, the Company's international sales amounted to 66.2 percent of total units sold in fiscal 1996. International sales, as a percentage of units sold, have increased in three of the last four years. Management believes the international market for validators may grow at a faster rate than in the United States and therefore may represent the Company's best long-term growth opportunity.

Strategy

The Company has focused its marketing efforts on those segments of the marketplace requiring a relatively high degree of security and substantial custom design work that was often not efficiently served by larger competitors, who focused primarily on the broader, higher-volume market for standardized product configurations. This "niche" strategy allowed the Company to develop domestic and international customers who were too new or too small to attract larger competitors. During fiscal 1996, while continuing its niche marketing strategy, the Company began redefining and broadening its target markets and product offerings to enable the Company to achieve market penetration and build market share in the mainstream domestic and international markets for currency validators.

In fiscal 1997, the Company intends to further utilize its existing customer base and its product technology expertise, including comprehensive currency databases covering more than 50 countries, to pursue market share in the global beverage, vending and gaming industries. To achieve this, in October 1996, the Company announced the creation of a new division to focus sales and marketing efforts on the beverage and vending industries. The Company's President, William
H. Wood, was also named President of this new division. In this capacity, Mr. Wood has responsibility for all sales and marketing activities directed toward the beverage and vending industries. The creation of this new division is part of the Company's strategy to reposition itself to achieve market share growth in all segments of the global validator business.

In fiscal 1996, the Company spent approximately $61,000 on research and development. In 1997, the Company expects to increase investment in product development and focus on providing a range of validator products - potentially including extensions of the Company's current product offering as well as new products - specifically targeting the performance and value requirements of the beverage and vending industries. The Company believes this strategy will enable it to significantly grow its overall market share both domestically and internationally.

Products

Since its inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that fill the specific performance requirements of its customers. These requirements are continually evolving as the markets for paper currency validators continue to grow and as technological advances are incorporated into the products' design. During fiscal 1996, the Company's principal products included three basic validator models and a wide range of comprehensive currency databases and bill stacker configurations.

The Model 125 ("M-125") is the Company's multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving up-stacker design makes it popular for use in any machine where space is at a premium. The M-125's bill stackers are fully detachable and available with capacities of 150, 300 and 600 bills.

The Model IVO ("M-IVO") is a multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-IVO is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service and Gaming Laboratories, Inc. approved.

The Model IDS ("IDS") represents the Company's second generation validator and features several technological advances designed specifically to meet the exacting requirements of the gaming industry. The unit is offered in a down-stack configuration which allows the bill stacker, a security removable cassette, to be reached through a separate front entrance in the gaming machine. The IDS is also available in configurations which stack the bills to the front or rear depending upon space constraints within the equipment. The front section of the validator head opens easily to allow for maintenance, repair or clearance of the currency pathway without violating the integrity of the associated security stacker. IDS models offer currency acceptance of notes up to 3.34 inches (85 mm) in width and have enhanced features for gaming and high security applications. These features include a multi-level high security validation process with side-looking sensors, an animated bill runway with "smart visuals" for customer attraction, a user selectable currency denomination acceptance and an optional bar-code reader for tickets and coupons. The IDS also offers a soft drop analyzer ("SDA") (patent pending) as an optional feature. The SDA allows the bill cassette to maintain and track information such as: currency or coupons in the validator by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.

Commencing in the first quarter of fiscal 1997, the Company introduced the Model IUS ("IUS") incorporating many of the features offered in its IDS model line. The IUS has been specifically designed for beverage and vending applications in machines where space is available above the validation unit. The Company anticipates introducing further new validator models to meet growing and changing customer requirements which could incorporate features from existing products as well as proprietary technological advances where applicable and based on costs and benefits to the customer.

Product Performance and Warranties

The Company's validator and bill stacker products are generally covered by a one-year warranty against defects in materials or workmanship, which the Company believes is standard for the industry. The Company will repair or replace, at its factory, any units which require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes there is no commercially available validator that is counterfeit-currency-proof or warranteed as such.

Marketing and Sales

The Company's primary sales and marketing efforts in both domestic and international markets are conducted by an "in-house" sales force consisting of sales representatives, sales/product technicians, and customer service support personnel. In addition, sales are also generated by Coin Bill Validator (UK) Limited ("CBV-UK"), an unrelated third party. CBV-UK is based in London, U.K. and is the Company's exclusive distributor in Europe (with the exception of Italy) according to the terms of an Agent License Agreement dated July 16, 1996. Under the terms of this agreement, CBV-UK is responsible for generating sales and market development, applications support, service support and training and installation support in its stated territory. In addition, CBV-UK has agreed to certain minimum sales commitments and service support standards over the three-year term of the agreement.

In August 1996, the Company obtained a 50% interest in Coin Bill Validator South Africa (Proprietary) Limited ("CBV-SA"). CBV-SA markets and sells paper currency validators and related paper currency stackers as a principal and agent for the Company. In fiscal 1996, the results of operations of this entity were not material.

Customer Concentration and Various Risk Factors

During fiscal 1996, the Company's two largest customers accounted for 39.4 percent of units sold. Unit sales to the gaming industry accounted for approximately 60.9 percent of the Company's total units sold during such year with the remaining 39.1 percent from product applications outside of gaming.

The continued success of the Company may be dependent upon the use of paper or simulated paper currency in gaming and vending machines. A substantial diminution in the use of paper currency as a means of payment - through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" - could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company believes that aspects of its technology and manufacturing expertise - for example, the technology applicable to electro/optical scanning and certain of its proprietary algorithms
- may be applicable to products and systems for validating transactions using other than paper currency. The Company plans to thoroughly investigate such opportunities and endeavor to develop new product applications where markets for such new products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems.

Manufacturing

Since 1995, the Company's operations have been conducted from a leased facility of 40,000 square feet housing manufacturing and administrative functions in Hauppauge, New York. Manufacturing operations consist of mechanical and electro/optical assembly and the provision of wiring harnesses between components and between the validator and the gaming or vending machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for both the electronic components and the final assembled product. Direct control over fabrication and testing permits the Company to shorten its production cycle and protect proprietary technology.

The Company depends on a limited number of suppliers for various stamped or formed housings, gears, cogs and wheels and electronic assemblies or components, including certain microprocessor chips. The Company believes that concentrating its purchases from its existing suppliers provides, in certain cases, better prices, better quality and consistency and more reliable deliveries. The Company maintains on-going communications with its suppliers to prevent interruptions in supply and, to date, generally has been able to obtain adequate supplies in a timely manner. The Company has entered into volume blanket agreements with selected suppliers to guard against shortages of unique components, limiting the Company's exposure to business interruptions. Furthermore, many of the electronic components used by the Company, including its microprocessors, are widely used in many applications and are available from a number of sources. However, the short wavelength light source which forms a critical part of the Company's optical scanning device is now commercially available from only a very limited number of suppliers. The Company believes that if such supply were to become unavailable, its units could be redesigned to use other light sources and still remain competitive in the marketplace. However, any interruption in the supply of key components which cannot be quickly remedied could have a materially adverse effect on the Company's results of operations.

Competition

The market for the Company's products is very competitive. Most competitors have significantly greater financial, technical, sales and marketing resources than the Company. A number of competitors offer products that target the same markets as do the Company's products.

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coin Acceptors, Inc. ("Coinco") and Rowe Validator ("Rowe") is a division of Rowe International, Inc. Accordingly, such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in beverage, food, snack and lower-priced goods or amusement vending, the market is dominated by Coinco, with Mars Electronics International ("MEI"), Ardac, Inc. ("Ardac") and Rowe also being significant competitors. The largest supplier of validators used in gaming machines for the domestic market is Japan Cash Machines Co., Ltd. ("JCM"). The Company has focused marketing efforts on the higher-priced domestic validator market and competes on the basis of quality, durability and performance while maintaining a reasonable level of protection against tampering and counterfeit currencies, as well as a competitive price point.

In the international markets, the Company competes for gaming machine business with JCM, Ardac, Cashcode Company, Inc., MEI and Diversified Systems, Inc., while for product and service vending machines the Company competes with these competitors as well as Coinco, Sanyo Electric Company (primarily in the Middle
East), Conlux USA Corporation, Coegis, Innovative Technology, Ltd. and various smaller local manufacturers. The Company has been more willing to address smaller markets than its larger competitors and expects to encounter increased competition as the markets addressed by its products continue to grow. The Company believes that performance, quality and protection against tampering and counterfeit currency are relatively more important and price relatively less important, as competitive factors in the international marketplace.

Intellectual Property

The Company relies on certain proprietary know-how and trade secrets to protect its technology. Important components of this proprietary information are the Company's library of distinguishing characteristics of the currencies which its validators scan and validate and its proprietary algorithms. The Company has entered into non-disclosure and secrecy agreements with certain of its key employees having access to this technology.

In addition, the Company holds four U.S. patents as follows: "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," granted December 5, 1989, "Bill Accumulating and Stacking Device," granted June 21, 1994; design for "Escrow Box for Coin Operated Machines," granted April 22, 1986; and "Anti-fraud Currency Acceptor," granted November 9, 1993. The first two patents cover technology used in the Company's first and second generation validator product lines and the remaining patents cover technology used in certain special models. The Company has also applied for four additional U.S. patents, the most important of which covers the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned, the soft drop analyzer and new anti-fraud devices.

If issued, and if corresponding foreign patents are obtained, the Company believes these patents could provide important protection for certain technological advantages its validators have in international markets. However, the Company believes that it will not be materially and adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. As of this date, the Company has received no foreign patents.

Although the Company has not received any claims that its products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in protracted or costly litigation.

Government Regulation

As a supplier of paper currency validators to customers subject to gaming regulations and postal regulations, the Company is, indirectly, subject to such regulations that are reflected in customer purchase orders or customer specifications. The Company believes that it is in full compliance with such regulations. Any failure to comply with such regulations, however, could have a materially adverse effect on the results of operations of the Company.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; and other risks described in the Company's filings with the Securities and Exchange Commission.

Employees

On December 17, 1996 the Company had 146 employees, including 6 executives; 9 sales and customer service representatives; 27 engineers and software developers; 21 materials, quality control and quality assurance personnel; 5 administrative personnel; 7 clerical personnel; and 71 assembly/factory workers. The Company believes its relationships with its employees are good.

Item 2. Description of Property

The Company leases approximately 40,000 square feet housing manufacturing and administrative functions in Hauppauge, New York, for a term expiring March 31, 2000, at an annual base rental of $240,000, increasing annually to approximately $270,000 in the final year of the term. The Company believes that this facility is adequate for its manufacturing needs for the foreseeable future.

Item 3. Legal Proceedings

Not material.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      a)    Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol CBVI. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for the first, second, third and fourth quarters of fiscal 1996 and for the second, third and fourth quarters of fiscal 1995.

                                                      Common Stock
                                                      ------------

Quarter Ended                                       High          Low
-------------                                       ----          ---

February 7, 1995* to March 31, 1995                11 1/4         8
June 30, 1995                                      15             9 3/4
September 30, 1995                                 12             7 1/8
December 31, 1995                                   8 7/8         6
March 31, 1996                                      7 1/4         5 1/2
June 30, 1996                                      13 1/2         5 1/2
September 30, 1996                                 11 3/4         7 3/8

*Date of initial public offering

      b)    Holders

      The approximate number of beneficial holders of the Company's Common Stock as of December 4, 1996, was 340.

      c)    Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Fiscal year ended September 30, 1996 vs. September 30, 1995

For the fiscal year ended September 30, 1996, the Company reported net income of $272,000 or $0.10 per share as compared with $1.551 million for the fiscal year ended September 30,1995. On a pro forma basis, assuming a C Corporation income tax provision for the entire year, the Company earned $1.116 million, or $0.45 per share, in 1995. This year-to-year decline in net income is primarily attributable to an inventory write-down taken in the second quarter in the approximate amount of $1.1 million, on a pre-tax basis. This write-down relates to certain early generation products, the future sales of which management believes will be adversely impacted by sales of newly released products. The decline also reflects increased operating expenses associated with higher facility costs and investments in additional personnel. Excluding the impact of the inventory write-down, net income would have been $906,000 or $.33 per share in 1996.

Net sales increased by 18.2% or $2.568 million to $16.693 million in 1996 as compared with $14.125 million in 1995. The increase is attributable to increased sales of the Company's new product line of paper currency validators and related paper currency stackers to domestic and international OEM (original equipment manufacturer) customers, primarily in the gaming industry. Net sales to international customers increased substantially in 1996 and represented 73% of total net sales as compared with 37% of total net sales in 1995.

Gross profit decreased by 6.6% to $5.257 million or 31.5% of net sales in 1996 as compared with $5.629 million or 39.9% of net sales in 1995. The decrease was primarily due to the inventory write-down previously described as well as the result of increased overhead costs associated with the Company's new facility and increased direct and indirect labor costs. Excluding the effect of the inventory write-down, the Company's gross profit would have been $6.389 million or 38.3% of net sales.

Operating expenses increased by 31.9% to $4.777 million in 1996 as compared with $3.622 million in 1995. As a percent of sales, operating expenses increased to 28.6% in 1996 as compared with 25.6% in 1995. This increase was principally due to increased staffing and related payroll costs to support the expansion of engineering and new product development efforts, increased benefit costs due to the introduction of certain employee benefits and additional bad debt expense recorded due to the financial condition of certain customers with which the Company has since changed selling terms to include letters of credit and other forms of security.

Fiscal year ended September 30, 1995 vs. September 30, 1994

For the fiscal year ended September 30, 1995, the Company reported net income, as adjusted to reflect income taxes which would have been paid had the Company been a C Corporation for the entire period, of $1.166 million as compared with $1.427 million for the fiscal year ended September 30, 1994. Despite the increase in sales, net income decreased primarily due to increases in manufacturing and operating expenses necessary to support the Company's anticipated future growth.

Net sales increased by 45.7% or $4.432 million to $14.125 million for the fiscal year ended September 30, 1995 as compared with $9.693 million in fiscal year 1994. This increase is attributable to increased sales of paper currency validators and related paper currency stackers to OEM customers and domestic gaming industry customers. Although sales to international customers increased, the Company's overall sales mix as a proportion of total sales shifted toward U.S. sales from international sales compared to the sales mix in the comparative period in the previous year because of the Company's one-time, large retro-fitting order for a U.S. customer. Additionally, a large portion of fiscal 1995 sales within the U.S. were related to products with lower gross margins than had been the case in the previous fiscal year.

Gross profit dollars increased by 27.2% to $5.629 million in 1995 as compared with $4.425 million in 1994. As a percentage of net sales, gross profit decreased to 39.9% in 1995 as compared with 45.7% of net sales in 1994. As described above, the near term trend toward U.S. sales in fiscal 1995 adversely impacted the gross profit percentage since sales to U.S. customers are generally made at lower margins than those to international customers. This decrease was also the result of increased overhead costs associated with the Company's new facility, increased product costs, increased labor costs and costs related to additional overhead, principally in manufacturing.

Operating expenses increased by 82.1% to $3.622 million or 25.6% of net sales in 1995 as compared with $1.989 million or 20.5% of net sales in 1994. This increase was due principally to costs associated with the Company's new facility, as well as increased staffing and related payroll costs to support expansion of engineering efforts and increased accounting, legal and selling expenses to support marketing activities associated with the Company's aggressive growth strategy.

Liquidity and Capital Resources

The Company has no significant fixed commitments for capital expenditures. Its capital requirements consist primarily of those necessary to continue to expand its manufacturing and product development capabilities, its sales and marketing operations, and, to a lesser degree, interest payments should the Company decide to utilize borrowings to fund future growth. Historically, the Company has met its capital requirements through the sale of securities and through institutional financing. The Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its expansion throughout fiscal 1997 and beyond.

In September 1996, the Company entered into an agreement with The Chase Manhattan Bank (the "Bank") for a secured line of credit in the aggregate amount of $5,000,000 with the intent of borrowings to be made when necessary to meet short-term working capital needs. Outstanding borrowings will bear interest at rates to be determined based on the amount of the borrowings. The rate will range between the Bank's prime rate plus one-quarter of one percent per annum and, for borrowings greater than $500,000, the option of the Reserve Adjusted London Interbank Offering Rate (LIBOR) plus 275 basis points per annum. The line of credit is secured by a first priority perfected security interest in the assets of the Company. As of September 30, 1996, no amounts were outstanding under this line of credit. This line of credit will expire on September 30, 1997. At September 30, 1996, the Company had cash of $2.727 million.

Net cash provided by operating activities amounted to $1.58 million in 1996. Net income of the Company, adjusted for noncash items, was $2.075 million in 1996. This amount was offset primarily by an increase in deferred income taxes and income taxes payable of $284,000, a decrease in accounts payable and accrued expenses of $98,000 and an increase in inventory of $147,000, excluding the effect of the inventory write-down. Net cash used by operating activities amounted to $83,000 in 1995. The net income of the Company, adjusted for noncash items, amounted to $1.914 million in 1995. This amount was augmented by an increase in accounts payable and accrued expenses of $447,000 and an increase in deferred income taxes and income taxes payable of $340,000, and was primarily offset by an increase in inventory of $1.761 million and an increase in accounts receivable of $1.197 million.

Net cash used in investing activities amounted to $664,000 in 1996 as compared with $469,000 in 1995. Such amounts were used for the purchase of property and equipment.

Net cash provided by financing activities amounted to $1.83 million in 1995. Approximately $4.0 million of the proceeds of the Company's initial public offering ("IPO") of $6.63 million were used to make a final distribution to shareholders of the Company prior to the offering, which amount represented the accumulated "S" Corporation earnings through the date of the offering which were eligible for such a distribution pursuant to the terms of the IPO. Additionally, $800,000 was used to repay amounts outstanding under the Company's bank line of credit.

Fiscal 1996 saw continued moderation in the level of inflation. In order to offset the resulting rise in the costs of operations, the Company is currently attempting to reduce product manufacturing costs to increase profit margins and expects to continue this approach to cope with future cost changes.

Item 7. Financial Statements

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None

                                    PART III

Items 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 1996.

Item 13. Exhibits, List and Reports on Form 8K

      (a)   Exhibits

            Certain of the following exhibits were, as indicated previously, filed as Exhibits to the registration statements filed by the Registrant under the Securities Act of 1933 and are hereby incorporated by reference.

Exhibit
   No.
-------

3.1         Certificate of Incorporation filed October 25, 1988 (1)

3.2         Certificate of Amendment dated August 6, 1993 (1)

3.3         Form of Certificate of Amendment filed November 17, 1994 (1)

3.4         Amended and Restated By-Laws (4)

9 Voting Trust Agreement dated May 23, 1996 among Odyssey Financial Company, Joan Vogel, The Joseph Vogel Revocable Trust and Stephen Katz (3)

10.1 Lease dated September 21, 1994 between the Company and Heartland Associates (1)

10.2 Employment Agreement dated August 24, 1993 between the Company and Michael Walsh (1)

10.3 Employment Agreement dated January 31, 1993 between the Company and William H. Wood (1)

10.4 Employment Agreement dated August 8, 1994 between the Company and Henry Kayser (1)

10.5        1994 Stock Option Plan (1)

10.6 Bill Validator Development and Supply Agreement dated September 2, 1994 between the Company and Aristocrat Leisure Industries Pty. Ltd.
            (1)

10.7 Employment Agreement dated December 1, 1994 between the Company and Robert W. Nader (2)

10.8        Form of Lock-Up Agreement (2)

10.9 Credit Agreements dated September 9, 1996 and September 10, 1996 between the Company and The Chase Manhattan Bank (4)

10.10 Security Agreement dated September 9, 1996 between the Company and The Chase Manhattan Bank (4)

10.11 Agreement between the Company and certain shareholders establishing lines of credit (2)

10.12 Employment Agreement dated May 23, 1996 between the Company and Stephen Katz (3)

10.13 Agent License Agreement dated July 15, 1996 between the Company and Currency Validator International, Ltd. (4)

21          Subsidiaries (4)

27          Financial Data Schedule (4)

(1) Incorporated by reference to the initial filings of the Registration Statement on Form SB-2.

(2)   Incorporated by reference to Amendment No. 2 to the Registration
      Statement.

(3) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996

(4)   Filed herewith.

(b) No Reports on Form 8-K have been filed during the last quarter covered by this Report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Coin Bill Validator, Inc.

                                    By:    s/Stephen Katz
                                           ----------------------------------
                                           Stephen Katz
                                           Chairman of the Board and
                                           Chief Executive Officer
Date:  December 24, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Date                    Title
        ---------                  ----                    -----

s/Stephen Katz               December 24, 1996     Chairman of the Board
------------------------                           and Chief Executive Officer
Stephen Katz

s/William H. (Bill) Wood     December 24, 1996     President and Director
------------------------
William H. (Bill) Wood

s/Edward Seidenberg          December 24, 1996     Director and
------------------------                           Principal Financial Officer
Edward Seidenberg

s/Jay Goldberg               December 24, 1996     Director
------------------------
Jay Goldberg

s/Richard Gerzof             December 24, 1996     Director
------------------------
Richard Gerzof

s/Henry Ellis                December 24, 1996     Director
------------------------
Henry Ellis

s/Joan Vogel                 December 24, 1996     Director
------------------------
Joan Vogel

s/Thomas McNeill             December 24, 1996     Controller and
------------------------                           Principal Accounting Officer
Thomas McNeill

s/Henry Kayser               December 24, 1996     Director
------------------------
Henry Kayser

                            COIN BILL VALIDATOR, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Public Accountants                               F - 1

Balance Sheets as of September 30, 1996 and 1995                       F - 2

Statements of Income for the years ended
  September 30, 1996 and 1995                                          F - 3

Statements of Shareholders' Equity for the years ended
  September 30, 1996 and 1995                                          F - 4

Statements of Cash Flows for the years ended
  September 30, 1996 and 1995                                          F - 5

Notes to Financial Statements                                          F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Coin Bill Validator, Inc.:

We have audited the accompanying balance sheets of Coin Bill Validator, Inc. (a New York corporation) as of September 30, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coin Bill Validator, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                 /s/ Arthur Andersen LLP


Melville, New York
November 22, 1996

                            COIN BILL VALIDATOR, INC.

                                 BALANCE SHEETS

                        AS OF SEPTEMBER 30, 1996 AND 1995

                          (in 000s, except share data)

                                 ASSETS
                                                                1996     1995
                                                               -------  -------
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 2,727  $ 1,811
  Accounts receivable, less allowance for doubtful
    accounts of $268 and $159, respectively                      2,789    3,323
  Inventory, less allowance for obsolescence of
    $1,069 and $118, respectively                                3,794    4,779
  Prepaid expenses                                                  83       11
  Deferred income taxes                                            570      119
                                                               -------  -------
               Total current assets                              9,963   10,043

PROPERTY AND EQUIPMENT, net                                        887      460

OTHER ASSETS                                                        53       59
                                                               -------  -------
               Total assets                                    $10,903  $10,562
                                                               =======  =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $   807  $ 1,129
  Accrued expenses and other current liabilities                   551      327
  Income taxes payable                                             597      459
                                                               -------  -------
               Total current liabilities                         1,955    1,915
                                                               -------  -------
DEFERRED INCOME TAXES                                               29     --
                                                               -------  -------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 6):
  Common stock, 20,000,000 shares authorized; $.01 par value,
    2,750,000 shares issued and outstanding                         28       28
  Additional paid-in capital                                     7,978    7,978
  Retained earnings                                                913      641
                                                               -------  -------
               Total shareholders' equity                        8,919    8,647
                                                               -------  -------
               Total liabilities and shareholders' equity      $10,903  $10,562
                                                               =======  =======

      The accompanying notes are an integral part of these balance sheets.

                            COIN BILL VALIDATOR, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                   (in 000s, except share and per share data)


                                                        1996          1995
                                                     ----------    ----------
NET SALES                                            $   16,693    $   14,125

COST OF SALES                                            11,436         8,496
                                                     ----------    ----------

               Gross profit                               5,257         5,629

OPERATING EXPENSES                                        4,777         3,622
                                                     ----------    ----------

INCOME FROM OPERATIONS                                      480         2,007

INTEREST INCOME, net                                          6            29
                                                     ----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                    486         2,036

PROVISION FOR INCOME TAXES (Notes 1, 2 and 7)               214           485
                                                     ----------    ----------

NET INCOME                                           $      272    $    1,551
                                                     ==========    ==========

NET INCOME PER SHARE                                 $     0.10
                                                     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            2,750,000
                                                     ==========

        The accompanying notes are an integral part of these statements.

                            COIN BILL VALIDATOR, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                          (in 000s, except share data)

                                                  Common Stock           Additional
                                             ------------------------     Paid-in      Retained
                                              Shares        Amount        Capital      Earnings        Total
                                             ---------     ---------     ---------     ---------      ---------
BALANCE AT SEPTEMBER 30, 1994                2,000,000     $      20     $     955     $   3,491      $   4,466

 Issuance of shares in initial public
  offering, net of expenses of $1,620
  (Note 1)                                     750,000             8         6,622          --            6,630

 Distribution to shareholders (Note 1)            --            --            --          (4,000)        (4,000)

 Retained earnings reclassified as
  additional paid-in capital upon
  termination of S Corporation election
  (Note 1)                                        --            --             401          (401)          --

 Net income for the year ended September
  30, 1995                                        --            --            --           1,551         1,551
                                             ---------     ---------     ---------     ---------      ---------

BALANCE AT SEPTEMBER 30, 1995                2,750,000            28         7,978           641          8,647

 Net income for the year ended September
  30, 1996                                        --            --            --             272            272
                                             ---------     ---------     ---------     ---------      ---------

BALANCE AT SEPTEMBER 30, 1996                2,750,000     $      28     $   7,978     $     913      $   8,919
                                             =========     =========     =========     =========      =========


        The accompanying notes are an integral part of these statements.

                            COIN BILL VALIDATOR, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                                    (in 000s)

                                                              1996      1995
                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   272   $ 1,551
                                                             -------   -------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              237       130
      Provision for losses on accounts receivable                434       201
      Provision for inventory obsolescence                     1,132      --
      Loss on disposal of fixed assets                          --          32
      Changes in operating assets and liabilities:
        Accounts receivable                                      100    (1,197)
        Inventory                                               (147)   (1,761)
        Prepaid expenses and deferred registration costs         (72)      188
        Deferred income taxes                                   (422)     (119)
        Other assets                                               6       (14)
        Accounts payable                                        (322)      200
        Accrued expenses and other current liabilities           224       247
        Income taxes payable                                     138       459
                                                             -------   -------
               Total adjustments                               1,308    (1,634)
                                                             -------   -------
               Net cash provided by (used in)
                 operating activities                          1,580       (83)
                                                             -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of proceeds
    from disposals                                              (664)     (469)
                                                             -------   -------
               Net cash used in investing activities            (664)     (469)
                                                             -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to bank                            500       200
  Repayment of notes payable to bank                            (500)   (1,000)
  Issuance of stock, net of offering expenses                   --       6,630
  Distribution to shareholders                                  --      (4,000)
                                                             -------   -------
               Net cash provided by financing activities        --       1,830
                                                             -------   -------
               Net increase in cash and cash equivalents         916     1,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 1,811       533
                                                             -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 2,727   $ 1,811
                                                             =======   =======
CASH PAID DURING THE YEAR FOR:
  Interest                                                   $    15   $    33
                                                             =======   =======
  Income taxes                                               $   497   $   145
                                                             =======   =======

        The accompanying notes are an integral part of these statements.

                            COIN BILL VALIDATOR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


1. ORGANIZATION, NATURE OF BUSINESS AND INITIAL PUBLIC OFFERING OF COMMON STOCK:

Coin Bill Validator, Inc. (the "Company"), was established in 1988. The Company designs, manufactures and markets paper currency validating equipment used in vending and gaming machines in the United States and other countries.

Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's M-IVO, IDS and the M-125 validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources. The Company has entered into volume blanket purchase agreements with suppliers to guard against unique component shortages, limiting the Company's exposure to business interruptions.

Effective February 7, 1995, the Company issued 750,000 shares of common stock in an initial public offering for $11.00 per share, generating net proceeds of approximately $6,630,000. In connection with this offering, the Company issued warrants to the representative of the several underwriters to purchase 75,000 shares of the Company's common stock at $13.20 per share. Concurrent with this public offering, the Company no longer qualified as a subchapter S Corporation, and became subject to subchaper C Corporation taxation from that point on. The Company has used a portion of the net proceeds to make a final distribution, to shareholders of the Company prior to the offering, of $4 million. This amount represented the accumulated S Corporation earnings through the date of the offering which were eligible for such a distribution pursuant to the terms of the initial public offering, which terms limited such distribution to a maximum of $4 million. Upon termination of the S Corporation election, $401,000 of S Corporation retained earnings which were not distributed to shareholders were reclassified as additional paid-in capital.

Significant Customers

For the fiscal year ended September 30, 1996, the three largest customers of the Company accounted for approximately 37%, 9% and 9% of net sales, respectively. Net sales to international customers were approximately 73% of total net sales in fiscal 1996.

For the fiscal year ended September 30, 1995, the three largest customers of the Company accounted for approximately 16%, 13% and 6% of net sales, respectively. Net sales to international customers were approximately 37% of total net sales in fiscal 1995.

2. SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents are stated at cost which approximated market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the balance sheets and statements of cash flows.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market value.

Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (Note 4) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

Research and Development

Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $61,000 and $72,000 in the years ended September 30, 1996 and 1995, respectively.

Costs aggregating $350,000 related to certain research and development for product development were funded by a customer through fiscal 1995. The terms of the Company's agreement with its customer provided for repayment of such costs as sales of the Company's products were made to this customer. Through September 30, 1995, approximately 64% of the contractually agreed number of units were sold. The remaining units under the contract were sold and billed accordingly during the year ended September 30, 1996.

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company. Warranty costs within one year of purchase have historically been immaterial to the Company's results of operations. Warranty costs beyond one year from the date of initial purchase are charged to the Company's customers.

Income Taxes

Effective October 1, 1990, the Company elected status as an S Corporation and, therefore, had not been subject to federal income tax as a separate entity. Instead, the shareholders were taxed on the Company's income, whether or not distributed, and they were entitled to deduct Company losses, if any, to the extent of the tax basis each shareholder had in the Company's common shares. The

Company was subject to certain corporate taxes on the state level. In connection with its initial public offering effective February 7, 1995, the Company terminated its S Corporation election and the Company's income subsequent to this date became subject to taxation as a subchapter C Corporation. The Company has, accordingly, provided for income taxes as a C Corporation for the period from February 7, 1995 through September 30, 1995 and for the year ended September 30, 1996 in the accompanying financial statements (Note 7).

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Net Income Per Share

Net income per share was computed by dividing the Company's net income by the weighted average number of common shares outstanding during the year ended September 30, 1996. Fully diluted net income per share has not been presented because the inclusion of stock options outstanding (Note 6) would not have a dilutive impact in excess of 3% with respect to net income per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company expects that the adoption of this statement in fiscal 1997 will not have a material adverse effect on the financial position or results of operations of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) per common share in the financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company will adopt this statement in fiscal 1997 by providing the required pro forma disclosures.

3. INVENTORY:

The following is a summary of the composition of inventory as of September 30, 1996 and 1995:

                                                 (in 000s)
                                          -----------------------
                                           1996             1995
                                          ------           ------
    Raw materials                         $2,257           $3,272
    Work-in-process                        1,278            1,048
    Finished goods                           259              459
                                          ------           ------
                                          $3,794           $4,779
                                          ======           ======

4. PROPERTY AND EQUIPMENT, NET:

Major classifications of property and equipment as of September 30, 1996 and 1995 are as follows:

                                                                 (in 000s)
                                          Useful Lives       1996         1995
                                          ------------      ------        -----
    Leasehold improvements                 5 years          $  129        $  94
    Furniture and fixtures                 5-7 years           131           84
    Machinery and equipment                5-10 years          453          147
    Computer software                      5 years             370          257
    Computer hardware                      3 years             231           68
                                                            ------         ----
                                                             1,314          650
    Less:  Accumulated depreciation and
      amortization                                            (427)        (190)
                                                            ------         ----
                                                            $  887         $460
                                                            ======         ====

5. NOTES PAYABLE TO BANK:

On May 18, 1994, the Company borrowed $200,000 of an available $400,000 credit line from a bank under the terms of a demand note which provided for interest at one percent (1%) above the bank's prime rate (7.75% at September 30, 1994).

In September 1994, the Company borrowed $600,000 from a bank, as evidenced by a promissory note. The loan was to be repaid in forty-eight consecutive monthly installments of principal and interest commencing October 30, 1994 and thereafter through September 30, 1998. The note bore interest at a fluctuating rate per annum equal to one and one half percent (1.5%) above the bank's prime rate (7.75% at September 30, 1994). The proceeds of the loan were used to repay certain notes payable to and amounts due to shareholders then outstanding.

During fiscal 1995, the Company repaid these demand and promissory notes.

In March 1996, the Company borrowed $500,000 from a bank under a business loan agreement. The loan was to be repaid in thirty-six consecutive monthly installments of principal and interest commencing April 1, 1996 and thereafter through March 1, 1999. The note bore interest at an annual rate of eight and one-half percent. The proceeds of the note were used to satisfy working capital requirements for an interim period. The note was repaid in its entirety in July 1996.

6. SHAREHOLDERS' EQUITY:

Stock Split

In October 1994, the Company's Board of Directors approved a 1.64-to-one stock split in the form of a stock dividend to the Company's common shareholders of record at October 19, 1994. The new shares were issued to such shareholders of record on November 10, 1994. Par value remained at $.01 per share. The stock dividend resulted in the issuance of 780,420 additional shares of common stock, for a total of 2,000,000 common shares outstanding. This action required shareholder approval of a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized common shares from 2,000,000 to 20,000,000. All information contained in the financial statements has been retroactively restated to give effect to this stock split.

Stock Option Plans

In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") covering up to 150,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), subject to shareholder approval. The purpose and provisions of the 1996 Plan are essentially the same as the 1994 Plan. The 1996 Plan originally covered 200,000 of the Company's common shares. The total shares available for grant under the 1996 Plan were subsequently increased to 450,000, as approved by the Board of Directors, in September 1996.

Both the 1994 Plan, which expires on October 17, 2004, and the 1996 Plan, which expires on March 18, 2006, will be administered by the Compensation and Stock Option Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options will be determined by the Compensation and Stock Option Committee of the Board of Directors.

Incentive stock options granted under both the 1994 and 1996 Plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under each of the plans to a shareholder owning more than 10% of the outstanding common shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

During fiscal 1995, incentive stock options for 25,000 shares and 15,000 shares, exercisable at the initial offering price during a five-year period, had been granted under the 1994 Plan to the Company's president and one other officer, respectively. These options are exercisable for one-fifth of the shares immediately and for an additional one-fifth of the shares covered thereby on the first four anniversaries of the date of grant. During fiscal 1996, 50,000 incentive stock options and 50,000 non-qualified options were granted to the Chairman and Chief Executive Officer of the Company under the 1994 Plan. These options will become exercisable over a three-year vesting period as to one-third of the shares covered on each of the first three anniversaries after the date of grant. During fiscal 1996, a total of 206,750 options were granted under the 1996 Plan, including 128,750 non-qualified options to an officer and various non-employee directors and consultants of the Company. These non-qualified options will become exercisable between three and five years from the grant date in equal amounts of covered shares commencing with the first anniversary from the date of grant, with the exception of 11,000 options which will become exercisable in March 1997. The incentive stock options issued under the 1996 Plan all have five year vesting periods.

Transactions involving the Stock Option Plans are summarized as follows:

                                                          For the Fiscal Years
                                                           Ended September 30,
                                                         ----------------------
                                                          1996           1995
                                                         -------        -------
          Options outstanding, beginning of period        40,000          --
            Granted                                      306,750         40,000
            Exercised                                       --            --
            Canceled                                        --            --
                                                         -------        -------
          Options outstanding, end of period             346,750         40,000
                                                         =======        =======
          Options exercisable, end of period              16,000          8,000
                                                         =======        =======

          Exercise price per share for options
            outstanding, end of period               $6.00 - $11.00     $ 11.00
                                                     ==============     =======

At September 30, 1996, there were 10,000 shares available for grant under the 1994 Plan and 243,250 shares available for grant under the 1996 Plan.

7. INCOME TAXES:

Concurrent with the consummation of the initial public offering during fiscal 1995, the Company no longer qualified as a subchapter S Corporation and became a subchapter C Corporation.

The provision for income taxes is comprised of the following:

                                                For the Fiscal Years
                                                 Ended September 30,
                                                      (in 000s)
                                               -----------------------
                                               1996              1995
                                               -----             -----
         Current:
           Federal                             $ 558             $ 439
           State and local                       197               165
                                               -----             -----
                                                 755               604
                                               -----             -----
         Deferred:
           Federal                              (400)              (94)
           State and local                      (141)              (25)
                                               -----             -----
                                                (541)             (119)
                                               -----             -----

                Total                          $ 214             $ 485
                                               =====             =====

Significant components of deferred tax assets and liabilities are as follows:

                                                    September 30, 1996
                                                         (in 000s)
                                                    ------------------
        Non-current deferred tax liability:
           Depreciation                                    $ (29)
                                                           -----

        Current deferred tax assets:
           Accounts receivable                               111
           Inventory                                         438
           Accrued liabilities                                21
                                                           -----
                                                             570
                                                           -----
        Net deferred tax asset                             $ 541
                                                           =====

The Company believes that, based upon its consistent history of profitable operations, it is probable that the net deferred tax assets will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                  For the Fiscal Years
                                                   Ended September 30,
                                                  ---------------------
                                                  1996             1995
                                                  ----             ----
    U.S. Federal statutory rate                   34.0%            34.0%
    State income taxes, net of Federal benefit     7.6              7.6
    Income from S Corporation period taxable
      to shareholders                              --             (18.7)
    All other, net                                 2.4               .9
                                                  ----             ----

    Effective income tax rate                     44.0%            23.8%
                                                  ====             ====

8. COMMITMENTS AND CONTINGENCIES:

Minimum Lease Commitments

The operations of the Company are conducted in leased premises. The Company also leases various office equipment. At September 30, 1996, the approximate minimum annual rentals under these leases, which expire in fiscal year 2000, were as follows:

   For the Fiscal Year Ended September 30,            (in 000s)
   ---------------------------------------            ---------
                    1997                                $290
                    1998                                 272
                    1999                                 279
                    2000                                 141

Total rent expense for all operating leases was $278,000 and $215,000 in fiscal 1996 and 1995, respectively.

Employment Agreements

The Company has entered into various employment agreements with five officers and two other employees of the Company expiring through the end of fiscal 1999, with minimum compensation requirements as follows:

   For the Fiscal Year Ended September 30,             (in 000s)
   ---------------------------------------             ---------
                    1997                                  $862
                    1998                                   311
                    1999                                   121

Line of Credit

In September 1996, the Company entered into an agreement with The Chase Manhattan Bank (the "Bank") for a secured line of credit in the aggregate amount of $5,000,000 with the intent of borrowings to be made when necessary to meet short-term working capital needs. Outstanding borrowings will bear interest at rates to be determined based on the amount of the borrowings. The rate will range between the Bank's prime rate plus one-quarter of one percent per annum and, for borrowings greater than $500,000, the option of the LIBOR rate plus 275 basis points per annum. The line of credit is secured by a first priority perfected security interest in the assets of the Company. As of September 30, 1996, no amounts were outstanding under this line of credit. This line of credit will expire on September 30, 1997.

Litigation

There are various claims, lawsuits and disputes with third parties against the Company incident to the operation of its business. It is the opinion of management and its counsel that their ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.