Form 10KSB/A
period 1996-09-30
COIN BILL VALIDATOR INC
filed 1997-01-28
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                  For the fiscal year ended September 30, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _____

Commission File Number 0-25148

                            COIN BILL VALIDATOR, INC.
                 (Name of small business issuer in its charter)

          New York                                              11-2974651
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

425B Oser Avenue, Hauppauge, New York                         11788
(Address of principal executive offices)                    (Zip Code)
Issuer's telephone number, including area code:  (516) 231-1177

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended September 30, 1996 the revenues of the registrant were: $16.693 million.

     The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant, based on the average bid and asked prices on December 17, 1996, was approximately $27,757,813.

     As of December 23, 1996, the registrant had a total of 2,750,000 Common Shares outstanding.
           Transitional Small Business Disclosure Format (check one):

                       Yes _____ No  X

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     The following table sets forth the certain information with respect to the current directors and executive officers of the Company.


                           Principal Occupation
Name                       or Employment                                     Age
----                       -------------                                     ---

Stephen Katz               Chairman of the Board of Directors and            53
                           Chief Executive Officer of the Company

William H. Wood            President and Director of the Company             54

Henry Kayser               Vice President, Chief Financial and               57
                           Accounting Officer and Director of the
                           Company

Edward Seidenberg          Secretary and Director of the Company             39

Henry B. Ellis (1)         Director of the Company and Private               47
                           Investor

Richard Gerzof (1)         Director of the Company and Private               52
                           Investor

Jay Goldberg (1)           Director of the Company and Private               55
                           Investor

Joan Vogel                 Director of the Company and Private               55
                           Investor

Michael Walsh              Vice President of Engineering of the              41
                           Company

Robert W. Nader            Vice President, Production/Market                 37
                           Development of the Company

----------

(1)  Member of the Compensation and Audit Committees

     Stephen Katz has been Chairman of the Board of Directors since September 1996 and Chief Executive Officer and a director of the Company since May 1996. Mr. Katz served as Vice Chairman of the Board of Directors from May 1996 until September 1996. From September 1984 until September 1995, Mr. Katz was Chairman of the Board and Chief Executive Officer and from September 1984 until September 1993, President, of Nationwide Cellular Service, Inc. Since 1992, Mr. Katz has been Chairman of the Board and Chief Executive Officer of Cellular Technical Services Company, Inc., a publicly held company engaged in developing software for the cellular telephone industry.

     William H. Wood has been President of the Company since January 1993 and served as Chief Executive Officer of the Company from April 1993 to May 1996. He has been a director of the Company since May

1993. From January 1990 until January 1993 he held various executive positions at Maytag Corp./Dixie Narco Division, including Director of Product Development (January 1990 to June 1990), Vice President, Engineering and Technical Resources (July 1990 to April 1992), and Vice President, Gaming and OEM Business (May 1992 to January 1993). From July 1990 to January 1993 he was also a corporate officer of Maytag Corp. with responsibilities in its Dixie Narco Division.

    Henry Kayser has been Vice President, Chief Financial and Accounting Officer and a director of the Company since October 1994 and the Secretary of the Company from October 1994 until January 1997. For more than five years prior to October 1994 he was an accountant and financial consultant in private practice providing services to various clients, including the Company.

     Edward Seidenberg has been Secretary of the Company since January 1997 and a director of the Company since July 1996. For more than five years prior thereto, he had been Vice President and Chief Financial Officer of Nationwide Cellular Service, Inc.

     Henry B. Ellis has been a director of the Company since July 1996. Since 1992, Mr. Ellis has acted as President and Chief Executive Officer of Bassett California Company, a family owned real estate holding company located in El Paso, Texas. From June 1992 to February 1994 Mr. Ellis served as Chairman of the Board and Chief Executive Officer of Grayson County State Bank located in Sherman, Texas. Since 1992, Mr. Ellis has served as a member of the Board of Directors of Bluebonnet Savings Bank, a savings and loan institution located in Dallas, Texas.

     Richard E. Gerzof has been a director of the Company since its inception. Mr. Gerzof has been a partner of Sun Harbor Manor, a nursing home, since 1974. He has also been a licensed real estate broker since 1982 and was a partner or principal in Sonom Realty Co., a property management and construction firm, from 1974 through 1992. He was also a partner in TFTS Restaurant, Inc., a restaurant, from 1985 to 1992, and has been a partner in Frank's Steaks, a restaurant, since 1993.

     Jay Goldberg has served as a director of the Company since July 1996. Since July 1996, Mr. Goldberg has been Chief Executive Officer of two technical consulting firms, Opcenter, LLC and Lexstra, Inc. Since August 1991, Mr. Goldberg has served as director of Cellular Technical Services Company, Inc., a publicly held company engaged in developing software for the cellular telephone industry. Mr. Goldberg had been Chairman of the Board, since November 1990, and President and Chief Executive Officer from August 1990 until January 1994, of Image Business Systems Inc., a company previously engaged in image processing that has been inactive since August 1994.

     Joan Vogel has been a director of the Company since January 1996 and from January 1996 to September 1996 served as the Company's Chairperson of the Board of Directors. From 1989 to 1994 she was director of Young Sport, Inc. a children's sportswear company.

     Michael Walsh has been a Vice President of Engineering of the Company since April 1990. From December 1987 until April 1990 he was a Systems Engineer at Aerospace Technologies, Inc. which provides consulting services with respect to computer systems integration with responsibility for specification of that corporation's main product line utilizing 386 microprocessor-based high performance systems.

     Robert W. Nader has been Vice President, Production/Market Development of the Company since January 1995. From September 1991 through December 1994 he was Engineering Manager at Hardware for United Gaming, Inc., a manufacturer and route operator of electronic gaming machines. From July 1991 through September 1991 he was a design specialist in the Air Defense Systems Division of General Dynamics, Inc.

     The Board of Directors has a Compensation Committee and an Audit Committee, each of which is presently comprised of Messrs. Ellis, Gerzof and Goldberg. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to the compensation and benefits of employees of the Company and administers the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

     The terms of each director expire at the 1997 Annual Meeting of Shareholders ("Annual Meeting"). Officers are elected annually and serve at the direction of the Board of Directors.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that during the fiscal year ending September 30, 1996, all filing requirements applicable to executive officers, directors and 10% shareholders have been complied with except, that, a Form 4 was filed late in connection with two reported sales of Common Stock made by Joan Vogel and the Joseph Vogel Revocable Trust (the "Trust") in July and August 1996. In connection with the foregoing sales, a Form 4 was filed late with respect to purchases of Common Stock made by Edward Seidenberg from the Trust occurring in July and August 1996.


Item 10. Executive Compensation

     The following table summarizes the compensation earned for the last three fiscal years by the Company's Chief Executive Officer and each other executive officer of the Company who received compensation in excess of $100,000 for services rendered in all capacities to the Company for the fiscal year ended September 30, 1996 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                    Long Term
                                                                                   Compensation
                                                        Annual Compensation           Awards
                                                   -----------------------------------------------

                                                                                    Securities
                                                                                    Underlying
Name and Principal Position           Fiscal Year       Salary         Bonus         Options
--------------------------------------------------------------------------------------------------
Stephen Katz                         1996              $ 77,884                        200,000
Chairman of the Board and
Chief Executive Officer

William H. Wood                      1996               200,000
President

                                     1995               193,269                         25,000

                                     1994               154,808       $13,462


Michael Walsh                        1996               125,481                          4,000
Vice President of Engineering

                                     1995               125,000

                                     1994               100,000


Henry Kayser                         1996               129,568
Vice President and Chief Financial
 and Accounting Officer

                                     1995               101,200

                                     1994                11,538


Robert W. Nader                      1996               111,961                          4,000
Vice President, Production & Market
Development

                                     1995                77,692                         15,000


Summary of the 1996 Stock Option Plan

     The Company's 1996 Stock Option Plan (the "Plan") currently authorizes the granting of options to purchase up to 450,000 shares of Common Stock subject to adjustment as described below. The adoption of the Plan is subject to approval by the shareholders at the Annual Meeting. The Plan provides for the grant of "incentive stock options" ("Incentive Stock Options") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for options not qualifying as Incentive Stock Options ("Non-Qualified Stock Options"). Any person, including, but not limited to, employees, directors and, to a lesser extent, consultants, attorneys and other independent contractors of the Company, including those of the Company's subsidiaries, if any, believed by the Plan's Compensation Committee to have contributed to the success of the Company, are eligible to be granted Non-Qualified Stock Options under the Plan. Incentive Stock Options may be granted only to employees of the Company or any subsidiary of the Company.

     The Plan is currently administered by a Compensation Committee (the "Committee") consisting of members of the Board of Directors, appointed by the Board of Directors. The Committee will determine, among other things, the persons to whom options will be granted, the type of options to be granted, the number of shares subject to each option and the share price. The Committee will also determine the term of each option, the restrictions or limitations thereon, and the manner in which each such option may be exercised. The Committee currently consists of Messrs. Ellis, Gerzof and Goldberg. Unless sooner terminated, no options may be granted under the Plan after March 18, 2006.

     Under the Plan the maximum number of shares that may be covered by stock options granted to any employee during any taxable year is 200,000 shares.

     All options granted pursuant to the Plan are nontransferable by the optionee during his lifetime. All options granted under the Plan, will, unless a shorter term is established by the Committee, expire if not exercised within ten years of the grant (five years in the case of Incentive Stock Options granted to an eligible employee owing stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or parent or subsidiary of the Company immediately before the grant ("10% Shareholder")), and under certain circumstances set forth in the Plan, may be exercised within 30 days following termination of employment (one year in the event of death of the optionee). Options may be granted to optionees in amounts and at such prices as may be determined, from time to time, by the Committee. The exercise price of an Incentive Stock Option will not be less than the fair market value of the shares underlying the Incentive Stock Option on the date the Incentive Stock Option is granted, provided, however, that the exercise price of an Incentive Stock Option granted to a 10% Shareholder may not be less than 110% of such fair market value. The exercise price of Non-Qualified Stock Options will not be less than the fair market value of the shares underlying the Non-Qualified Stock Option on the date the Non-Qualified Stock Option is granted.

     The Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to options which expire without being exercised or which are cancelled as a result of the cessation of employment are available for future grants. The Committee may grant individual options under the Plan with more stringent provisions than those specified in the Plan.

     Any stock options granted shall become exercisable in such amounts, at such intervals and upon such terms and conditions as the Committee shall provide. Stock options granted under the Plan are exercisable until the earlier of (i) a date set by the Committee at the time of grant or (ii) the close of business on the day before the tenth anniversary of the stock options' date of grant (the day before the fifth anniversary in the case of an Incentive Stock Option granted to a 10% Shareholder). Notwithstanding the foregoing, no options may be granted after March 18, 1006 under the Plan.

     The following table sets forth information as to all grants of options to each of the Named Executive Offices during fiscal 1996.

                                                Option Grants in Fiscal Year 1996
                                                        Individual Grants
                        ----------------------------------------------------------------------------------

                          Number of Securities   % of Total Options
                               Underlying        Granted to Employees    Exercise
         Name                Options Granted       in fiscal 1996          Price        Expiration Date
         ----                ---------------       --------------          -----        ---------------
----------------------------------------------------------------------------------------------------------
Stephen Katz                   100,000(1)                  32.6          $  6.00            3/18/01

                               100,000(2)                  32.6             6.60            3/18/01

Michael Walsh                    4,000(3)                   1.3             7.5625          5/21/06

Robert W. Nader                  4,000(3)                   1.3             7.5625          5/21/06

----------

(1) The option was awarded at the fair market value of the Company's Common Stock at March 19, 1996, the date of the award, and becomes exercisable in cumulative annual installments of 33-1/3% per year on each of the first three anniversaries of the grant date. The option is exercisable over a five-year period.

(2) The option was awarded, subject to shareholder approval of the Plan, at 110% of the fair market value of the Company's Common Stock at March 19, 1996, the date of the award, and becomes exercisable in cumulative annual installments of 33-1/3% per year on each of the first three anniversaries of the grant date. The option is exercisable over a five-year period.

(3) The option was awarded, subject to shareholder approval of the Plan, at the fair market value of the Company's Common Stock at May 22, 1996, the date of the award, and becomes exercisable in cumulative annual installments of 20% per year on each of the first five anniversaries of the grant date. The option is exercisable over a ten-year period.

     The following table sets forth information with respect to the exercised stock options held by the Named Executive Officers during fiscal 1996. As noted below, no options were exercised by the Named Executive Officers during fiscal 1996.


                                      Aggregated Fiscal Year End Option Values
                                  ------------------------------------------------
                                                    Number of Securities
                                                   Underlying Unexercised       Value of Unexercised
                           Shares                        Options at            In-the-Money Options at
                          Acquired                   September 30, 1996           September 30, 1996
                         on Exercise    Value    Exercisable Unexercisable           Exercisable
Name                         (#)      Realized                                     Unexercisable(1)
-----------------------------------------------------------------------------------------------------------

Stephen Katz                  0           0                0        200,000         0            $690,000


William H. Wood               0           0           10,000         15,000         0                   0

Michael Walsh                 0           0                0          4,000         0               8,750

Robert W. Nader               0           0            6,000         13,000         0               8,750

-----------------


(1) The closing price of the Company's Common Stock as reported on the NASDAQ National Market on September 30, 1996 was $9.75 per share. Value is calculated by multiplying (a) the difference between the closing price and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Compensation of Directors

     Messrs. Gerzof, Goldberg and Ellis each were granted options to purchase 2,500 shares of Common Stock at a price of $9.00 per share, subject to shareholder approval of the Plan, for attending Board meetings during the fiscal year ended September 30, 1996.


Employment Agreements

     In May 1996, the Company entered into an agreement with Stephen Katz providing for his employment as Vice Chairman of the Board of Directors and Chief Executive Officer on a year to year basis. In September 1996, Mr. Katz was elected Chairman of the Board of Directors. The agreement provides that Mr. Katz shall be paid a salary at the rate of $150,000 per year, all fringe benefits offered by the Company and shall receive options to purchase an aggregate of 200,000 shares of Common Stock under the Company's 1994 and 1996 Stock Option Plans. Such options shall vest at the rate of 33-1/3% per year beginning one year after the date of employment.

     In January 1993, the Company entered into an agreement with William H. Wood providing for his employment as President for a five-year term expiring on January 31, 1998. The agreement provides for a base salary of $150,000 per year for the first year of the term, $175,000 for the second year and $200,000 for the final three years of the term. The agreement also provides for participation in all employee benefit plans, the use of an automobile and certain other fringe benefits.

     In August 1993, the Company entered into an employment agreement with Michael Walsh, providing for his employment as Vice President of Engineering for a four-year term expiring on September 30, 1997. The agreement provides for base salary of $100,000 per year with an automatic increase to $110,000 per year following any 13-week period in which the Company average validator sales exceed 1,000 units per week. The agreement also provides for participation in all employee benefit plans and certain other fringe benefits.

     In December 1994, the Company entered into an employment agreement with Robert W. Nader providing for his employment as Vice President Product/Market Development for a three-year term commencing in January 1995. The agreement provides for base salaries of $100,000 for the first year of the term, $110,000 for the second year and $120,000 for the final year of the term. The agreement also provides for participation in all employee benefit plans of the Company, and certain other fringe benefits, including the payment of a $12,000 relocation allowance and the grant of a five-year option to purchase 15,000 shares of Common Stock exercisable at $11.00 per share.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of January 15, 1997 with respect to the beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each of the Named Executive Officers and by the directors and executive officers of the Company as a group:

                                                            Percentage
                                           Amount and           of
                                           Nature of        Outstanding
                                           Beneficial         Shares
Name and Address(1)                       Ownership(2)         Owned
-------------------                       ------------         -----

Stephen Katz ..........................     472,520(3)       17.18%

Joan Vogel ............................     322,020(4)       11.71%

Odyssey Financial Company .............     200,000           7.27%

Richard E. Gerzof .....................     206,009           7.41%

William H. (Bill) Wood ................     137,908(5)        4.98%

Michael Walsh .........................      78,995           2.87%

Edward Seidenberg .....................      50,000           1.82%

Henry Kayser ..........................      45,998           1.67%

Jay Goldberg ..........................      20,000              *

Robert W. Nader .......................       9,000(6)           *

Henry B. Ellis ........................       1,000              *

All directors and executive officers as
 a group (ten persons) ................   1,343,450(7)       48.43%
----------

*    Less than 1%

(1) The addresses of the persons named in this table are: Messrs. Katz, Wood, Seidenberg, Walsh, and Nader, c/o Coin Bill Validator, Inc., 425-B Oser Avenue, Hauppauge, New York, 11788, Ms. Vogel, 400 East 56th Street, Apt. #33H, New York, New York 10022; Odyssey Financial Company, c/o Stephen Katz, 20 East Sunrise Highway, Valley Stream, New York 11581; Mr. Gerzof, 161 Sportsman Avenue, Freeport, New York 11520; Mr. Goldberg, 1 East 72nd Street, Apt. #44, New York, New York 10023; Mr. Ellis, 303 Texas Avenue #15, El Paso, Texas 79901; Mr. Kayser, 25 Andover Drive, Deer Park, New York 11729.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 15, 1997 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from January 15, 1997 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes 10,000 shares owned of record by Mr. Katz and 200,000 shares owned of record by Odyssey Financial Company, a partnership of which Mr. Katz is Managing General Partner. Also includes 163,520 owned of record by the Joseph Vogel Revocable Trust and 99,000 shares owned of record by Joan Vogel all of which are currently being held in a Voting Trust of which Stephen Katz is voting trustee and possesses sole voting power pursuant to a Voting Trust Agreement dated May 23, 1996.
(4) Includes 186,520 shares beneficially owned by the Joseph Vogel Revocable Trust, of which Ms. Vogel is a trustee and beneficiary.
(5) Includes 15,000 shares which may be purchased under immediately exercisable options.
(6) Represents shares which may be purchased under immediately exercisable options.
(7) Includes 24,000 shares which may be purchased under immediately exercisable options.

Item 12. Certain Relationships and Related Transactions.

     None.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Coin Bill Validator, Inc.

                                            By:/s/ Stephen Katz
                                               ----------------------------
                                               Stephen Katz
                                               Chairman of the Board and
                                               Chief Executive Officer


Date: January 24, 1997