Form 10QSB
period 1996-12-31
COIN BILL VALIDATOR INC
filed 1997-02-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996           Commission File
                                                            No. 0-25148


                            Coin Bill Validator, Inc.
        (Exact name of small business issuer as specified in its charter)


            New York                                      11-2974651
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification No.)

425B Oser Avenue, Hauppauge, New York                      11788
 (Address of principal executive offices)                 Zip Code



                                 (516) 231-1177
                 Issuer's telephone number, including area code

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            YES_X_          NO ___




Shares of Common Stock outstanding on February 12, 1997   2,750,000
                                                          ---------

                            Coin Bill Validator, Inc.

                                      Index



PART I. FINANCIAL INFORMATION
-----------------------------

                                                                     Page Number
                                                                     -----------

     Item 1. Financial Statements (Unaudited)

          Balance Sheets - December 31, 1996 and September 30, 1996         3

          Statements of Income - Three Months ended December 31, 1996
                                 and 1995                                   4

          Statements of Cash Flows - Three Months ended
                                     December 31, 1996 and 1995             5

          Notes to Financial Statements                                     6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operation                         7 - 8


PART II. OTHER INFORMATION
--------------------------

     Item 6. Exhibits and Reports on Form 8-K                               9


SIGNATURES                                                                 10
----------

                            COIN BILL VALIDATOR, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                 BALANCE SHEETS


                                                              December 31,  September 30,
                                                                 1996           1996
                                                              ------------  -------------
                                                             (Dollar amounts in thousands)
                                                              (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                     $ 2,290   $ 2,727
    Accounts receivable, less allowance for doubtful accounts
      of $323 and $268, respectively                                2,817     2,789
    Inventory, less allowance for obsolescence of $1,069 and
      $1,069, respectively                                          3,949     3,794
    Prepaid expenses                                                  129        83
    Deferred income taxes                                             589       570
                                                                  -------   -------

                  Total current assets                              9,774     9,963

  Property and equipment, net                                       1,001       887

  Other assets                                                         45        53

  Equity in unconsolidated affiliate (Note B)                          25      --
                                                                  -------   -------

  Total assets                                                    $10,845   $10,903
                                                                  =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                              $ 1,143   $   807
    Accrued expenses and other current liabilities                    496       551
    Income taxes payable                                               69       597
                                                                  -------   -------

                  Total current liabilities                         1,708     1,955
                                                                  -------   -------

    Deferred income taxes                                              29        29
                                                                  -------   -------

    Shareholders' equity:
    Common stock, 20,000,000 shares authorized; $.01 par value,
      2,750,000 shares issued and outstanding                          28        28
    Additional paid-in capital                                      7,978     7,978
    Retained earnings                                               1,102       913
                                                                  -------   -------

                  Total shareholders' equity                        9,108     8,919
                                                                  -------   -------

    Total liabilities and shareholders' equity                    $10,845   $10,903
                                                                  =======   =======

The accompanying notes are an integral part of these financial statements.

                            COIN BILL VALIDATOR, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                         Three Months ended Dec. 31,
                                                         ---------------------------
                                                              1996          1995
                                                              ----          ----
                                                       (Dollar amounts in thousands,
                                                           except per share data)

Net sales                                                     $4,681       $3,147

Cost of sales                                                  3,005        1,885
                                                          ----------   ----------

Gross profit                                                   1,676        1,262

Operating expenses                                             1,396          892
                                                          ----------   ----------

Income from operations                                           280          370

Other income:
  Equity in income of unconsolidated affiliate (Note B)           25         --
  Interest income (expense), net                                  15           11
                                                          ----------   ----------
Total other income                                                40           11
                                                          ----------   ----------

Income before provision for income taxes                         320          381

Provision for income taxes                                       131          162
                                                          ----------   ----------

Net income                                                      $189         $219
                                                          ==========   ==========

Net income per share (Note C)                                   $.07         $.08
                                                          ==========   ==========

Weighted average common shares outstanding (Note C)        2,854,864    2,750,000
                                                          ==========   ==========


The accompanying notes are an integral part of these financial statements.

                            COIN BILL VALIDATOR, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Three months ended Dec. 31,
                                                                 ---------------------------
                                                                       1996       1995
                                                                       ----       ----
                                                                 (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                         $   189    $   219
                                                                     -------    -------
  Adjustments to reconcile net income to net cash used in
    operating activities:
       Equity in income of unconsolidated affiliate                      (25)      --
       Depreciation and amortization                                      78         24
       Provision for losses on accounts receivable                        17         25
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                      (45)       375
         Increase in inventory                                          (155)      (770)
         (Increase) decrease in prepaid expenses                         (46)         4
         Increase in deferred income taxes                               (19)      --
         Decrease (increase) in other assets                               8         (8)
         Increase (decrease) in accounts payable                         336       (169)
         Decrease (increase) in accrued expenses                         (55)       115
         (Decrease) in income taxes payable                             (528)      (331)
                                                                     -------    -------
                  Total adjustments                                     (434)      (735)
                                                                     -------    -------

NET CASH USED IN OPERATING ACTIVITIES                                   (245)      (516)
                                                                     -------    -------

INVESTING ACTIVITIES:
  Deposits on purchases of property, plant and equipment                --         (204)
  Purchases of property, plant and equipment, net of proceeds from
    disposals                                                           (192)       (51)
                                                                     -------    -------

NET CASH USED IN INVESTING ACTIVITIES                                   (192)      (255)
                                                                     -------    -------

NET DECREASE IN CASH                                                    (437)      (771)

CASH AT BEGINNING OF PERIOD                                            2,727      1,811
                                                                     -------    -------

CASH AT END OF PERIOD                                                $ 2,290    $ 1,040
                                                                     =======    =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                           $  --      $  --
                                                                     =======    =======
  Income taxes                                                       $   677    $   499
                                                                     =======    =======

The accompanying notes are an integral part of these financial statements.

                            Coin Bill Validator, Inc.
                          Notes to Financial Statements
                                December 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Coin Bill Validator, Inc. (the "Company"), including the September 30, 1996 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996.


NOTE B - EQUITY IN INCOME OF AN UNCONSOLIDATED AFFILIATE

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate. This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. The results of operations for the first quarter of fiscal 1997 include $25,000 equity in income of this affiliate.


NOTE C - NET INCOME PER SHARE

For the quarter ended December 31, 1996, net income per share includes the impact of 104,864 weighted average common stock equivalents based on stock options outstanding, using the treasury stock method. Primary and fully diluted net income per share are the same amounts for the quarter ended December 31, 1996. For the quarter ended December 31, 1995, common stock equivalents, as calculated using the treasury stock method, were anti-dilutive and therefore not included in the net income per share calculation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 1996 compared to three months ended December 31, 1995

Sales
Net sales increased by 48.7%, or $1,534,000, to $4,681,000 in the three months ended December 31, 1996 from $3,147,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products primarily in the international gaming industry, as well as gains in product acceptance in the beverage and vending industries.

Gross Profit
Gross profit increased to $1,676,000 or 35.8% of net sales, in the three months ended December 31, 1996 from $1,262,000, or 40.1% of net sales, in the comparative prior year period. The decrease in gross profit as a percentage of sales was primarily the result of increased product costs, increased manufacturing labor and benefit costs as well as a reduced gross profit percentage on sales to a new customer in the beverage and vending division.

Operating Expenses
Operating expenses increased to $1,396,000, or 29.8% of net sales, in the three months ended December 31, 1996 from $892,000, or 28.3% of net sales, in the comparative prior year period. This increase was principally due to increased staffing and related payroll costs to support expansion of engineering efforts and increased selling and administrative expenses to support marketing activities associated with the Company's growth strategy.

Other Income
Other income was $40,000 in the three months ended December 31, 1996 as compared with $11,000 in the comparative prior year period due principally to $25,000 equity in income of an unconsolidated affiliate in South Africa. The Company obtained this 50% non-controlling interest in August 1996, with significant operations commencing in fiscal 1997.

Net Income
Net income for the quarter was $189,000, or $.07 per share, as compared with $219,000, or $.08 per share, in the comparative prior year period. The lower net income for the quarter was attributable to expenses associated with strengthening the Company's manufacturing, sales and engineering departments to support anticipated future sales growth, including the hiring of additional personnel and increased spending on research and development for new products, as well as lower gross profit margins resulting from the Company's entry into the beverage market.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities, sales and marketing operations, and to a lesser extent, interest payments should the Company decide to utilize borrowings to fund future growth. The Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1997 and beyond.

At December 31, 1996, the Company's cash and cash equivalents were $2,290,000 compared with $2,727,000 at September 30, 1996. The Company has a $5,000,000 secured line of credit from a financial institution, none of which was outstanding at December 31, 1996 or at September 30, 1996.

Cash used in operations was $245,000 in the three months ended December 31, 1996. This use of cash was primarily attributable to net income of $189,000 and increased trade credit of $336,000 offset by an increase in inventory of $155,000 and payments of income taxes of $677,000. During the three months ended December 31, 1995, cash used in operations was $516,000. This use of cash was primarily attributable to increased inventory of $770,000 and payments of income taxes of $499,000 offset by a reduction in accounts receivable of $375,000 and net income of $219,000.

Cash used in investing activities for the three months ended December 31, 1996 amounted to $192,000 in 1996 compared with $255,000 in the prior year. Such amounts were used for the purchase of property and equipment.

Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; and other risks described in the Company's Securities and Exchange Commission filings.

                            COIN BILL VALIDATOR, INC.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     27   Financial Data Schedule (1)


------------------------

     (1)  Filed herewith.


b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                            Coin Bill Validator, Inc.
                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Coin Bill Validator, Inc.


                                                By: /s/ Edward Seidenberg
                                                    -------------------------
                                                    Vice President and
                                                    Principal Financial Officer



Dated: February 12, 1997