Form 10QSB
period 1997-03-31
COIN BILL VALIDATOR INC
filed 1997-05-15
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997       Commission File No. 0-25148
                               --------------                           -------



                            Coin Bill Validator, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  New York                                     11-2974651
       -------------------------------                     -------------------
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)


20 East Sunrise Highway, Suite 201,Valley Stream, New York       11581
----------------------------------------------------------     ----------
     (Address of principal executive offices)                  (Zip Code)


                                 (516) 256-1000
                ------------------------------------------------
                (Issuer's telephone number, including area code)



         Former Executive Office: 425B Oser Avenue, Hauppauge, NY 11788
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            YES  X     NO
                               ----      ----


Shares of Common Stock outstanding on May 13, 1997            2,750,000
                                                             ----------

                            Coin Bill Validator, Inc.
                            -------------------------
                                      Index
                                      -----



PART  I. FINANCIAL INFORMATION
------------------------------

                                                                     Page Number
                                                                     -----------
  Item 1. Financial Statements

            Balance Sheets - March 31, 1997 and September 30, 1996         3

            Statements of Income - Six Months ended March 31, 1997
                                   and 1996                                4

            Statements of Income - Three Months ended March 31, 1997
                                   and 1996                                5

            Statements of Cash Flows - Six Months ended March 31, 1997
                                       and 1996                            6

            Notes to Financial Statements                                 7-8


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9-11


PART  II. OTHER INFORMATION
---------------------------

  Item 4. Submission of Matters to a Vote of Security Holders             12

  Item 6. Exhibits and Reports on Form 8-K                                12

INDEX OF EXHIBITS                                                         13
-----------------
SIGNATURES                                                                14
----------

                            COIN BILL VALIDATOR, INC.
                            -------------------------
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
                                 BALANCE SHEETS
                                 --------------

                                                         March 31, September 30,
                                                           1997       1996
                                                          -------   -------
                                                   (Dollar amounts in thousands,
                                                       except per share data)
                                                             (Unaudited)
ASSETS
------
  Current assets:
    Cash and cash equivalents                              $ 2,387      $ 2,727
    Accounts receivable, less allowance for doubtful
      accounts of $275 and $268, respectively                1,679        2,789
    Inventory, less allowance for obsolescence
      of $999 and $1,069, respectively                       5,547        3,794
    Prepaid expenses                                           120           83
    Deferred income taxes                                      545          570
                                                           -------      -------

                  Total current assets                      10,278        9,963

  Property and equipment, net                                1,007          887

  Other assets                                                  63           53

  Equity in unconsolidated affiliates                           73         --
                                                           -------      -------

  Total assets                                             $11,421      $10,903
                                                           =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Accounts payable                                       $ 1,197      $   807
    Accrued expenses and other current liabilities             860          551
    Income taxes payable                                      --            597
                                                           -------      -------

                  Total current liabilities                  2,057        1,955
                                                           -------      -------

    Deferred income taxes                                       29           29
                                                           -------      -------

    Shareholders' equity:
    Common stock, 20,000,000 shares authorized;
      $.01 par value, 2,750,000 shares
      issued and outstanding                                    28           28
    Additional paid-in capital                               7,978        7,978
    Retained earnings                                        1,329          913
                                                           -------      -------

                  Total shareholders' equity                 9,335        8,919
                                                           -------      -------

    Total liabilities and shareholders' equity             $11,421      $10,903
                                                           =======      =======

The accompanying notes are an integral part of these financial statements.

                            COIN BILL VALIDATOR, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (Unaudited)
                                   -----------


                                                      Six Months ended March 31,
                                                      --------------------------
                                                         1997          1996
                                                      -----------   -----------
                                                   (Dollar amounts in thousands,
                                                       except per share data)

Net sales                                             $    10,000   $     7,540

Cost of sales                                               6,412         5,897
                                                      -----------   -----------

Gross profit                                                3,588         1,643

Operating expenses                                          2,890         2,195
                                                      -----------   -----------

Income (loss) from operations                                 698          (552)
                                                      -----------   -----------

Other income:
  Equity in income of unconsolidated affiliates                13          --
  Interest income, net                                         24            13
                                                      -----------   -----------
Total other income                                             37            13
                                                      -----------   -----------

Income (loss) before provision for income taxes               735          (539)

Provision (credit) for income taxes                           319          (216)
                                                      -----------   -----------

Net income (loss)                                     $       416   ($      323)
                                                      ===========   ===========

Net income (loss) per share                           $       .15   ($      .12)
                                                      ===========   ===========

Weighted average common shares outstanding              2,858,830     2,750,000
                                                      ===========   ===========



The accompanying notes are an integral part of these financial statements.

                            COIN BILL VALIDATOR, INC.
                            -------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (Unaudited)
                                   -----------


                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
                                                   (Dollar amounts in thousands,
                                                       except per share data)

Net sales                                            $     5,319    $     4,394

Cost of sales                                              3,407          4,013
                                                     -----------    -----------

Gross profit                                               1,912            381

Operating expenses                                         1,495          1,302
                                                     -----------    -----------

Income (loss) from operations                                417           (921)
                                                     -----------    -----------

Other (expense) income:
  Equity in loss of unconsolidated affiliates                (12)          --
  Interest income, net                                         9              2
                                                     -----------    -----------
Total other (expense) income                                  (3)             2
                                                     -----------    -----------

Income (loss) before provision for income taxes              414           (919)

Provision (credit) for income taxes                          187           (377)
                                                     -----------    -----------

Net income (loss)                                    $       227    ($      542)
                                                     ===========    ===========

Net income (loss) per share                          $       .08    ($      .20)
                                                     ===========    ===========

Weighted average common shares outstanding             2,862,796      2,750,000
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.

                            COIN BILL VALIDATOR, INC.
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------


                                                                                                         Six Months ended March 31,
                                                                                                         --------------------------
                                                                                                          1997                 1996
                                                                                                         -------             -------
                                                                                                       (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                                                                     $   416             ($  323)
                                                                                                        -------             -------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Equity in income of unconsolidated affiliates                                                        (13)               --
       Depreciation and amortization                                                                        162                  93
       Provision for losses on accounts receivable                                                           12                --
       Provision for inventory obsolescence                                                                --                 1,132
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                       1,098                (250)
         (Increase) in inventory                                                                         (1,753)               (902)
         (Increase) in prepaid expenses                                                                     (37)                (63)
         Decrease (increase) in deferred income taxes                                                        25                (182)
         (Increase) decrease in other assets                                                                (10)                 16
         Increase in accounts payable                                                                       390                  87
         Increase in accrued expenses                                                                       309                  27
         (Decrease) in income taxes payable                                                                (597)               (340)
                                                                                                        -------             -------
                  Total adjustments                                                                        (414)               (382)
                                                                                                        -------             -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                           2                (705)
                                                                                                        -------             -------

INVESTING ACTIVITIES:
  Investments in unconsolidated affiliates                                                                  (60)               --
  Purchases of property, plant and equipment, net of proceeds from
    disposals                                                                                              (282)               (368)
                                                                                                        -------             -------

NET CASH USED IN INVESTING ACTIVITIES                                                                      (342)               (368)
                                                                                                        -------             -------

FINANCING ACTIVITIES:
  Increase in notes payable to bank                                                                        --                   500
                                                                                                        -------             -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                  --                   500
                                                                                                        -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (340)               (573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          2,727               1,811
                                                                                                        -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $ 2,387             $ 1,238
                                                                                                        =======             =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                                              $  --               $  --
                                                                                                        =======             =======
  Income taxes                                                                                          $   470             $   499
                                                                                                        =======             =======




The accompanying notes are an integral part of these financial statements.

                            Coin Bill Validator, Inc.
                            -------------------------
                          Notes to Financial Statements
                          -----------------------------
                                 March 31, 1997
                                 --------------


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements of Coin Bill Validator, Inc. (the "Company"), including the September 30, 1996 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six-month and three-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996.


NOTE B - EQUITY IN UNCONSOLIDATED AFFILIATES
--------------------------------------------

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate. This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. The results of operations for the six months and three months ended March 31, 1997 include equity in income (loss) of this affiliate in the amount of $13,000 and ($12,000), respectively.

During the second quarter of 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate, through the Company's Delaware affiliate, CBV China Venture Limited. This entity will manufacture plastic components, some of which will be used by the Company in its production. In addition to a $1,000 equity investment, the Company is obligated to loan up to $299,000 on the following terms; loans shall bear interest at the rate of 1 1/2% above the prime rate prevailing from time to time at Chase Manhattan Bank, per annum. The Delaware affiliate will repay principal and interest on the loan, in amounts not less than 60% of its China-based subsidiary's net income, on a quarterly basis. During the quarter ended March 31, 1997, the Company invested $60,000 in this entity, which has not yet commenced principal operations.

NOTE C - INVENTORY OBSOLESCENCE
-------------------------------

During the second quarter of 1996, the Company wrote down inventory in the amount of $1.1 million associated with early generation products, the future sales of which management believed would be adversely impacted by sales of newly released products. This writedown was charged to cost of sales.

NOTE D - NET INCOME (LOSS) PER SHARE
------------------------------------

For the six months and three months ended March 31, 1997, net income per share includes the impact of 108,830 and 112,796 weighted average common stock equivalents, respectively, based on stock options outstanding using the treasury stock method. Primary and fully diluted net income per share are the same amounts for the six months and three months ended March 31, 1997. For the six months and three months ended March 31, 1996, common stock equivalents, as calculated using the treasury stock method, were anti-dilutive and therefore not included in the net loss per share calculation.

                            Coin Bill Validator, Inc.
                            -------------------------
                          Notes to Financial Statements
                          -----------------------------
                                 March 31, 1997
                                 --------------
                                   (continued)
                                   -----------


NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Six months ended March 31, 1997 compared to six months ended March 31, 1996
---------------------------------------------------------------------------

Sales

Net sales increased by 32.6%, or $2,460,000, to $10,000,000 in the six months ended March 31, 1997 from $7,540,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products primarily in the international gaming industry.

Gross Profit

Gross profit increased to $3,588,000 or 35.9% of net sales, in the six months ended March 31, 1997 from $1,643,000, or 21.8% of net sales, in the comparative prior year period. The prior year's results were significantly impacted by an inventory writedown of approximately $1.1 million. Excluding this writedown, the Company's gross profit as a percent of sales was 36.8%. This decrease in gross profit as a percent of sales is due to increased product costs, manufacturing labor and benefit costs as well as a reduced gross profit on sales to a new customer in the beverage and vending division.

Operating Expenses

Operating expenses increased to $2,890,000, or 28.9% of net sales, in the six months ended March 31, 1997 from $2,195,000, or 29.1% of net sales, in the comparative prior year period. This increase was principally due to increased staffing and related payroll costs to support expansion of engineering efforts as well as increased selling and administrative expenses to support marketing activities associated with the Company's growth strategy.

Other Income

Other income was $37,000 in the six months ended March 31, 1997 as compared with $13,000 in the comparative prior year period. This increase was due principally to $13,000 equity in income of an unconsolidated affiliate in South Africa and increased interest income. The Company obtained this 50% non-controlling interest in August 1996 while its significant operations commenced in fiscal 1997.

Net Income (Loss)

Net income for the six months ended March 31, 1997 was $416,000, or $.15 per share, as compared with ($323,000), or ($.12) per share, in the comparative prior year period. The increased net income for the six months ended March 31, 1997 was primarily attributable to the pre-tax inventory writedown recorded in the prior year. Excluding the impact of the inventory writedown, net income would have been $356,000, or $.13 per share, in the six months ended March 31, 1996. A large portion of the increased gross profit dollars, as a result of increased sales, were used to strengthen the Company's manufacturing, sales and engineering departments to support the current and anticipated sales growth and increased spending on research and development for new products.

---------------------------------

Three months ended March 31, 1997 compared to three months ended March 31, 1996
-------------------------------------------------------------------------------

Sales

Net sales increased by 21.1%, or $925,000, to $5,319,000 in the three months ended March 31, 1997 from $4,394,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products primarily in the international gaming industry.

Gross Profit

Gross profit increased to $1,912,000 or 35.9% of net sales, in the three months ended March 31, 1997 from $381,000, or 8.7% of net sales, in the comparative prior year period. Excluding the inventory writedown of approximately $1.1 million in the prior year, the Company's gross profit as a percent of sales was 34.4%. This increase in gross profit, as a percentage of sales, was principally due to operational efficiencies.

Operating Expenses

Operating expenses increased to $1,495,000, or 28.1% of net sales, in the three months ended March 31, 1997 from $1,302,000, or 29.6% of net sales, in the comparative prior year period. This increase was principally due to increased staffing and related payroll costs to support expansion of engineering efforts and increased selling and administrative expenses to support marketing activities associated with the Company's growth strategy.

Other (Expense) Income

Other income was ($3,000) in the three months ended March 31, 1997 as compared with $2,000 in the comparative prior year period. This decrease was due to ($12,000) equity in loss of an unconsolidated affiliate in South Africa offset by an increase in interest income.

Net Income (Loss)

Net income for the quarter was $227,000, or $.08 per share, as compared with ($542,000), or ($.20) per share, in the comparative prior year period. The increased net income for the quarter was primarily attributable to the pre-tax inventory writedown recorded in the prior year. Excluding the impact of the inventory writedown, net income would have been $126,000, or $.05 per share, in the three months ended March 31, 1996. A large portion of the increased gross profit dollars, as a result of increased sales, were used to strengthen the Company's manufacturing, sales and engineering departments to support the current and anticipated sales growth and increased spending on research and development for new products.

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities, sales and marketing operations, investments in affiliates, and to a lesser extent, interest payments should the Company decide to utilize borrowings to fund future growth. The Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1997 and beyond.

At March 31, 1997, the Company's cash and cash equivalents were $2,387,000 compared with $2,727,000 at September 30, 1996. The Company has a $5,000,000 secured line of credit from a financial institution, none of which was outstanding at March 31, 1997 or at September 30, 1996.

Cash provided by operations was $2,000 in the six months ended March 31, 1997. This cash provided was primarily attributable to net income of $416,000, decreased accounts receivables of $1,098,000 due primarily from improved customer collections and increased accounts payable and accrued expenses of $699,000, offset by an increase in inventory of $1,753,000 and a decrease in income taxes payable of $597,000. While inventory as of March 31, 1997 was 25% to 30% higher than management believed optimum, sales, which are already accelerating, are expected to

-------------------------------------------

continue to increase thereby reducing inventory levels by year end. During the six months ended March 31, 1996, cash used in operations was $705,000. This use of cash was primarily attributable to the net loss of $323,000, increased inventory of $902,000, decreased income taxes payable of $340,000 and increased accounts receivable of $250,000, offset by a provision for inventory obsolescence of $1,132,000.

Cash used in investing activities for the six months ended March 31, 1997 amounted to $342,000 compared with $368,000 in the prior year period. In 1997, the Company made an initial investment of $60,000 in a China-based plastic manufacturing entity, through its Delaware affiliate, with commitments of additional loans of up to $240,000 expected in the next two quarters. The remaining investing activities of $282,000 in the six months ended March 31, 1997 and all investing activities in the comparable prior period of $368,000 were for the purchase of property and equipment. The Company is currently negotiating to expand its presence in South Africa which may require additional investments in the future.

Cash provided by financing activities in the six months ended March 31, 1996 was related to borrowings of $500,000, which were subsequently repaid by September 30, 1996. On April 14, 1997, the Company's $5 million credit line was extended through March 31, 1998.

Special Note Regarding Forward-Looking Statements:
--------------------------------------------------
A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers; the possible impact of competitive products and pricing; and other risks described in the Company's Securities and Exchange Commission filings.

                            COIN BILL VALIDATOR, INC.
                            -------------------------
                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1997 Annual Meeting of Stockholders held on March 17, 1997, stockholders:

     (a) Elected the following persons to serve as directors until the Company's 1998 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the following votes:

                                                      For                Against
                                                      ---                -------
Henry B. Ellis                                     2,705,613               7,800
Richard Gerzof                                     2,659,615              53,798
Jay Goldberg                                       2,706,613               6,800
Stephen Katz                                       2,705,613               7,800
Edward Seidenberg                                  2,705,613               7,800
Joan Vogel                                         2,659,615              53,798
William H. Wood                                    2,659,615              53,798

     (b) Approved the Company's 1996 Stock Option Plan, and an amendment thereto, authorizing grants of options to officers, directors, key employees and others who perform services for the Company and increasing the number of shares of Common Stock authorized for issuance under the plan to 450,000 shares, by the following vote:

             For         Against     Abstain     Broker Non-votes
             ---         -------     -------     ----------------
          1,855,453       86,906      1,605          769,449

     (c) Approved a change of the Company's state of incorporation from New York to Delaware to be effected by the merger of the Company into the Company's wholly-owned subsidiary, Global Payment Technologies, Inc., a Delaware corporation ("GPTI"), pursuant to an Agreement and Plan of Merger between the Company and GPTI, by the following vote:

             For         Against     Abstain     Broker Non-votes
             ---         -------     -------     ----------------
          1,861,803        3,850      77,811         769,949

Item 6.  Exhibits and Reports on Form 8-K

          a) Exhibits. See Index of Exhibits (page 13) for a listing filed with this Quarterly Report on Form 10-QSB.

          b) Reports on Form 8-K. No reports on 8-K were filed for the quarter for which this report is filed.

                                INDEX OF EXHIBITS
                                -----------------

Exhibit
Number            Description
------            -----------

2(a) Agreement and Plan of Merger dated as of March 17, 1997 between Global Payment Technologies, Inc. and the Company. (Incorporated by reference to Exhibit B to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, File No. 0-25148).

10(a) Company's 1996 Stock Option Plan. (Incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, File No. 0- 25148).

27                Financial Data Schedule.

                            Coin Bill Validator, Inc.
                            -------------------------
                                   Signatures
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Coin Bill Validator, Inc.
                                                -------------------------


                                                By:  s/ Edward Seidenberg
                                                     -------------------------
                                                     Vice President and
                                                     Chief Operating Officer



Dated:  May 14, 1997