Form 10QSB
period 1997-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1997-08-13
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1997        Commission File No. 0-25148
                                -------------                            -------

                        Global Payment Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               11-2974651
       ------------------------------               ------------------
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                Identification No.)

20 East Sunrise Highway, Suite 201, Valley Stream, New York             11581
-----------------------------------------------------------             -----
         (Address of principal executive offices)                     (Zip Code)

                                 (516) 256-1000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                     Former name: Coin Bill Validator, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    YES  __X__            NO _____


Shares of Common Stock outstanding on August 13, 1997                  2,750,000
                                                                      ----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------
                                                                     Page Number
                                                                     -----------

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1997 and September 30, 1996            3

           Statements of Income - Nine Months ended June 30, 1997
                                  and 1996                                  4

           Statements of Income - Three Months ended June 30, 1997
                                  and 1996                                  5

           Statements of Cash Flows - Nine Months ended June 30, 1997
                                      and 1996                              6

           Notes to Financial Statements                                   7-8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-11


PART II. OTHER INFORMATION
--------------------------

         Item 6.  Exhibits and Reports on Form 8-K                         12


INDEX OF EXHIBITS                                                          13
-----------------
SIGNATURES                                                                 14
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                                        June 30,     September 30,
                                                                          1997           1996
                                                                        -------      -------------
                                                                       (Dollar amounts in thousands,
                                                                           except per share data)
                                                                      (Unaudited)
ASSETS
------
  Current assets:
    Cash and cash equivalents                                           $ 1,174         $ 2,727
    Accounts receivable, less allowance for doubtful accounts
      of $276 and $268, respectively                                      3,943           2,789
    Inventory, less allowance for obsolescence of $880 and
      $1,069, respectively                                                5,547           3,794
    Prepaid expenses                                                         52              83
    Deferred income taxes                                                   459             570
                                                                        -------         -------
                  Total current assets                                   11,175           9,963

  Property and equipment, net                                             1,230             887

  Other assets                                                               63              53

  Equity in unconsolidated affiliates                                       230              --
                                                                        -------         -------
  Total assets                                                          $12,698         $10,903
                                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Accounts payable                                                    $ 1,477         $   807
    Accrued expenses and other current liabilities                        1,185             551
    Income taxes payable                                                    172             597
                                                                        -------         -------
                  Total current liabilities                               2,834           1,955
                                                                        -------         -------
    Deferred income taxes                                                    29              29
                                                                        -------         -------
    Shareholders' equity  (See Note B):
    Common stock, 20,000,000 shares authorized; $.01 par value,
      5,500,000 shares issued and outstanding                                55              55
    Additional paid-in capital                                            7,951           7,951
    Retained earnings                                                     1,829             913
                                                                        -------         -------
                  Total shareholders' equity                              9,835           8,919
                                                                        -------         -------
    Total liabilities and shareholders' equity                          $12,698         $10,903
                                                                        =======         =======

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (Unaudited)
                                   -----------

                                                                   Nine Months ended June 30,
                                                                 --------------------------------
                                                                     1997                 1996
                                                                 -----------          -----------
                                                                   (Dollar amounts in thousands,
                                                                       except per share data)

Net sales                                                        $    16,376          $    11,921

Cost of sales                                                         10,321                8,578
                                                                 -----------          -----------
Gross profit                                                           6,055                3,343

Operating expenses                                                     4,415                3,471
                                                                 -----------          -----------
Income (loss) from operations                                          1,640          (       128)
                                                                 -----------          -----------
Other income (expense):
  Equity in loss of unconsolidated affiliates                    (        17)                  --
  Interest income, net                                                    29                    6
                                                                 -----------          -----------
Total other income                                                        12                    6
                                                                 -----------          -----------

Income (loss) before provision (credit) for income taxes               1,652          (       122)

Provision (credit) for income taxes                                      736          (        49)
                                                                 -----------          -----------

Net income (loss)                                                $       916          ($       73)
                                                                 ===========          ===========
PER SHARE DATA (See Note B):
----------------------------

Net income (loss) per share                                      $       .16          ($      .01)
                                                                 ===========          ===========

Weighted average common shares outstanding                         5,726,588            5,500,000
                                                                 ===========          ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (Unaudited)
                                   -----------

                                                         Three Months ended June 30,
                                                      --------------------------------
                                                          1997                1996
                                                      -----------          -----------
                                                        (Dollar amounts in thousands,
                                                           except per share data)

Net sales                                             $     6,376          $     4,381

Cost of sales                                               3,910                2,681
                                                      -----------          -----------

Gross profit                                                2,466                1,700

Operating expenses                                          1,524                1,275
                                                      -----------          -----------

Income from operations                                        942                  425
                                                      -----------          -----------

Other (expense) income:
  Equity in loss of unconsolidated affiliates         (        30)                  --
  Interest income (expense), net                                5          (         8)
                                                      -----------          -----------
Total other (expense)                                 (        25)         (         8)
                                                      -----------          -----------


Income before provision for income taxes                      917                  417

Provision for income taxes                                    417                  167
                                                      -----------          -----------

Net income                                            $       500          $       250
                                                      ===========          ===========
PER SHARE DATA (See Note B):
----------------------------

Net income per share                                  $       .09          $       .05
                                                      ===========          ===========

Weighted average common shares outstanding              5,744,442            5,500,000
                                                      ===========          ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                          Nine Months ended June 30,
                                                                          --------------------------
                                                                             1997             1996
                                                                           -------          -------
                                                                         (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                                        $   916          ($   73)
                                                                           -------          -------
  Adjustments to reconcile net income (loss) to net cash
    (used in) operating activities:
       Equity in loss of unconsolidated affiliates                              17               --
       Depreciation and amortization                                           250              209
       Provision for losses on accounts receivable                              12               --
       Provision for inventory obsolescence                                     25            1,132
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable                                 ( 1,166)         (   139)
         (Increase) in inventory                                           ( 1,778)         (   381)
         Decrease (increase) in prepaid expenses                                31          (    63)
         Decrease (increase) in deferred income taxes                          111          (    15)
         (Increase) in other assets                                        (    10)         (    16)
         Increase (decrease) in accounts payable                               670          (   612)
         Increase (decrease) in accrued expenses                               634          (    22)
         (Decrease) in income taxes payable                                (   425)         (   340)
                                                                           -------          -------
                  Total adjustments                                        ( 1,629)         (   247)
                                                                           -------          -------

NET CASH USED IN OPERATING ACTIVITIES                                      (   713)         (   320)
                                                                           -------          -------

INVESTING ACTIVITIES:
  Investments in unconsolidated affiliates                                 (   247)              --
  Purchases of property, plant and equipment, net of proceeds from
    disposals                                                              (   593)         (   477)
                                                                           -------          -------

NET CASH USED IN INVESTING ACTIVITIES                                      (   840)         (   477)
                                                                           -------          -------

FINANCING ACTIVITIES:
  Increase in notes payable to bank                                             --              462
                                                                           -------          -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       --              462
                                                                           -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  ( 1,553)         (   335)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,727            1,811
                                                                           -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,174          $ 1,476
                                                                           =======          =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                 $    --          $     9
                                                                           =======          =======
  Income taxes                                                             $ 1,050          $   499
                                                                           =======          =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                          Notes to Financial Statements
                                  June 30, 1997


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1996 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine-month and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996.


NOTE B - SUBSEQUENT EVENT (STOCK SPLIT)
---------------------------------------

In August 1997, the Company announced a two-for-one stock split of its Common Stock. The split will be effected by a 100% dividend for each holder of Common Stock on August 18, 1997, the record date. The distribution date is September 4, 1997. All information contained in the financial statements has been retroactively restated to give effect to this stock split.


NOTE C - EQUITY IN UNCONSOLIDATED AFFILIATES
--------------------------------------------

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate. This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. The results of operations for the nine months and three months ended June 30, 1997 include equity in loss of this affiliate in the amounts of $17,000 and $30,000, respectively.

During the second quarter of 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate, through the Company's Delaware affiliate, CBV China Venture Limited. This entity manufactures plastic components, some of which are used by the Company in its production. In addition, the Company is obligated to loan up to $300,000 on the following terms; loans shall bear interest at the rate of 1 1/2% above the prime rate prevailing from time to time at Chase Manhattan Bank. The Delaware affiliate will repay principal and interest on the loan, in amounts not less than 60% of its China-based subsidiary's net income, on a quarterly basis. During the second and third quarters of 1997, the Company has loaned $220,000 to this entity, none of which has been repaid as of this date.


NOTE D - INVENTORY OBSOLESCENCE
-------------------------------

During the second quarter of 1996, the Company wrote down inventory in the amount of $1.1 million associated with early generation products, the future sales of which management believed would be adversely impacted by sales of newly released products. This writedown was charged to cost of sales.

                        Global Payment Technologies, Inc.
                    Notes to Financial Statements (continued)
                                  June 30, 1997


NOTE E - NET INCOME (LOSS) PER SHARE
------------------------------------

For the nine months and three months ended June 30, 1997, net income per share includes the impact of 226,588 and 244,442 weighted average common stock equivalents, respectively, based on stock options outstanding using the treasury stock method. Primary and fully diluted net income per share are the same amounts for the nine months and three months ended June 30, 1997. For the nine months and three months ended June 30, 1996, common stock equivalents, as calculated using the treasury stock method, were anti-dilutive and therefore not included in the net income (loss) per share calculation.


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Nine months ended June 30, 1997 compared to nine months ended June 30, 1996
---------------------------------------------------------------------------

Sales

Net sales increased by 37.4%, or $4,455,000, to $16,376,000 in the nine months ended June 30, 1997 from $11,921,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products primarily in the international gaming industry.

Gross Profit

Gross profit increased to $6,055,000 or 37.0% of net sales, in the nine months ended June 30, 1997 from $3,343,000, or 28.0% of net sales, in the comparative prior year period. The prior year's results were significantly impacted by an inventory writedown of approximately $1.1 million. Excluding this writedown, the Company's gross profit as a percent of sales was 37.5%. This decrease in gross profit as a percent of sales is due to increased product costs, manufacturing labor and benefit costs as well as a reduced gross profit on sales to a new customer in the beverage and vending division, substantially offset by operational efficiencies.

Operating Expenses

Operating expenses increased to $4,415,000 in the nine months ended June 30, 1997 from $3,471,000 in the comparative prior year period. This increase was principally due to increased staffing and related payroll costs to support expansion of engineering efforts as well as increased selling and administrative expenses to support marketing activities associated with the Company's growth strategy. As a percentage of sales, the Company has reduced its operating expenses to 27.0% from 29.1% as the infrastructure recently put in place has been able to efficiently support the Company's growth.

Other Income

Other income was $12,000 in the nine months ended June 30, 1997 as compared with $6,000 in the comparative prior year period. This increase was due principally to increased interest income of $23,000, offset by $17,000 equity in loss of an unconsolidated affiliate in South Africa.

Net Income (Loss)

Net income for the nine months ended June 30, 1997 was $916,000, or $.16 per share, as compared with a loss of ($73,000), or ($.01) per share, in the comparative prior year period. The increased net income for the nine months ended June 30, 1997 was primarily attributable to the pre-tax inventory writedown recorded in the prior year. Excluding the impact of the inventory writedown, net income would have been $606,000, or $.11 per share, in the nine months ended June 30, 1996. The Company continues to reinvest a large portion of increased gross profit dollars into its operations to support its sales growth and increased spending on research and development for new products.

---------------------------------
Three months ended June 30, 1997 compared to three months ended June 30, 1996
-----------------------------------------------------------------------------
Sales

Net sales increased by 45.5%, or $1,995,000, to $6,376,000 in the three months ended June 30, 1997 from $4,381,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products primarily in the international gaming industry.

Gross Profit

Gross profit increased to $2,466,000 or 38.7% of net sales, in the three months ended June 30, 1997 from $1,700,000, or 38.8% of net sales, in the comparative prior year period.

Operating Expenses

Operating expenses increased to $1,524,000 in the three months ended June 30, 1997 from $1,275,000 in the comparative prior year period. This increase was principally due to increased staffing and related payroll costs to support expansion of engineering efforts and increased selling and administrative expenses to support marketing activities associated with the Company's growth strategy. As a percentage of sales, the Company has reduced operating expenses to 23.9% from 29.1% as the infrastructure recently put in place has been able to efficiently support the Company's growth.

Other Expenses

Other expenses were $25,000 in the three months ended June 30, 1997 as compared with $8,000 in the comparative prior year period. This increase was due to $30,000 equity in loss of an unconsolidated affiliate in South Africa, offset by an increase in interest income of $13,000.

Net Income

Net income for the quarter was $500,000, or $.09 per share, as compared with $250,000, or $.05 per share, in the comparative prior year period. The Company continues to reinvest a large portion of increased gross profit dollars into its operations to support its sales growth and increased spending on research and development for new products.

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

-------------------------------------------
At June 30, 1997, the Company's cash and cash equivalents were $1,174,000 compared with $2,727,000 at September 30, 1996. The Company has a $5,000,000 secured line of credit from a financial institution, none of which was outstanding at June 30, 1997 or at September 30, 1996. Such line of credit expires on March 31, 1998.

Cash used in operations was $713,000 in the nine months ended June 30, 1997. This cash used was primarily attributable to increased accounts receivable of $1,166,000, increased inventories of $1,778,000 and decreased income taxes payable of $425,000, offset by increased accounts payable of $670,000, increased accrued expenses of $634,000 and net income of $916,000. During the nine months ended June 30, 1996, cash used in operations was $320,000. This use of cash was primarily attributable to the net loss of $73,000, increased inventory of $381,000, decreased accounts payable of $612,000 and decreased income taxes payable of $340,000, offset by a provision for inventory obsolescence of $1,132,000.

Cash used in investing activities for the nine months ended June 30, 1997 amounted to $840,000 compared with $477,000 in the prior year period. In 1997, the Company loaned $220,000 to a China-based plastic manufacturing entity through its Delaware affiliate. The Company also loaned $27,000 to an affiliate in South Africa. The remaining investing activities of $593,000 in the nine months ended June 30, 1997 and all investing activities in the comparable prior period of $477,000 were for the purchase of property and equipment.

Cash provided by financing activities in the nine months ended June 30, 1996 was related to borrowings of $462,000, which were subsequently repaid by September 30, 1996.

Special Note Regarding Forward-Looking Statements: A number of statements -------------------------------------------------- contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; dependence on a limited number of suppliers for key components and raw materials; potential difficulties in managing growth; dependence on key personnel; the Company's limited customer base and reliance on a relatively small number of customers for a significant portion of its sales; the possible impact of competitive products and pricing; and other risks described in the Company's Securities and Exchange Commission filings.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits
               --------
               See Index of Exhibits (page 13) for a listing filed with this Quarterly Report on Form 10-QSB.

          b)   Reports on Form 8-K
               -------------------
               The Company filed a Current Report on Form 8-K, the date of which was July 7, 1997, under Item 5 of such Report, relating to the merger into a Delaware corporation effective June 25, 1997.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                                INDEX OF EXHIBITS
                                -----------------
Exhibit
Number            Description
------            -----------

27                Financial Data Schedule.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Global Payment Technologies, Inc.


                                        By:  s/   Edward Seidenberg
                                             -------------------------
                                             Vice President and
                                             Chief Operating Officer

Dated:  August 13, 1997