Form 10KSB/A
period 1996-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1997-12-05
CIK 933020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996

Commission file number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC
                  (FORMERLY KNOWN AS COIN BILL VALIDATOR, INC.)
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

State of incorporation:  DELAWARE
I.R.S. Employer Identification No. 11-2974651

             20 EAST SUNRISE HIGHWAY, VALLEY STREAM, NEW YORK 11581
                                 (516) 256-1000

               (Current address of principal executive offices and
                      telephone number including area code)

                   425B OSER AVENUE, HAUPPAUGE, NEW YORK 11788
                                 (516) 231-1177
              (Previous address of principal executive offices and
                      telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share

            Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                Yes [X]                              No [_]

            Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                        [_]

            For the fiscal year ended September 30, 1996 the revenues of the registrant were: $16.693 million.

            The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant, based on the average bid and asked prices on December 17, 1996, was approximately $14,197,364.

            As of December 23, 1996, the registrant had a total of 2,750,000 Common Shares outstanding.

            Transitional Small Business Disclosure Format (check one):

                    Yes [_]                              No [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

PURPOSE OF THIS AMENDMENT

            The purpose of this amendment number 2 to the Company's Form 10-KSB is to revise the aggregate market value of the Company's Common Stock held by nonaffiliates based on the average bid and asked prices on December 17, 1996.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GLOBAL PAYMENT TECHNOLOGIES, INC.
                                             (Registrant)


December 5, 1997                             By: /S/ EDWARD SEIDENBERG
                                                ----------------------
                                             Edward Seidenberg
                                             Vice President