Form 10KSB
period 1997-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1997-12-29
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
Mark One

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

              Delaware                                          11-2974651
    (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

        20 East Sunrise Highway, Suite 201, Valley Stream, New York 11581
               (Address of principal executive office) (Zip Code)

Issuer's telephone number  516-256-1000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     For the fiscal year ended September 30, 1997, the net sales of the registrant were $23.9 million.

     The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant, based on the average bid and asked prices on December 17, 1997, was approximately $29,150,000.

     As of December 17, 1997, the registrant had a total of 5,506,500 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the year ended September 30, 1997 are incorporated by reference into Part III.

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

General

Global Payment Technologies, Inc. (the "Company") was originally incorporated in New York in 1988 under the name Coin Bill Validator, Inc. In March 1997, the Company's shareholders approved a change of the Company's name and state of incorporation from New York to Delaware, effected through the merger of the Company into the Company's wholly-owned subsidiary, Global Payment Technologies, Inc., a Delaware corporation.

The Company designs and manufactures currency validation systems including paper currency validators and related paper currency stackers, and sells its products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming machines and beverage and vending machines, which dispense products, services, coinage and other currencies. Note stackers are sold with most validators and are designed to store validated paper currency and, in some cases, record and store information on contents, usually in secure removable cassettes. Although the Company knows of no commercially available validator that is counterfeit-currency-proof, the Company's validators and stackers offer significant protection against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. The Company's validators are adaptable to a wide variety of OEM (original equipment manufacturer) applications and have been engineered into the design of most major gaming machines sold worldwide. The Company's products offer a highly competitive level of performance and are designed to provide ease of maintenance and repair.

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, Global Payment Technologies South Africa Pty. Ltd. This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis.

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate, Hangzhou CBV Plastics Corp. Ltd. This entity manufactures plastic and metal components, some of which are used by the Company in its production.

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty. Ltd. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis.

Background and History

In the 1980s, a general trend developed with respect to an increase in the incorporation of paper currency validators in a large number of beverage, food and novelty vending machines that offered primarily low-priced items. Subsequent technological improvements in the sensory capabilities of validators created the ability to process high volumes of larger denomination notes which led to the extensive use of validators in casino gaming machines. This trend accelerated during the 1990s as a result of overall growth in the worldwide gaming industry.

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to approximately $16.7 million in fiscal 1996, and to approximately $23.9 million in fiscal 1997. Prior to January 1993, the Company's marketing efforts were directed primarily towards domestic distribution and end-users that focused on the replacement and retrofit markets for validators in amusement and gaming machines. Commencing in January 1993, the Company began to focus its marketing efforts on OEMs of gaming machines and automated vending machines that dispense beverages, telephone cards and postage stamps. In addition, since January 1993, the Company has progressively increased its marketing efforts to the international market for currency validation systems, in particular targeting the international gaming industry. The Company's international sales amounted to approximately 73 percent of net sales in both fiscal 1997 and 1996. Management believes the international market for currency validation systems may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

Marketing Strategy

In the past, the Company has focused its marketing efforts on those segments of the marketplace requiring a relatively high degree of security and substantial custom design work that was often not efficiently served by larger competitors who focused primarily on the broader, higher-volume market for standardized product configurations. This "niche" strategy allowed the Company to develop domestic and international customers who were too new or too small to attract larger competitors. During fiscal 1997, the Company began to redefine and broaden its niche strategy and was successful in establishing itself as a leading provider of validators to the international gaming market. As a result, the Company's validators have been engineered into the design of most major OEMs' gaming machines worldwide. Therefore, the difficult first step of being able to have its products offered as an option has been accomplished. During fiscal 1998, the Company's marketing strategy will focus both on the OEMs and on the end-users (operators) who purchase machines from the OEMs to help assure that the Company's validator products will be specified as the product of choice in new machine orders. In the domestic gaming market, along with opportunities for sales to OEMs, the Company will focus on the retrofit market in key geographic regions, such as Nevada, where gaining market penetration will provide the Company with improved visibility and credibility in the overall domestic gaming marketplace.

In the first quarter of fiscal 1997, the Company announced the creation of a new division to focus additional sales and marketing efforts on the beverage and vending industries, where the Company's market presence has been limited. The primary focus of this division, and the sales successes achieved during the year, have been and will continue to be in developing the international market for validator products in vending equipment, particularly in emerging new markets in the Pacific Rim and Eastern Europe. Management believes this strategy will assist in providing the Company with increased visibility and credibility in the overall beverage and vending industries such that a base of business can be established from which the large and highly competitive domestic marketplace might then be addressed.

The Company's overall sales and marketing strategy in both the worldwide gaming and beverage and vending markets is to deliver a high quality product supported by a local sales and service organization in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia with its largest customer, with whom the Company has an exclusive supply agreement, and in the South African gaming market where the Company's products are accepted as the industry standard. Also toward this end, during fiscal 1996 and fiscal 1997, the Company established 50%-owned joint ventures which provide local sales and service in both Australia and South Africa and strengthened its distributor relationship in Italy.

The continued success of the Company may be dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and beverage and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company believes that aspects of its technology and manufacturing expertise - for example, the technology applicable to electro-optical scanning and certain of its patented technologies and proprietary algorithms, may be applicable to products and systems for conducting transactions using other than paper currency. The Company is currently investigating and will continue to investigate such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems.

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $245,000 and $61,000 during fiscal 1997 and fiscal 1996, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications and markets. The Company's new product development efforts are focused on the design of its next generation of validator products, which the Company anticipates will be commercially available sometime in the second half of calendar 1998. Included among the new generation of validators, the Company plans to introduce new product models designed specifically to address the requirements of the highly competitive beverage and vending marketplace. These products, along with new products for the international gaming market, are intended to allow the

Company to increase its overall market penetration and share in the domestic and international marketplace.

During fiscal 1997, the Company's principal products included three basic validator models, a wide range of comprehensive currency databases and note stacker configurations. Throughout fiscal 1997, the Company's planned shift in demand towards its Generation II product line continued, and such sales accounted for approximately 58 percent of unit sales for the year then ended. This shift is expected to continue during fiscal 1998. The Company believes it is adequately reserved for inventory obsolescence for the anticipated shift in demand towards its Generation II products.

The Model 125 ("M-125") is the Company's first generation multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving upstack design makes it popular for use in machines where space is at a premium. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 1997, M-125 sales were particularly strong in vending applications in Italy, helping to grow the Company's presence and credibility in that important European market.

The Model IVO ("M-IVO") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-IVO is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service, Department of Gaming Enforcement (New Jersey, USA) and Gaming Laboratories, Inc. approved.

The Company's Generation II product line features several technological advances designed specifically to meet the exacting requirements of the gaming industry. During fiscal 1997, the Generation II line was extended and includes the Company's "IDS," "IDUS," "IBS," and "IBSi," validators. The IBSi has been positioned as a replacement for the Company's first generation M-IVO validator. Generation II products have been approved by Gaming Laboratories, Inc. as well as by a number of U.S. and international test labs.

Generation II validators are offered in a wide variety of configurations which can provide solutions for most worldwide gaming markets as well as many beverage and vending markets. Generation II validators can be configured for down-stack applications which allow the note stacker, a security removable cassette, to be reached through a separate front entrance in the gaming machine. Rear stacker configurations are also available. The front section of all Generation II validator units can be opened easily to allow for maintenance, repair or clearance of the currency pathway without violating the integrity of the associated security stacker. Generation II validators offer currency acceptance of notes up to 3.34 inches (85 mm) in width and have enhanced features for gaming and high security applications. These features include a multi-level high security validation process with patent pending side-looking sensors, an animated bill runway with "smart visuals" for customer attraction and diagnostics, a user-selectable currency denomination acceptance and an optional bar-code reader for tickets and coupons. The Generation II line also offers a "soft drop analyzer" ("SDA") option. The patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship, which the Company believes is standard for the industry. The Company will repair or replace, at its factory, any units which require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranteed as such. To support its increasing international market presence, the Company, during fiscal 1997, expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia and South Africa). In these countries, the local sales and service joint venture partners provide all warranteed labor while the Company's primary product support is in the form of warranty parts.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel conducts the Company's primary sales and marketing efforts in both the domestic and international markets. During the latter part of fiscal 1996 and during fiscal 1997, the Company established 50%-owned joint ventures providing local sales and service in the key markets of South Africa and Australia and a Company-owned sales and service office was opened in the important Las Vegas, Nevada market. The overall sales and service network provides effective international coverage for the Company's products and customers and is an indication of the Company's commitment to providing superior service worldwide.

During fiscal 1997, the Company expanded the internal sales and marketing structure to include a "Technical Services Group" to address new market opportunities. The Company also established a new, dedicated "Customer Service Group" to serve as the focal point of all post-sale customer inquiries. During fiscal 1998, the Company anticipates further expansion of the sales and marketing structure to support additional sales opportunities worldwide.

Customer Concentration

During fiscal 1997, the Company's largest customer accounted for approximately 54 percent of net sales. Net sales to the gaming industry accounted for approximately 79 percent of the Company's revenues, with the remaining 21 percent primarily from product applications in the beverage and vending industries. The Company anticipates reducing its dependence on its largest customer and the gaming industry, by expanding its customer base, when its next generation of validation products is introduced and has had an opportunity to penetrate the market.

Manufacturing

Since 1995, the Company's operations have been conducted from a leased facility of 40,000 square feet housing manufacturing and administrative functions in Hauppauge, New York. During fiscal 1997, due to the need for increased production space to meet ongoing and anticipated future sales growth, the Company leased an additional 4,400 square feet of space located adjacent to the existing Hauppauge facility.

The Company's manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for both the electronic components and the final assembled product. Direct control over fabrication and testing permits the Company to shorten its production cycle and protect patented and proprietary technology. During fiscal 1997, the Company significantly improved its overall manufacturing productivity as measured by a production capacity increase of approximately 60 percent achieved without adding a production shift. Management believes additional productivity improvements can be realized and will continue to focus the Company's efforts on achieving production efficiencies while maintaining high quality standards for its products and the work environment for its associates.

The Company depends on a limited number of suppliers for various stamped or formed housings, gears, cogs and wheels and electronic assemblies or components, including certain microprocessor chips. The Company believes that concentrating its purchases from its existing suppliers provides, in certain cases, better prices, better quality and consistency and more reliable deliveries. The Company maintains on-going communications with its suppliers to prevent interruptions in supply and, to date, generally has been able to obtain adequate supplies in a timely manner. The Company has entered into volume blanket purchase agreements with selected suppliers to guard against shortages of unique components, thereby limiting the Company's exposure to business interruptions. Furthermore, many of the electronic components used by the Company, including its microprocessors, are widely used in many applications and are available from a number of sources. However, the short wavelength light source which forms a critical part of the Company's optical scanning device is now commercially available from only a very limited number of suppliers. The Company believes that if such supply were to become unavailable, its units could be redesigned to use other light sources and still remain competitive in the marketplace. However, any interruption in the supply of key components which cannot be quickly remedied could have a materially adverse effect on the Company's results of operations.

Competition

The market for the Company's products is very competitive. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. A number of competitors offer products that target the same markets as do the Company's products. In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coin Acceptors, Inc. ("Coinco") and Rowe Validator ("Rowe") is a division of Rowe International, Inc. Accordingly, such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in beverage, food, snack and lower-priced goods or amusement vending, the market is dominated by Coinco, with Mars Electronics International ("MEI"), Ardac, Inc. ("Ardac") and Rowe also being significant competitors. The largest supplier of validators used in gaming machines for the domestic market is Japan Cash Machines Co., Ltd. ("JCM"). The Company has focused its marketing efforts on the higher-priced domestic validator market and competes on the basis of quality, durability and performance while maintaining a reasonable level of protection against tampering and counterfeit currencies, as well as a competitive price point.

In the international markets, the Company competes for gaming machine business with JCM, Ardac, Cashcode Company, Inc., MEI and Diversified Systems, Inc., while for product and service vending machines, the Company competes with these competitors as well as Coinco, Sanyo Electric Company (primarily in the Middle
East), Conlux USA Corporation, Coegis, Innovative Technology, Ltd. and various smaller local manufacturers. The Company historically has been more willing to address smaller markets than its larger competitors and expects to encounter increased competition as the markets addressed by its products continue to grow. The Company believes that performance, quality and protection against tampering and counterfeit currency are relatively more important and price relatively less important, as competitive factors in the international marketplace.

Intellectual Property

The Company relies on certain proprietary know-how and trade secrets to protect its technology. Important components of this proprietary information are the Company's library of distinguishing characteristics of the currencies which its validators scan and validate and its proprietary algorithms. The Company has entered into non-disclosure and secrecy agreements with all of its key employees having access to this technology.

In addition, the Company holds six U.S. patents as follows: "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," granted December 5, 1989; "Bill Accumulating and Stacking Device," granted June 21, 1994; "Method of Insuring Alignment of Currency in Currency Validators," granted June 18, 1996; design for "Escrow Box for Coin Operated Machines," granted April 22, 1986; "Anti-fraud Currency Acceptor," granted November 9, 1993; and "Soft Count Tracking System," granted May 5, 1997. The first three patents cover technology used in the Company's first and second generation validator product lines and the remaining patents cover technology used in certain special models. The

Company has also applied for four additional U.S. patents, the most important of which covers the use of side looking sensors as an anti-fraud feature and the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned.

In addition to its U.S. patents and patents pending, the Company has also applied for patent protection for its soft count tracking system in a large number of international markets. If issued, and if corresponding foreign patents are obtained, the Company believes these patents could provide important protection for certain technological advantages its validators have in international markets. However, the Company believes that it will not be materially and adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. As of this date, the Company has received no foreign patents.

Although the Company has not received any claims that its products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in protracted or costly litigation.

Government Regulation

As a supplier of paper currency validators to customers subject to gaming regulations and postal regulations, the Company is indirectly subject to such regulations that are reflected in customer purchase orders or customer specifications. The Company believes that it is in full compliance with such regulations. Any failure to comply with such regulations, however, could have a materially adverse effect on the results of operations of the Company.

Employees

On December 15, 1997, the Company had 184 employees, including 6 executives; 12 sales and customer service representatives; 30 engineers and software developers; 28 materials, quality control and quality assurance personnel; 6 administrative personnel; 8 clerical personnel; and 94 assembly/factory workers. The Company believes its relationship with its employees is good.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; dependence on a limited base of customers for a significant portion of sales; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential difficulties in manufacturing operations; potential shortages of key parts and/or raw materials; potential difficulties in managing growth;

dependence on key personnel; the possible impact of competitive products and pricing; possible risks of product inventory obsolescence; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets; and other risks described in the Company's Securities and Exchange Commission filings.

Item 2.  Description of Property

The Company leases approximately 44,400 square feet housing manufacturing and administrative functions in Hauppauge, New York, for a term expiring March 31, 2000, at an annual base rental of $240,000, increasing annually to approximately $300,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future. The Company leases approximately 6,600 square feet in Valley Stream, New York, for a term expiring February 28, 2002, at an annual base rental of $150,000 increasing annually to approximately $170,000 in the final year of the term. This facility houses the executive, accounting and certain sales functions of the Company. The Company also leases approximately 2,300 square feet in Las Vegas, Nevada, for a term expiring April 30, 2000, at an annual base rental of $19,700 increasing annually to approximately $21,700 in the final year of the term. This facility houses certain sales and service functions of the Company.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)       Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 1997 and fiscal 1996.

                                                          Common Stock
                                                      ---------------------
         Quarter Ended                                High*            Low*
         -------------                                -----            ----
         December 31, 1995                           4 7/16           3
         March 31, 1996                              3 5/8            2 3/4
         June 30, 1996                               6 3/4            2 3/4
         September 30, 1996                          5 7/8            3 11/16
         December 31, 1996                           5 3/4            4  7/16
         March 31, 1997                              6 5/16           4 3/4
         June 30, 1997                               9 1/2            4 5/16
         September 30, 1997                          12 1/4           7 1/2

         *All prices give retroactive effect to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.

b)   Holders

The approximate number of beneficial holders of the Company's Common Stock as of December 16, 1997, was 860.

c)   Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has never in the past declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial
         Condition  and Results of Operations

Results of Operations

Fiscal year ended September 30, 1997 compared with September 30, 1996

For the fiscal year ended September 30, 1997, the Company's net income was $1,475,000, or $0.25 per share, as compared with $272,000, or $0.05 per share, for the fiscal year ended September 30, 1996. Fiscal 1996 net income and net income per share figures reflect a pre-tax inventory write-down of $1.1 million related to certain early generation products, the future sales of which management believes have been and will be adversely impacted by sales of newly released products. Excluding the effect of the inventory write-down, fiscal 1997 net income increased 63% compared with pro forma net income of $906,000, or $0.16 per share, in fiscal 1996. (Net income per share figures give retroactive effect in all periods to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.) At the end of fiscal 1996 and during fiscal 1997, the Company purchased 50% non-controlling interests in local sales and service organizations in South Africa and Australia and in a plastics manufacturing firm in China. Included in the results of operations for fiscal 1997 are the Company's share of the profits and losses of these three unconsolidated affiliates.

Net sales for fiscal 1997 increased by 43% to $23.868 million as compared with $16.693 million in fiscal 1996. The sales growth in fiscal 1997 is attributed to increased demand for the Company's bill validator products primarily in the international gaming industry and reflects a substantial increase in sales to the Company's largest customer which accounted for 54% and 37% of net sales in fiscal 1997 and fiscal 1996, respectively. While the Company anticipates increasing sales to its largest customer, management is working to develop a broader customer base, which will serve to reduce its dependence on any one customer. Net sales to international customers accounted for 73% of net sales in both fiscal 1997 and fiscal 1996.

Gross profit increased to $8.986 million, or 37.6% of net sales, in fiscal 1997 as compared with $5.257 million, or 31.5% of net sales, in the prior year period. The prior year's results were significantly impacted by an inventory writedown of approximately $1.1 million. Excluding this writedown, the Company's gross profit as a percent of sales was 38.3%. This decrease in gross profit as a percent of sales is due to increased product costs, manufacturing labor and benefit costs, as well as a reduced gross profit on sales to a new customer in the beverage and vending division, which was substantially offset by operational efficiencies.

Operating expenses in fiscal 1997 increased by 33.5% to $6.378 million as compared with $4.777 million in fiscal 1996. This increase was principally due to increased staffing and related payroll costs necessary to support the sales growth in fiscal 1997 as well as to support the Company's growth strategy in fiscal 1998 and beyond. In addition, the Company incurred commission expense in the fourth quarter of fiscal 1997 of approximately $300,000 as compared with none in fiscal 1996. These commissions were primarily in the form of payments to the Company's new Australian affiliate, which is responsible for sales and service in Australia and New Zealand, on an exclusive basis. As a percent of sales, the Company has reduced its operating expenses to 26.7% in fiscal 1997 as compared with 28.6% in fiscal 1996, as the infrastructure recently put in place has been able to efficiently support the Company's growth.

Fiscal year ended September 30, 1996 compared with September 30, 1995

For the fiscal year ended September 30, 1996, the Company's net income was $272,000, or $0.05 per share, as compared with $1.551 million for the fiscal year ended September 30, 1995. On a pro forma basis, assuming a C Corporation income tax provision for the entire year, the Company earned $1.116 million, or $0.23 per share, in fiscal 1995. (Net income per share figures give retroactive effect in all periods to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.) This year-to-year decline in net income is primarily attributable to an inventory write-down taken in the second quarter of fiscal 1996 in the approximate amount of $1.1 million, on a pre-tax basis. This write-down relates to certain early generation products, the future sales of which management believes will be adversely impacted by sales of newly released products. The decline also reflects increased operating expenses associated with higher facility costs and investments in additional personnel. Excluding the impact of the inventory write-down, net income would have been $906,000, or $0.16 per share, in fiscal 1996.

Net sales increased by 18.2%, or $2.568 million, to $16.693 million in fiscal 1996 as compared with $14.125 million in fiscal 1995. The increase is attributable to increased sales of the Company's new product line of paper currency validators and related paper currency stackers to domestic and international OEM customers, primarily in the gaming industry. Net sales to international customers increased substantially in fiscal 1996 and represented 73% of net sales as compared with 37% of net sales in fiscal 1995.

Gross profit decreased by 6.6% to $5.257 million, or 31.5% of net sales, in fiscal 1996 as compared with $5.629 million, or 39.9% of net sales, in fiscal 1995. The decrease was primarily due to the inventory write-down previously described as well as the result of increased overhead costs associated with the Company's new facility and increased direct and indirect labor costs. Excluding the effect of the inventory write-down, the Company's gross profit in fiscal 1996 would have been $6.389 million, or 38.3% of net sales.

Operating expenses increased by 31.9% to $4.777 million in fiscal 1996 as compared with $3.622 million in fiscal 1995. As a percent of sales, operating expenses increased to 28.6% in fiscal 1996 as compared with 25.6% in fiscal
1995. This increase was principally due to increased staffing and related payroll costs to support the expansion of engineering and new product development efforts, increased benefit costs due to the introduction of certain employee benefits and additional bad debt expense recorded due to the financial condition of certain customers with which the Company has since changed selling terms to include letters of credit and other forms of security.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities, sales and marketing operations, investments in affiliates and, to a lesser extent, interest payments should the Company decide to utilize borrowings to fund future growth. The Company believes that its available resources, including its unused credit facility with The Chase Manhattan Bank (the "Bank"), should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1998 and beyond.

In September 1996, the Company entered into an agreement with the Bank for a secured line of credit in the aggregate amount of $5,000,000 with the intent of borrowings to be made when necessary to meet short-term working capital needs. Outstanding borrowings will bear interest at rates to be determined based on the amount of the borrowings. The rate will range between the Bank's prime rate plus one-quarter of one percent per annum and, for borrowings greater than $500,000, the option of the Reserve Adjusted London Interbank Offering Rate (LIBOR) plus 275 basis points per annum. The line of credit is secured by a first priority perfected security interest in the assets of the Company. As of September 30, 1997, and during the year then ended, no amounts were outstanding under this line of credit. This line of credit will expire on March 31, 1998, and the Company has begun discussions with the Bank and anticipates an extension of this credit facility. At September 30, 1997, the Company had cash of $1.913 million.

Net cash provided by operating activities amounted to $380,000 in fiscal 1997. Net income of the Company, adjusted for noncash items, was $1.889 million in fiscal 1997. This amount was augmented by an increase in accounts payable of $1.495 million and an increase in accrued expenses and other liabilities of $679,000, and was offset by an increase in accounts receivable of $2.012 million, an increase in inventory of $1.365 million and a decrease in income taxes payable of $488,000. Net cash provided by operating activities amounted to $1.580 million in fiscal 1996. Net income of the Company, adjusted for noncash items, was $2.075 million in fiscal 1996. This amount was offset primarily by an increase in deferred income taxes and income taxes payable of $284,000, a decrease in accounts payable and accrued expenses of $98,000 and an increase in inventory of $147,000, excluding the effect of the inventory writedown.

Net cash used in investing activities amounted to $1.217 million in fiscal 1997 as compared with $664,000 in fiscal 1996. The Company funded its joint ventures with approximately $426,000 during fiscal 1997, predominantly in the form of loans. The remaining investing activities of $791,000 in fiscal 1997 and all investing activities in fiscal 1996 were for the purchase of property and equipment.

Net cash provided by financing activities amounted to $23,000 in fiscal 1997, which represented proceeds from the exercise of stock options. There was no net cash provided by financing activities during fiscal 1996.

Fiscal 1997 saw continued moderation in the level of inflation. In order to offset the resulting rise in the costs of operations, the Company is currently attempting to reduce product manufacturing costs thereby increasing profit margins. In addition, the Company is attempting to improve its operations to gain efficiencies and reduce operating costs. The Company expects to continue this approach to cope with future cost changes.

Year 2000

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

Item 7.  Financial Statements

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 1997.

Item 13. Exhibits, List and Reports on Form 8K

(a)  Exhibits

Exhibit No.

3.1               Certificate of Incorporation (6)
3.2               Certificate of Merger (6)
3.3               By-Laws (6)
10.1              Lease dated September 21, 1994 between the Company and
                  Heartland Associates (1)
10.2              Amendment  dated July 31,  1997 to lease  dated  September 21,
                  1994 between  the Company and Heartland Associates (6)
10.3              Employment Agreement dated January 31, 1993 between the
                  Company and William H. Wood (1)
10.4              1994 Stock Option Plan (5)
10.5              1996 Stock Option Plan (5)
10.6              Employment Agreement dated December 1, 1994 between the
                  Company and Robert W. Nader (2)
10.7              Credit Agreements dated September 9, 1996 and September 10,
                  1996 between the Company and The Chase Manhattan Bank (4)
10.8              Security Agreement dated September 9, 1996 between the Company and The Chase Manhattan Bank (4)
10.9              Agreement between the Company and certain shareholders
                  establishing lines of credit (2)
10.10             Employment Agreement dated September 30, 1997 between the
                  Company and Stephen Katz (6)
21                List of Subsidiaries (6)
23                Consent of Independent Public Accountants (6)
27                Financial Data Schedule (6)
--------------------------
(1)               Incorporated by reference to the company's  initial filings of the Registration Statement on Form SB-2 (File #33-86352-NY).
(2)               Incorporated  by reference to Amendment No. 2 to the Company's
                  Registration Statement on Form SB-2 (File #33-86352-NY).
(3)               Incorporated  by reference to the Company's  Current Report on
                  Form 8-K dated June 7, 1996.
(4)               Incorporated  by reference to the  Company's  Annual Report on
                  Form 10-KSB dated September 30, 1996.
(5)               Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-8 (File #333-30829).
(6)               Filed herewith.

(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Global Payment Technologies, Inc.

                                            By:    s/Stephen Katz
                                                   -----------------------------
                                                   Stephen Katz
                                                   Chairman of the Board and
                                                   Chief Executive Officer
Date:  December 29, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Date                       Title
         ---------                     ----                       -----
s/Stephen Katz                  December 29, 1997         Chairman of the Board
---------------------------                               and Chief Executive Officer
Stephen Katz

s/William H. (Bill) Wood        December 29, 1997         President and Director
---------------------------
William H. (Bill) Wood

s/Edward Seidenberg             December 29, 1997         Director and
---------------------------                               Chief Operating Officer
Edward Seidenberg

s/Jay Goldberg                  December 29, 1997         Director
---------------------------
Jay Goldberg

s/Richard Gerzof                December 29, 1997         Director
---------------------------
Richard Gerzof

s/Henry Ellis                   December 29, 1997         Director
---------------------------
Henry Ellis

s/Martin Kern                   December 29, 1997         Director
---------------------------
Martin Kern

s/Thomas McNeill                December 29, 1997         Chief Financial Officer and
---------------------------                               Principal Accounting Officer
Thomas McNeill

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      (formerly Coin Bill Validator, Inc.)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         Page
                                                                                         ----
Report of Independent Public Accountants                                                 F - 1

Balance Sheets as of September 30, 1997 and 1996                                         F - 2

Statements of Income for the years ended September 30, 1997 and 1996                     F - 3

Statements of Shareholders' Equity for the years ended September 30, 1997 and 1996       F - 4

Statements of Cash Flows for the years ended September 30, 1997 and 1996                 F - 5

Notes to Financial Statements                                                            F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Global Payment Technologies, Inc.
(formerly Coin Bill Validator, Inc.):


We have audited the accompanying balance sheets of Global Payment Technologies, Inc.(formerly Coin Bill Validator, Inc.) (a Delaware corporation) as of September 30, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP

                                                   /s/ ARTHUR ANDERSEN LLP

Melville, New York
November 24, 1997

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      (formerly Coin Bill Validator, Inc.)

                                 BALANCE SHEETS

                        AS OF SEPTEMBER 30, 1997 AND 1996

                          (in 000s, except share data)

                                           ASSETS                                    1997         1996
                                                                                    -------      -------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 1,913      $ 2,727
   Accounts receivable, less allowance for doubtful accounts of $225 and
      $268, respectively                                                              4,840        2,789
   Inventory, less allowance for obsolescence of $742 and $1,069, respectively        5,120        3,794
   Prepaid expenses                                                                     110           83
   Deferred income tax benefit                                                          421          570
                                                                                    -------      -------
                  Total current assets                                               12,404        9,963

PROPERTY AND EQUIPMENT, net                                                           1,335          887

INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                 355         --

OTHER ASSETS                                                                             60           53
                                                                                    -------      -------

                  Total assets                                                      $14,154      $10,903
                                                                                    =======      =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $ 2,302      $   807
   Accrued expenses and other current liabilities                                     1,230          551
   Income taxes payable                                                                 109          597
                                                                                    -------      -------
                  Total current liabilities                                           3,641        1,955
                                                                                    -------      -------

DEFERRED INCOME TAXES                                                                    96           29
                                                                                    -------      -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, 20,000,000 shares authorized; $.01 par value, 5,506,200 and
     5,500,000 shares issued and outstanding, respectively                               55           55
   Additional paid-in capital                                                         7,974        7,951
   Retained earnings                                                                  2,388          913
                                                                                    -------      -------
                  Total shareholders' equity                                         10,417        8,919
                                                                                    -------      -------

                  Total liabilities and shareholders' equity                        $14,154      $10,903
                                                                                    =======      =======

      The accompanying notes are an integral part of these balance sheets.

                                             GLOBAL PAYMENT TECHNOLOGIES, INC.
                                           (formerly Coin Bill Validator, Inc.)

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                   (in 000s, except share and per share data)



                                                       1997              1996
                                                   -----------       -----------

NET SALES                                          $    23,868       $    16,693

COST OF SALES                                           14,882            11,436
                                                   -----------       -----------

                  Gross profit                           8,986             5,257

OPERATING EXPENSES                                       6,378             4,777
                                                   -----------       -----------

INCOME FROM OPERATIONS                                   2,608               480

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES                (71)             --

INTEREST INCOME, net                                        51                 6
                                                   -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 2,588               486

PROVISION FOR INCOME TAXES                               1,113               214
                                                   -----------       -----------

NET INCOME                                         $     1,475       $       272
                                                   ===========       ===========

NET INCOME PER SHARE                               $       .25       $       .05
                                                   ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           5,794,215         5,500,000
                                                   ===========       ===========




        The accompanying notes are an integral part of these statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      (formerly Coin Bill Validator, Inc.)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                          (in 000s, except share data)


                                              Common Stock            Additional
                                        -----------------------        Paid-in       Retained
                                          Shares         Amount        Capital        Earnings        Total
                                        ---------      ---------      ---------      ---------      ---------
BALANCE AT SEPTEMBER 30, 1995           5,500,000      $      55      $   7,951      $     641      $   8,647

  Net income                                 --             --             --              272            272
                                        ---------      ---------      ---------      ---------      ---------

BALANCE AT SEPTEMBER 30, 1996           5,500,000             55          7,951            913          8,919

  Exercise of common stock options          6,200           --               23           --               23

  Net income                                 --             --             --            1,475          1,475
                                        ---------      ---------      ---------      ---------      ---------

BALANCE AT SEPTEMBER 30, 1997           5,506,200      $      55      $   7,974      $   2,388      $  10,417
                                        =========      =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      (formerly Coin Bill Validator, Inc.)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (in 000s)

                                                                                            1997         1996
                                                                                          -------       -------
OPERATING ACTIVITIES:
   Net income                                                                             $ 1,475       $   272
                                                                                          -------       -------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in loss of unconsolidated affiliates                                               71          --
     Depreciation and amortization                                                            343           237
     (Recovery of) provision for losses on accounts receivable                                (39)          434
     Provision for inventory obsolescence                                                      39         1,132
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                          (2,012)          100
       Increase in inventory                                                               (1,365)         (147)
       Increase in prepaid expenses                                                           (27)          (72)
       Decrease (increase) in deferred income taxes                                           216          (422)
       (Increase) decrease in other assets                                                     (7)            6
       Increase (decrease) in accounts payable                                              1,495          (322)
       Increase in accrued expenses and other current liabilities                             679           224
       (Decrease) increase in income taxes payable                                           (488)          138
                                                                                          -------       -------
TOTAL ADJUSTMENTS                                                                          (1,095)        1,308
                                                                                          -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     380         1,580
                                                                                          -------       -------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net of proceeds from disposals                       (791)         (664)
   Investments in unconsolidated affiliates                                                  (426)         --
                                                                                          -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                                      (1,217)         (664)
                                                                                          -------       -------

FINANCING ACTIVITIES:
   Proceeds from notes payable to bank                                                       --             500
   Repayment of notes payable to bank                                                        --            (500)
   Issuance of stock upon exercise of stock options                                            23          --
                                                                                          -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      23          --
                                                                                          -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (814)          916

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              2,727         1,811
                                                                                          -------       -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 1,913       $ 2,727
                                                                                          =======       =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                                               $  --         $    15
                                                                                          =======       =======
   Income taxes                                                                           $ 1,400       $   497
                                                                                          =======       =======


        The accompanying notes are an integral part of these statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      (formerly Coin Bill Validator, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


1.   ORGANIZATION AND NATURE OF BUSINESS:

Global Payment Technologies, Inc. (formerly Coin Bill Validator, Inc.) (the "Company"), was established in 1988. The Company designs, manufactures and markets paper currency validating equipment used in vending and gaming machines in the United States and other countries.

Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's M-IVO, IDS, IUS and M-125 validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources. The Company has entered into volume blanket purchase agreements with suppliers to guard against unique component shortages, limiting the Company's exposure to business interruptions.

Significant Customers

The Company's largest customer represented 54% and 37% of net sales in fiscal year 1997 and 1996, respectively. There were no other customers that represented 10% or more of net sales in either fiscal year.

The accounts receivable of this customer as of September 30, 1997 and 1996 represented 62% and 2% of total accounts receivable, respectively.

Net sales to international customers were 73% of net sales in both fiscal 1997 and 1996.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents are stated at cost which approximated market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the balance sheets and statements of cash flows.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the net realizable value of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for introduction of new technology or products by the Company and its competitors.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The adoption of SFAS No. 121 in fiscal 1997 did not have a material effect on the Company's results of operations or financial position.

Investments in Unconsolidated Affiliates

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, in which funding commenced in June 1997. This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. During fiscal 1997, the Company loaned $178,000 to this entity, none of which was repaid prior to September 30, 1997. This amount is included as part of the Company's investment in unconsolidated affiliates in the accompanying balance sheet as of September 30, 1997. The Company's results of operations for fiscal 1997 include the Company's equity in the loss of this affiliate in the amount of $78,000, net of any intercompany profits.

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate. This entity manufactures plastic and metal components, some of which are used by the Company in its production. In addition, the Company is obligated to loan up to an aggregate of $299,000 to this entity, which will bear interest at the rate of 1.5% above the prime rate prevailing from time to time at the Company's bank, per annum. During fiscal 1997, the Company loaned $219,000 to this entity, none of which was repaid prior to September 30, 1997. This amount is included as part of the Company's investment in unconsolidated affiliates in the accompanying balance sheet as of September 30, 1997. The Company's results of operations for fiscal 1997 include the Company's equity in the loss of this affiliate in the amount of $42,000, net of any intercompany profits.

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. The Company's results of operations for fiscal 1997 include the Company's equity in the income of this affiliate in the amount of $49,000, net of any intercompany profits.

Research and Development

Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $245,000 and $61,000 in the years ended September 30, 1997 and 1996, respectively.

Costs aggregating $350,000 related to certain research and development for product development were funded by a customer through fiscal 1995. The terms of the Company's agreement with its customer provided for repayment of such costs as sales of the Company's products were made to this customer. All units under the contract were sold and billed accordingly by September 30, 1996 and all related accounts receivable have been collected.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" (Note 7). SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Net Income Per Share

Net income per share for fiscal 1997 and 1996 was computed by dividing the Company's net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The impact of common stock equivalents (Note 6) was not included in the calculation of net income per share for fiscal 1996, as the effect of their inclusion would have been anti-dilutive. Fully diluted net income per share for both fiscal 1997 and fiscal 1996 has not been presented because the dilution from primary net income per share was less than 3 percent in both years.

Stock-Based Compensation

In fiscal 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied (Note 6).

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

New Accounting Pronouncement

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

3.   INVENTORY:

The following is a summary of the composition of inventory:

                                                              September 30,
                                                       -------------------------
                                                        1997               1996
                                                       ------             ------
                                                               (in 000s)
      Raw materials                                    $1,894             $2,257
      Work-in-process                                   2,631              1,278
      Finished goods                                      595                259
                                                       ------             ------
                                                       $5,120             $3,794
                                                       ======             ======

4.   PROPERTY AND EQUIPMENT, NET:

Major classifications of property and equipment are as follows:

                                                               September 30,
                                                          ---------------------
                                        Useful Lives        1997         1996
                                        ------------      -------       -------
                                                                (in 000s)
      Leasehold improvements            5 years           $   155       $   129
      Furniture and fixtures            3 - 7 years           310           131
      Machinery and equipment           5 - 10 years          738           453
      Computer software                 5 years               459           370
      Computer hardware                 3 years               443           231
                                                          -------       -------
                                                            2,105         1,314
      Less: Accumulated depreciation
        and amortization                                     (770)         (427)
                                                          -------       -------
                                                          $ 1,335       $   887
                                                          =======       =======

5.   NOTES PAYABLE TO BANK:

Line of Credit

In September 1996, the Company entered into an agreement with a bank for a secured line of credit in the aggregate amount of $5,000,000 with the intent of borrowings to be made when necessary to meet short-term working capital needs. Outstanding borrowings will bear interest at rates to be determined based on the amount of the borrowings. The rate will range between the bank's prime rate plus one-quarter of one percent per annum and, for borrowings greater than $500,000, the option of the LIBOR plus 275 basis points per annum. The line of credit is secured by a first priority perfected security interest in the assets of the Company. As of September 30, 1997, no amounts were outstanding under this line of credit. This line of credit will expire on March 31, 1998, and the Company has begun discussions with the bank to extend this credit facility.

Bank Loan

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

6. SHAREHOLDERS' EQUITY:

Stock Split

In July 1997, the Company's Board of Directors approved a two-for-one stock split, in the form of a stock dividend, to the Company's common shareholders of record at August 18, 1997. The new shares were issued to such shareholders of record on September 4, 1997. Par value remained at $.01 per share. All information contained in the financial statements and related footnotes has been retroactively restated to give effect to this stock split.

Stock Option Plans

In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") covering up to 300,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), subject to shareholder approval, which was subsequently obtained. The purpose and provisions of the 1996 Plan are essentially the same as the 1994 Plan. The 1996 Plan originally covered 400,000 of the Company's common shares. The total shares available for grant under the 1996 Plan were subsequently increased to 900,000, as resolved by the Board of Directors, in September 1996.

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

During fiscal 1996, 100,000 incentive stock options and 100,000 non-qualified options were granted to the Chairman and Chief Executive Officer of the Company under the 1994 Plan. Pursuant to an employment agreement dated September 30, 1997, these options became immediately exercisable as of September 30, 1997. During fiscal 1996, a total of 413,500 options were granted under the 1996 Plan, including 200,000 non-qualified options to the Chairman and Chief Executive Officer which also became immediately exercisable as of September 30, 1997, and 57,500 non-qualified options to various employees, consultants and non-employee directors of the Company. With the exception of 22,000 options which became exercisable in March 1997, these non-qualified options will become exercisable over three or five year periods in equal amounts commencing with the first anniversary from the date of grant. The incentive stock options issued under the 1996 Plan all have five year vesting periods.

During fiscal 1997, a total of 60,000 incentive stock options were granted under the 1996 Plan. These options will become exercisable over a four year period in equal amounts commencing with the first anniversary from the date of grant, except for 24,000 options, which will vest on the same basis over a five year period.

The Company accounts for option awards granted to employees and directors under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in fiscal years 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:

                                                    1997               1996
                                                    ----               ----
                                                (in 000s, except per share data)

       Net income:             As Reported         $1,475              $272
                               Pro Forma              958               160

       Earnings per share:     As Reported           $.25              $.05
                               Pro Forma              .17               .03

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal year 1996, and additional awards in future years are anticipated.

Transactions involving the Stock Option Plans are summarized as follows:

                                              For the Fiscal Years Ended September 30,
                                           ------------------------------------------------
                                                     1997                      1996
                                           -----------------------   ----------------------
                                                          Weighted                 Weighted
                                                          Average                  Average
                                                          Exercise                 Exercise
                                             Shares        Price       Shares       Price
                                             ------        -----       ------       -----
Outstanding at beginning of year             693,500       $3.64        80,000      $5.50
   Granted                                    60,000        8.93       613,500       3.40
   Exercised                                  (6,200)       3.78          --         --
   Forfeited                                 (20,900)       3.78          --         --
                                            --------                  --------

Outstanding at end of year                   726,400        4.08       693,500       3.64
                                            ========                  ========
Exercisable at end of year                   501,400        3.45        32,000       5.50
                                            ========                  ========
Weighted average fair value of options
   granted (a)                              $   5.08         N/A      $   1.92        N/A
                                            ========                  ========

(a) The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1997              1996
                                              ----              ----

         Risk-free interest rates             6.19%             6.31%
         Expected lives                      5 years           5 years
         Expected volatility                  58.0%             58.0%
         Expected dividend yields              --                 --

The following table summarizes information about stock options outstanding:

                                                         Options Outstanding                          Options Exercisable
                                        ----------------------------------------------------      ---------------------------
                                           Number             Weighted              Weighted         Number          Weighted
                                         Outstanding          Average               Average        Exercisable       Average
                                        at September          Remaining             Exercise      at September      Exercise
        Range of Exercise Prices          30, 1997         Contractual Life          Price          30, 1997          Price
        ------------------------          --------         ----------------          -----          --------          -----
         $ 3.00     to    $   4.50          587,400               8.78              $ 3.39             453,400         $ 3.24
         $ 5.00     to    $   5.50          103,000               7.77                5.39              48,000           5.50
                  $ 11.56                    36,000               9.99               11.56                --            11.56
                                           --------                                                    -------
         $ 3.00     to    $  11.56          726,400               8.51                4.08             501,400           3.45
                                           ========                                                    =======

At September 30, 1997, there were 20,000 shares available for grant under the 1994 Plan and 447,400 shares available for grant under the 1996 Plan.

Underwriters' Warrants

In connection with the Company's initial public offering of common stock in February 1995, the Company granted warrants to purchase 150,000 shares of common stock at $6.60 per share to the underwriters of that public offering. The exercise price of $6.60 per share represented in excess of 110% of the initial public offering price. As of September 30, 1997, all of these warrants were exercisable and none were exercised.

7.     INCOME TAXES:

The provision for income taxes is comprised of the following:

                                                        For the Fiscal Years
                                                         Ended September 30,
                                                    ----------------------------
                                                     1997                1996
                                                    -------             -------
                                                             (in 000s)
     Current:
        Federal                                     $   670             $   558
        State and local                                 223                 197
                                                    -------             -------
                                                        893                 755
                                                    -------             -------
     Deferred:
        Federal                                         153                (400)
        State and local                                  67                (141)
                                                    -------             -------
                                                        220                (541)
                                                    -------             -------
                   Total                            $ 1,113             $   214
                                                    =======             =======

Significant components of deferred tax assets and liabilities are as follows:

                                                            As of September 30,
                                                           --------------------
                                                           1997           1996
                                                           -----          -----
                                                                 (in 000s)
      Non-current deferred tax liability:
         Depreciation                                      $ (96)         $ (29)
                                                           -----          -----

      Current deferred tax assets:
         Accounts receivable                                 101            111
         Inventory                                           320            438
         Accrued liabilities                                --               21
                                                           -----          -----
                                                             421            570
                                                           -----          -----

      Net deferred tax asset                               $ 325          $ 541
                                                           =====          =====

The Company believes that, based upon its consistent history of profitable operations, it is probable that the net deferred tax assets will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                         For the Fiscal Years
                                                          Ended September 30,
                                                          -----------------
                                                          1997         1996
                                                          ----         ----

      U.S. Federal statutory rate                         34.0%        34.0%
      State income taxes, net of Federal benefit           7.5          7.6
      All other, net                                       1.5          2.4
                                                          ----         ----

      Effective income tax rate                           43.0%        44.0%
                                                          ====         ====

8.     COMMITMENTS AND CONTINGENCIES:

Minimum Lease Commitments

The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman. The Company also leases various office equipment. At September 30, 1997, the approximate minimum annual rentals under these leases, which expire in fiscal year 2002, were as follows:
                                     Total
                                (including related           Related
       For the Fiscal Year       Party Commitments)     Party Commitments)
       Ended September 30,                      (in 000s)
       -------------------     ------------------       ------------------
              1998                   $473                   $150
              1999                    483                    150
              2000                    319                    150
              2001                    150                    150
              2002                     62                     62

Total rent expense for all operating leases was $388,000 and $278,000 in fiscal 1997 and 1996, respectively, including $65,000 and none, respectively, paid to the affiliate. The Company's management believes this lease with the affiliate is on terms which approximate fair market value.

Employment Agreements

The Company has entered into various employment agreements with four officers and two other employees of the Company expiring through the end of fiscal 2000, with minimum compensation requirements as follows:

                  For the Fiscal Year
                  Ended September 30,                               (in 000s)
                  -------------------                               ---------

                         1998                                          $609
                         1999                                           411
                         2000                                            54

Litigation

There are various claims, lawsuits and disputes with third parties against the Company incident to the operation of its business. It is the opinion of management and its counsel that their ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.