Form 10QSB
period 1997-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1998-02-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period
 ended December 31, 1997                            Commission File No. 0-25148


                        Global Payment Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              11-2974651
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)



20 East Sunrise Highway, Suite 201, Valley Stream, New York            11581
         (Address of principal executive offices)                    (Zip Code)


                                 (516) 256-1000
                (Issuer's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___




Shares of Common Stock outstanding on February 11, 1998                5,506,500

                        Global Payment Technologies, Inc.

                                      Index



PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
  Item 1.  Financial Statements

     Balance Sheets - December 31, 1997 and September 30, 1997              3

     Statements of Income -  Three Months ended December 31, 1997
                             and 1996                                       4

     Statements of Cash Flows -  Three Months ended December 31,
                                 1997 and 1996                              5

     Notes to Financial Statements                                        6 - 7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and  Results of Operations                           8 - 9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                 11

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEETS
                                                                       December 31,   September 30,
                                                                          1997           1997
                                                                       ------------   -------------
                                                                       (Dollar amounts in thousands,
                                                                            except share data)
                                                                       (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                           $ 1,416         $ 1,913
    Accounts receivable, less allowance for doubtful accounts
      of $239 and $225, respectively                                      5,356           4,840
    Inventory, less allowance for obsolescence of $776 and
      $742, respectively                                                  5,736           5,120
    Prepaid expenses                                                        146             110
    Deferred income taxes                                                   428             421
                                                                        -------         -------

                  Total current assets                                   13,082          12,404

  Property and equipment, net                                             1,381           1,335

  Investment in unconsolidated affiliates                                   489             355

  Other assets                                                               60              60
                                                                        -------         -------

  Total assets                                                          $15,012         $14,154
                                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                    $ 2,029         $ 2,302
    Accrued expenses and other current liabilities                        1,544           1,230
    Income taxes payable                                                    342             109
                                                                        -------         -------

                  Total current liabilities                               3,915           3,641
                                                                        -------         -------

    Deferred income taxes                                                    96              96
                                                                        -------         -------

    Shareholders' equity:
    Common stock, 20,000,000 shares authorized; $.01 par value,
      5,506,500 and 5,506,200 shares issued and outstanding                  55              55
    Additional paid-in capital                                            7,975           7,974
    Retained earnings                                                     2,971           2,388
                                                                        -------         -------

                  Total shareholders' equity                             11,001          10,417
                                                                        -------         -------

    Total liabilities and shareholders' equity                          $15,012         $14,154
                                                                        =======         =======


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                     Three Months ended Dec. 31,
                                                     ---------------------------
                                                         1997          1996
                                                      ----------    ----------
                                                         (Dollar amounts in
                                                       thousands, except share
                                                         and per share data)

Net sales                                             $    7,686    $    4,681

Cost of sales                                              4,385         3,005
                                                      ----------    ----------

Gross profit                                               3,301         1,676

Operating expenses                                         2,449         1,396
                                                      ----------    ----------

Income from operations                                       852           280

Other income:
  Equity in income of unconsolidated affiliates               57            25
  Interest income, net                                        27            15
                                                      ----------    ----------
Total other income                                            84            40
                                                      ----------    ----------

Income before provision for income taxes                     936           320

Provision for income taxes                                   353           131
                                                      ----------    ----------

Net income                                            $      583    $      189
                                                      ==========    ==========

Net income per share:
    Basic                                             $      .11    $      .03
                                                      ==========    ==========
    Diluted                                           $      .10    $      .03
                                                      ==========    ==========

Common shares used in computing net income
  per share amounts:
    Basic                                              5,506,377     5,500,000
                                                      ==========    ==========
    Diluted                                            5,997,837     5,709,728
                                                      ==========    ==========



The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             Three months ended Dec. 31,
                                                                                   1997       1996
                                                                                 -------    -------

                                                                            (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                     $   583    $   189
                                                                                 -------    -------
  Adjustments to reconcile net income to net cash used in
    operating activities:
       Equity in income of unconsolidated affiliates                                 (57)       (25)
       Depreciation and amortization                                                 150         78
       Provision for losses on accounts receivable                                    39         17
       Provision for inventory obsolescence                                           34          0
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                            (555)       (45)
         Increase in inventory                                                      (650)      (155)
         Increase in prepaid expenses and other assets                               (36)       (38)
         Increase in deferred income taxes                                            (7)       (19)
         (Decrease) increase in accounts payable                                    (273)       336
         Increase (Decrease) in accrued expenses and other current liabilities       314        (55)
         Increase (Decrease) in income taxes payable                                 233       (528)
                                                                                 -------    -------
                  Total adjustments                                                 (808)      (434)
                                                                                 -------    -------

NET CASH USED IN OPERATING ACTIVITIES                                               (225)      (245)
                                                                                 -------    -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals        (196)      (192)
  Investments in unconsolidated affiliates                                           (77)         0
                                                                                 -------    -------

NET CASH USED IN INVESTING ACTIVITIES                                               (273)      (192)
                                                                                 -------    -------

FINANCING ACTIVITIES:
  Issuance of stock upon exercise of stock options                                     1          0
                                                                                 -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1          0
                                                                                 -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (497)      (437)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,913      2,727
                                                                                 -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,416    $ 2,290
                                                                                 =======    =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                       $     0    $     0
                                                                                 =======    =======
  Income taxes                                                                   $   189    $   677
                                                                                 =======    =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                          Notes to Financial Statements
                                December 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1997 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997.


NOTE B - STOCK SPLIT

In August 1997, the Company announced a two-for-one stock split of its Common Stock. This split was effected by a 100% stock dividend on August 18, 1997, the record date. The distribution date was September 4, 1997. All information contained in these financial statements for periods prior thereto has been retroactively restated to give effect to this stock split.

NOTE C - NET INCOME PER COMMON SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share". In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options and stock warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net income per share amounts for the same prior-year periods have been restated to conform to the provisions of SFAS No. 128.

                        Global Payment Technologies, Inc.
                          Notes to Financial Statements
                                December 31, 1997


NOTE C - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                           Three Months Ended
                                                            December 31, 1997
                                                  (In thousands, except per share data)
                                                  -------------------------------------
                                                  Net Income      Shares      Per Share
                                                  (Numerator)  (Denominator)   Amounts
                                                  -----------  -------------   -------
Net income                                           $583
                                                     ----
Basic EPS
Net income attributable to common stock               583      5,506.4      $   .11

Effect of dilutive securities
Stock options and warrants                            --         491.4          .01
                                                     ----      -------      -------

Diluted EPS
Net income attributable to common
stock and assumed option and warrant
exercises                                            $583      5,997.8      $   .10
                                                     ====      =======      =======

                                                           Three Months Ended
                                                            December 31, 1996
                                                  (In thousands, except per share data)
                                                  -------------------------------------
                                                    Net Income    Shares      Per Share
                                                  (Numerator)  (Denominator)   Amounts
                                                  -----------  -------------   -------
Net income                                           $189
                                                     ----

Basic EPS
Net income attributable to common stock               189      5,500.0      $   .03

Effect of dilutive securities
Stock options and warrants                            --         209.7         --
                                                     ----      -------      -------

Diluted EPS
Net income attributable to common
stock and assumed option and warrant
exercises                                            $189      5,709.7      $   .03
                                                     ====      =======      =======

Options to purchase 36,000 shares of common stock in the quarter ended December 31, 1997 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for this period. These options were still outstanding at the end of the period.

                        Global Payment Technologies, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 1997 compared with three months ended December 31, 1996

Sales

Net sales increased by 64.2%, or $3,005,000, to $7,686,000 in the three months ended December 31, 1997 from $4,681,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products primarily in the international gaming industry, as well as gains in product acceptance in the beverage and vending industries.

Gross Profit

Gross profit increased to $3,301,000, or 42.9% of net sales, in the three months ended December 31, 1997 from $1,676,000, or 35.8% of net sales, in the comparative prior year period. The increase in gross profit as a percentage of sales was primarily the result of increased operating efficiencies and reduced product costs.

Operating Expenses

Operating expenses increased to $2,449,000, or 31.9% of net sales, in the three months ended December 31, 1997 from $1,396,000, or 29.8% of net sales, in the comparative prior year period. This increase was, in part, due to continued increased staffing and related payroll costs to support the sales growth in fiscal 1997 as well as support the Company's growth strategy in fiscal 1998 and beyond. The primary reason for the increase in operating expenses is the result of commission expense of $566,000 in the first quarter of fiscal 1998. These commissions were paid to distributors of the Company's products, including certain 50%-owned affiliates providing in-country sales and service in Australia and South Africa.

Net Income

Net income for the quarter was $583,000, or $.10 per share, on a diluted basis, as compared with $189,000, or $.03 per share, on a diluted basis, in the comparative prior year period. The Company owns 50% non-controlling interests in local sales and service organizations in South Africa and Australia and a manufacturing firm in China. Included in the results of operations for the quarters ended December 31, 1997 and 1996 are the Company's share of profits (net of losses) of these affiliates of $57,000 and $25,000, respectively.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities and sales and marketing operations, and make interest payments should the Company decide to utilize borrowings to fund future growth. The Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1998 and beyond.

At December 31, 1997, the Company's cash and cash equivalents were $1,416,000 compared with $1,913,000 at September 30, 1997. On February 6, 1998, the Company renewed its $5,000,000 secured line of credit with The Chase Manhattan Bank. This facility had been upgraded to allow borrowings on an unsecured basis at reduced interest rates and expires on March 31, 1999. Outstanding borrowings will bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. No amounts were outstanding under this or the prior line of credit at December 31, 1997 or at September 30, 1997.

                        Global Payment Technologies, Inc.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in operating activities in the three months ended December 31, 1997 was $225,000. This amount is due to increased inventory of $650,000 and increased accounts receivable of $555,000, offset, in part, by net income for the period, adjusted for non-cash items, of $749,000 and an increase in income taxes payable of $233,000. Net cash used in operating activities in the three months ended December 31, 1996 was $245,000. This amount is due primarily to a decrease in income taxes payable of $528,000 and increased inventory of $155,000, offset, in part, by net income for the period, adjusted for non-cash items, of $259,000 and an increase in accounts payable and accrued expenses of $281,000.

Cash used in investing activities for the three months ended December 31, 1997 amounted to $273,000 as compared with $192,000 in the prior year period. Investments in property and equipment for the quarter ended December 31, 1997 amounted to $196,000 as compared with $192,000 in 1996. In addition, the Company funded its joint ventures with approximately $77,000 in the quarter ended December 31, 1997 in the form of loans.

Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; potential shortages of key parts and/or raw materials; possible risks of product inventory obsolescence; potential difficulties in managing growth; dependence on key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; and other risks described in the Company's Securities and Exchange Commission filings.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit #                           Description

     27                  Financial Data Schedule (1)


----------
     (1)  Filed herewith.


b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                        Global Payment Technologies, Inc.
                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Global Payment Technologies, Inc.


                                        By:  s/ Thomas McNeill
                                             -------------------------------
                                                Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer



Dated: February 12, 1998