Form 10QSB
period 1998-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1998-05-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998     Commission File No. 0-25148


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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |__|



Shares of Common Stock outstanding on May 11, 1998               5,526,300

                        Global Payment Technologies, Inc.

                                      Index


                                                                                    Page Number
                                                                                    -----------
PART  I.  FINANCIAL INFORMATION

                   Balance Sheets - March 31, 1998 and September 30, 1997                 3

                   Statements of Income - Six Months ended March 31, 1998 and 1997        4

                   Statements of Income - Three Months ended March 31, 1998 and 1997      5

                   Statements of Cash Flows - Six Months ended March 31, 1998 and 1997    6

                   Notes to Financial Statements                                         7-8

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                9-11

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders                   12

          Item 6.  Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                               13


                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 BALANCE SHEETS

                                                                 March 31,  September 30,
                                                                   1998        1997
                                                                ----------  ------------
                                                             (Dollar amounts in thousands,
                                                                  except share data)
                                                             (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                      $1,113    $1,913
    Accounts receivable, less allowance for doubtful accounts
      of $275 and $225, respectively                                7,321     4,840
    Inventory, less allowance for obsolescence of $863 and
      $742, respectively                                            7,212     5,120
    Prepaid expenses                                                  185       110
    Deferred income taxes                                             464       421
                                                                  -------   -------

                  Total current assets                             16,295    12,404

  Property and equipment, net                                       1,618     1,335

  Investment in unconsolidated affiliates                             551       355

  Other assets                                                         60        60
                                                                  -------   -------

  Total assets                                                    $18,524   $14,154
                                                                  =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                               $3,282    $2,302
    Accrued expenses and other current liabilities                  2,159     1,230
    Income taxes payable                                               86       109
    Note payable to bank                                            1,000        --
                                                                  -------   -------

                  Total current liabilities                         6,527     3,641
                                                                  -------   -------

    Deferred income taxes                                              80        96
                                                                  -------   -------

    Shareholders' equity:
    Common stock, 20,000,000 shares authorized; $.01 par value,
     5,526,200 and 5,506,200 shares issued and outstanding             55        55
    Additional paid-in capital                                      8,097     7,974
    Retained earnings                                               3,765     2,388
                                                                  -------   -------

                  Total shareholders' equity                       11,917    10,417
                                                                  -------   -------

    Total liabilities and shareholders' equity                    $18,524   $14,154
                                                                  =======   =======

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Six Months ended March 31,
                                                                   1998          1997
                                                                 --------       -------
                                                             (Dollar amounts in thousands,
                                                           except share and per share data)
Net sales                                                       $   17,853   $   10,000

Cost of sales                                                       10,275        6,412
                                                                ----------   ----------

Gross profit                                                         7,578        3,588

Operating expenses                                                   5,408        2,890
                                                                ----------   ----------

Income from operations                                               2,170          698

Other income:
  Equity in income of unconsolidated affiliates                         73           13
  Interest income, net                                                  30           24
                                                                ----------   ----------
Total other income                                                     103           37
                                                                ----------   ----------
Income before provision for income taxes                             2,273          735

Provision for income taxes                                             896          319
                                                                ----------   ----------

Net income                                                      $    1,377   $      416
                                                                ==========   ==========

Net income per share:
    Basic                                                       $      .25   $      .08
                                                                ==========   ==========
    Diluted                                                     $      .23   $      .07
                                                                ==========   ==========

Common shares used in computing net income per share amounts:
    Basic                                                        5,507,720    5,500,000
                                                                ==========   ==========
    Diluted                                                      6,005,825    5,717,660
                                                                ==========   ==========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Three Months ended March 31,
                                                                    1998           1997
                                                                   -------        -------
                                                                (Dollar amounts in thousands,
                                                               except share and per share data)
Net sales                                                       $    10,167   $     5,319

Cost of sales                                                         5,890         3,407
                                                                -----------   -----------
Gross profit                                                          4,277         1,912

Operating expenses                                                    2,959         1,495
                                                                -----------   -----------
Income from operations                                                1,318           417
                                                                -----------   -----------
Other income (expense):
  Equity in income (loss) of unconsolidated affiliates                   16           (12)
  Interest income, net                                                    3             9
                                                                -----------   -----------
Total other income (expense)                                             19            (3)
                                                                -----------   -----------
Income before provision for income taxes                              1,337           414

Provision for income taxes                                              543           187
                                                                -----------   -----------

Net income                                                      $       794   $       227
                                                                ===========   ===========

Net income per share:
    Basic                                                       $       .14   $       .04
                                                                ===========   ===========
    Diluted                                                     $       .13   $       .04
                                                                ===========   ===========

Common shares used in computing net income per share amounts:
    Basic                                                         5,509,093     5,500,000
                                                                ===========   ===========
    Diluted                                                       6,013,843     5,725,592
                                                                ===========   ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Six months ended March 31,
                                                                                  1998       1997
                                                                                --------   --------
                                                                            (Dollar amounts in thousands)
OPERATING ACTIVITIES:

  Net income                                                                   $ 1,377    $   416
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Equity in income of unconsolidated affiliates                               (73)       (13)
       Depreciation and amortization                                               299        162
       Provision for losses on accounts receivable                                  79         12
       Provision for inventory obsolescence                                        129         --
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                             (2,560)     1,098
         Increase in inventory                                                  (2,221)    (1,753)
         Increase in prepaid expenses and other assets                             (75)       (47)
         (Increase) decrease in deferred income taxes                              (59)        25
         Increase in accounts payable                                              980        390
         Increase in accrued expenses and other current liabilities                929        309
         Decrease in income taxes payable                                          (23)      (597)
                                                                               -------    -------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (1,218)         2
                                                                               -------    -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals      (582)      (282)
  Investments in unconsolidated affiliates                                        (123)       (60)
                                                                               -------    -------

NET CASH USED IN INVESTING ACTIVITIES                                             (705)      (342)
                                                                               -------    -------

FINANCING ACTIVITIES:
  Proceeds from note payable to bank                                             1,000         --
  Issuance of stock upon exercise of stock options and warrants                    123         --
                                                                               -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,123         --
                                                                               -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (800)      (340)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,913      2,727
                                                                               -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 1,113    $ 2,387
                                                                               =======    =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                     $     4    $    --
                                                                               =======    =======
  Income taxes                                                                 $ 1,041    $   470
                                                                               =======    =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                          Notes to Financial Statements
                                 March 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1997 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six-month and three-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.


NOTE B - STOCK SPLIT

In August 1997, the Company announced a two-for-one stock split of its Common Stock. This split was effected by a 100% stock dividend, which was distributed on September 4, 1997. All information contained in these financial statements for periods prior thereto has been retroactively restated to give effect to this stock split.

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

                        Global Payment Technologies, Inc.
                          Notes to Financial Statements
                                 March 31, 1998

NOTE C - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                         Six Months Ended                      Six Months Ended
                                                          March 31, 1998                        March 31, 1997
                                              (In thousands, except per share data)  (In thousands, except per share data)
                                              -------------------------------------  -------------------------------------
                                               Net Income     Shares       Per Share  Net Income     Shares      Per Share
                                              (Numerator)  (Denominator)    Amounts  (Numerator)  (Denominator)   Amounts
                                              -----------  -------------    -------   ----------- -------------   -------
Net income                                       $1,377                                $  416
                                                 -------                               ------

Basic EPS
Net income attributable to common stock           1,377       5,507.7       $   .25       416       5,500.0       $   .08
Effect of dilutive securities
Stock options and warrants                           --         498.1           .02        --         217.7           .01
                                                 ------       -------       -------    ------       -------       -------

Diluted EPS
Net income attributable to common
stock and assumed option and warrant
exercises                                        $1,377       6,005.8       $   .23    $  416       5,717.7       $   .07
                                                 ======       =======       =======    ======       =======       =======


                                                        Three Months Ended                    Three Months Ended
                                                          March 31, 1998                        March 31, 1997
                                              (In thousands, except per share data)  (In thousands, except per share data)
                                              -------------------------------------  -------------------------------------
                                               Net Income     Shares       Per Share  Net Income     Shares      Per Share
                                              (Numerator)  (Denominator)    Amounts  (Numerator)  (Denominator)   Amounts
                                              -----------  -------------    -------   ----------- -------------   -------
Net income                                       $  794                                  $227
                                                 ------                                  ----
Basic EPS
Net income attributable to common stock             794       5,509.1       $   .14       227       5,500.0       $   .04

Effect of dilutive securities
Stock options and warrants                           --         504.7           .01        --         225.6            --
                                                 ------       -------        ------      ----       -------        ------


Diluted EPS
Net income attributable to common
stock and assumed option and warrant
exercises                                        $  794       6,013.8       $   .13      $227       5,725.6       $   .04
                                                 ======       =======       =======      ====       =======       =======


Options to purchase 42,500 shares of common stock in the six months and three months ended March 31, 1998, and options and warrants to purchase 230,000 shares of common stock in the six months and three months ended March 31,1997, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options and warrants were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended March 31, 1998 compared with six months ended March 31, 1997

Sales
Net sales increased by 78.5%, or $7,853,000, to $17,853,000 in the six months ended March 31, 1998 from $10,000,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry, particularly in Australia, as well as progress in penetrating the international beverage and vending market.

Gross Profit
Gross profit increased to $7,578,000, or 42.4% of net sales, in the six months ended March 31, 1998 from $3,588,000, or 35.9% of net sales, in the comparative prior year period. The increase in gross profit as a percentage of sales was primarily the result of increased operating efficiencies and reduced product costs.

Operating Expenses
Operating expenses increased to $5,408,000, or 30.3% of net sales, in the six months ended March 31, 1998 from $2,890,000, or 28.9% of net sales, in the comparative prior year period. The primary reason for the increase in operating expenses was the result of increased commission expense of $1,263,000 paid to distributors of the Company's products, including certain 50%-owned affiliates providing in-country sales and service in Australia and South Africa. In addition, the Company incurred increased staffing and related payroll costs to support its growth strategy planned for fiscal 1998 and beyond.

Net Income
Net income for the six months ended March 31, 1998 was $1,377,000, or $.23 per share, on a diluted basis, as compared with $416,000, or $.07 per share, on a diluted basis, in the comparative prior year period. The Company owns 50% non-controlling interests in local sales and service organizations in South Africa and Australia and a manufacturing firm in China. Included in the results of operations for the six months ended March 31, 1998 and 1997 are the Company's share of profits (net of losses) of these affiliates of $73,000 and $13,000, respectively.

Three months ended March 31, 1998 compared with three months ended March 31,
1997

Sales
Net sales increased by 91.1%, or $4,848,000, to $10,167,000 in the three months ended March 31, 1998 from $5,319,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry, particularly in Australia, as well as progress in penetrating the international beverage and vending market.

Gross Profit
Gross profit increased to $4,277,000, or 42.1% of net sales, in the three months ended March 31, 1998 from $1,912,000, or 35.9% of net sales, in the comparative prior year period. The increase in gross profit as a percentage of sales was primarily the result of increased operating efficiencies and reduced product costs.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating Expenses
Operating expenses increased to $2,959,000, or 29.1% of net sales, in the three months ended March 31, 1998 from $1,495,000, or 28.1% of net sales, in the comparative prior year period. The primary reason for the increase in operating expenses was the result of increased commission expense of $755,000 paid to distributors of the Company's products, including certain 50%-owned affiliates providing in-country sales and service in Australia and South Africa. In addition, the Company incurred increased staffing and related payroll costs to support its growth strategy in fiscal 1998 and beyond.

Net Income
Net income for the quarter was $794,000, or $.13 per share, on a diluted basis, as compared with $227,000, or $.04 per share, on a diluted basis, in the comparative prior year period. The Company owns 50% non-controlling interests in local sales and service organizations in South Africa and Australia and a manufacturing firm in China. Included in the results of operations for the three months ended March 31, 1998 and 1997 are the Company's share of net profits (net losses) of these affiliates of $16,000 and ($12,000), respectively.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities and sales and marketing operations, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1998 and beyond.

At March 31, 1998, the Company's cash and cash equivalents were $1,113,000 compared with $1,913,000 at September 30, 1997. On February 6, 1998, the Company renewed its $5,000,000 line of credit with The Chase Manhattan Bank. This facility allows for borrowings on an unsecured basis and expires on March 31, 1999. Outstanding borrowings will bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of March 31, 1998, $1,000,000 was outstanding under this line of credit.

Net cash used in operating activities was $1,218,000 in the six months ended March 31, 1998. This amount is due to increased inventory of $2,221,000 and increased accounts receivable of $2,560,000, offset, in part, by net income for the period, adjusted for non-cash items, of $1,811,000 and an increase in accounts payable and accrued expenses and other current liabilities of $980,000 and $929,000, respectively. Net cash provided by operating activities was $2,000 in the six months ended March 31, 1997. This cash provided by operations was primarily attributable to net income for the period, adjusted for non-cash items, of $577,000, decreased accounts receivable of $1,098,000 and increased accounts payable and accrued expenses of $699,000, offset by an increase in inventory of $1,753,000 and a decrease in income taxes payable of $597,000.

Cash used in investing activities for the six months ended March 31, 1998 amounted to $705,000 as compared with $342,000 in the prior year period. Investments in property and equipment for the six months ended March 31, 1998 amounted to $582,000 as compared with $282,000 in 1997. In addition, the Company loaned its joint ventures approximately $123,000 and $60,000 for the six months ended March 31, 1998 and 1997, respectively. These loans have been added to the investment in unconsolidated affiliates as a result of the terms of the related agreements.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)

Cash provided by financing activities in the six months ended March 31, 1998 was related primarily to bank borrowings of $1,000,000 for working capital needs to fund the growth of the Company, as well as proceeds of $123,000 received from the exercise of stock options and warrants.




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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 1998 Annual Meeting of Stockholders held on March 10, 1998, stockholders:

(a) Elected the following persons to serve as directors of the Company, by the following votes:

                               For          Withheld
                               ---          --------
Stephen Katz                5,455,222          50
William H. Wood             5,453,222       2,050
Edward Seidenberg           5,455,222          50
Henry B. Ellis              5,455,222          50
Richard E. Gerzof           5,455,222          50
Martin H. Kern              5,455,222          50

(b) Approved an amendment to the Company's By-laws to provide for a classified Board of Directors, by the following vote:

                     For:                   2,991,129
                     Against:                  31,230
                     Abstained:                28,150
                     Broker Non-Votes       2,404,763

(c) Approved an amendment to th e Company's 1994 Stock Option Plan to limit the number of shares for which options may be granted to any one individual in any fiscal year to 200,000, by the following vote:

                     For:                   5,428,642
                     Against:                   9,600
                     Abstained:                17,030
                     Broker Non-Votes               0

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit #                  Description
     ---------      ----------------------------------------

        27          Financial Data Schedule (1)

----------
     (1) Filed herewith.


b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                        Global Payment Technologies, Inc.
                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Global Payment Technologies, Inc.


                                         By:  s/ Thomas McNeill
                                              -----------------
                                         Vice President,
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Dated:  May 12, 1998