Form 10QSB
period 1998-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1998-08-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998         Commission File No. 0-25148


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


Shares of Common Stock outstanding on August 11, 1998  5,570,100

                        Global Payment Technologies, Inc.

                                      Index


PART  I.  FINANCIAL INFORMATION

                                                                                Page Number
                                                                                -----------
Item 1.  Financial Statements

         Balance Sheets - June 30, 1998 and September 30, 1997                        3

         Statements of Income - Nine Months ended June 30, 1998 and 1997              4

         Statements of Income - Three Months ended June 30, 1998 and 1997             5

         Statements of Cash Flows - Nine Months ended June 30, 1998 and 1997          6

         Notes to Financial Statements                                            7 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          10 - 12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                            13

SIGNATURES                                                                           14

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                                             June 30,          September 30,
                                                                               1998                1997
                                                                             --------          -------------
                                                                              (Dollar amounts in thousands,
                                                                                   except  share data)
                                                                             (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $994              $1,913
    Accounts receivable, less allowance for doubtful accounts
      of $308 and $225, respectively                                            8,212               4,840
    Inventory, less allowance for obsolescence of $934 and
      $742, respectively                                                        9,519               5,120
    Prepaid expenses                                                              174                 110
    Deferred income taxes                                                         464                 421
                                                                              -------             -------
                  Total current assets                                         19,363              12,404
  Property and equipment, net                                                   1,646               1,335
  Investment in unconsolidated affiliates                                         537                 355
  Other assets                                                                     60                  60
                                                                              -------             -------
  Total assets                                                                $21,606             $14,154
                                                                              =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                           $2,993              $2,302
    Accrued expenses and other current liabilities                              2,695               1,230
    Income taxes payable                                                          346                 109
    Note payable to bank                                                        2,500                --
                                                                              -------             -------
                  Total current liabilities                                     8,534               3,641
                                                                              -------             -------
    Deferred income taxes                                                          80                  96
                                                                              -------             -------
    Shareholders' equity:
    Common stock, 20,000,000 shares authorized; $.01 par value,
      5,529,700 and 5,506,200 shares issued and outstanding                        55                  55
    Additional paid-in capital                                                  8,103               7,974
    Retained earnings                                                           4,834               2,388
                                                                              -------             -------
                  Total shareholders' equity                                   12,992              10,417
                                                                              -------             -------
    Total liabilities and shareholders' equity                                $21,606             $14,154
                                                                              =======             =======

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                           Nine Months ended June 30,
                                                           --------------------------
                                                               1998          1997
                                                           -----------   -----------
                                                           (Dollar amounts in thousands,
                                                          except share and per share data)
Net sales                                                      $28,381       $16,376
Cost of sales                                                   16,362        10,321
                                                           -----------   -----------
Gross profit                                                    12,019         6,055
Operating expenses                                               8,484         4,415
                                                           -----------   -----------
Income from operations                                           3,535         1,640
Other income:
  Equity in income (loss) of unconsolidated affiliates             137           (17)
  Gain on sale of investment in unconsolidated affiliate           385            --
  Interest income, net                                              --            29
                                                           -----------   -----------
Total other income                                                 522            12
                                                           -----------   -----------
Income before provision for income taxes                         4,057         1,652
Provision for income taxes                                       1,611           736
                                                           -----------   -----------
Net income                                                      $2,446          $916
                                                           ===========   ===========
Net income per share:
    Basic                                                         $.44          $.17
                                                           ===========   ===========
    Diluted                                                       $.41          $.16
                                                           ===========   ===========
Common shares used in computing net income per share amounts:
    Basic                                                    5,514,025     5,500,000
                                                           ===========   ===========
    Diluted                                                  6,022,255     5,726,588
                                                           ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                           Three Months ended June 30,
                                                           ---------------------------
                                                              1998            1997
                                                           -----------    -----------
                                                           (Dollar amounts in thousands,
                                                          except share and per share data)
Net sales                                                      $10,528         $6,376
Cost of sales                                                    6,086          3,910
                                                           -----------    -----------
Gross profit                                                     4,442          2,466
Operating expenses                                               3,077          1,524
                                                           -----------    -----------
Income from operations                                           1,365            942
                                                           -----------    -----------
Other income (expense):
  Equity in income (loss) of unconsolidated affiliates              64            (30)
  Gain on sale of investment in unconsolidated affiliate           385             --
  Interest (expense) income, net                                   (30)             5
                                                           -----------    -----------
Total other income (expense)                                       419            (25)
                                                           -----------    -----------
Income before provision for income taxes                         1,784            917
Provision for income taxes                                         715            417
                                                           -----------    -----------
Net income                                                      $1,069           $500
                                                           ===========    ===========
Net income per share:
    Basic                                                         $.19           $.09
                                                           ===========    ===========
    Diluted                                                       $.18           $.09
                                                           ===========    ===========
Common shares used in computing net income per share amounts:
    Basic                                                    5,526,636      5,500,000
                                                           ===========    ===========
    Diluted                                                  6,054,475      5,744,442
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Nine months ended June 30,
                                                                   --------------------------
                                                                       1998        1997
                                                                      -------    -------
                                                                 (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                           $2,446       $916
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in (income) loss of unconsolidated affiliates              (137)        17
       Depreciation and amortization                                      448        250
       Provision for losses on accounts receivable                        122         12
       Provision for inventory obsolescence                               225         25
       Changes in operating assets and liabilities:
         Increase in accounts receivable                               (3,494)    (1,166)
         Increase in inventory                                         (4,624)    (1,778)
         (Increase) decrease in prepaid expenses and other assets         (64)        21
         (Increase) decrease in deferred income taxes                     (59)       111
         Increase in accounts payable                                     691        670
         Increase in accrued expenses and other current liabilities     1,465        634
         Increase (decrease) in income taxes payable                      237       (425)
                                                                      -------    -------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,744)      (713)
                                                                      -------    -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment,
  net of proceeds from disposals                                         (759)      (593)
  Investments in unconsolidated affiliates                                (45)      (247)
                                                                      -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                    (804)      (840)
                                                                      -------    -------
FINANCING ACTIVITIES:
  Proceeds from note payable to bank                                    2,500         --
  Issuance of stock upon exercise of stock options and warrants           129         --
                                                                      -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,629         --
                                                                      -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (919)    (1,553)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,913      2,727
                                                                      -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $994     $1,174
                                                                      =======    =======
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                $38    $    --
                                                                      =======    =======
  Income taxes                                                         $1,491     $1,050
                                                                      =======    =======


   The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                          Notes to Financial Statements
                                  June 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1997 balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine-month and three-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

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

                        Global Payment Technologies, Inc.
                    Notes to Financial Statements (continued)
                                  June 30, 1998

NOTE C - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                            Nine Months Ended                          Nine Months Ended
                                                              June 30, 1998                              June 30, 1997
                                                   (In thousands, except per share data)     (In thousands, except per share data)
                                                  ---------------------------------------  -----------------------------------------
                                                  Net Income        Shares      Per Share  Net Income       Shares        Per Share
                                                  (Numerator)    (Denominator)   Amounts   (Numerator)   (Denominator)     Amounts
                                                  -----------    -------------   -------   -----------   -------------     -------
Net income                                          $2,446                                      $916
                                                    ------                                      ----
Basic EPS
Net income attributable to common stock              2,446         5,514.0          $.44         916         5,500.0          $.17
Effect of dilutive securities
Stock options and warrants                              --           508.3           .03          --           226.6           .01
                                                    ------         -------          ----        ----         -------          ----

Diluted EPS
Net income attributable to common
stock and assumed option and warrant
exercises                                           $2,446         6,022.3          $.41        $916         5,726.6          $.16
                                                    ======         =======          ====        ====         =======          ====

                                                            Three Months Ended                          Three Months Ended
                                                              June 30, 1998                              June 30, 1997
                                                   (In thousands, except per share data)     (In thousands, except per share data)
                                                  ---------------------------------------  -----------------------------------------
                                                  Net Income        Shares      Per Share  Net Income       Shares        Per Share
                                                  (Numerator)    (Denominator)   Amounts   (Numerator)   (Denominator)     Amounts
                                                  -----------    -------------   -------   -----------   -------------     -------
Net income                                          $1,069                                      $500
                                                    ------                                      ----
Basic EPS
Net income attributable to common stock              1,069         5,526.6          $.19         500         5,500.0          $.09

Effect of dilutive securities
Stock options and warrants                              --           527.9           .01          --           244.4            --
                                                    ------         -------          ----        ----         -------          ----
Diluted EPS
Net income attributable to common
stock and assumed option and warrant
exercises                                           $1,069         6,054.5          $.18        $500         5,744.4          $.09
                                                    ======         =======          ====        ====         =======          ====

Options to purchase 44,000 shares of Common Stock in the nine months and three months ended June 30, 1998, and warrants to purchase 150,000 shares of Common Stock in the nine months and three months ended June 30,1997, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options and warrants were still outstanding at the end of the related periods.

NOTE D - GAIN ON SALE OF INVESTMENT IN UNCONSOLIDATED AFFILIATE

On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in the Company's unconsolidated South African affiliate ("GPT-SA"). Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPT-SA's founding shareholders) as well as additional shares directly from GPT-SA. The Company recognized a pre-tax gain of $385,000, resulting in an after-tax gain of $225,000, on the transaction and its ownership of GPT-SA has been reduced from 50% to 33%.

                        Global Payment Technologies, Inc.
                    Notes to Financial Statements (Continued)

NOTE E- RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months ended June 30, 1998 compared with nine months ended June 30, 1997
-----------------------------------------------------------------------------
Sales
Net sales increased by 73.3%, or $12,005,000, to $28,381,000 in the nine months ended June 30, 1998 from $16,376,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry, particularly in Australia, as well as progress in penetrating the international beverage and vending market.

Gross Profit
Gross profit increased to $12,019,000, or 42.3% of net sales, in the nine months ended June 30, 1998 from $6,055,000, or 37.0% of net sales, in the comparative prior year period. The increase in gross profit as a percentage of sales was primarily the result of increased operating efficiencies as a result of longer production runs and reduced product costs from volume purchase arrangements.

Operating Expenses
Operating expenses increased to $8,484,000, or 29.9% of net sales, in the nine months ended June 30, 1998 from $4,415,000, or 27.0% of net sales, in the comparative prior year period. The primary reason for the increase in operating expenses was the result of increased sales commission expense of $2,133,000 paid to distributors of the Company's products, including certain unconsolidated affiliates providing in-country sales and service in Australia and South Africa. Excluding the effect of these commissions, which the Company expects will continue, operating expenses as a percentage of sales were 21.8% in 1998 as compared with 27.0% in 1997. In addition, the Company incurred increased staffing and related payroll costs to support its growth strategy planned for fiscal 1998 and beyond.

Net Income
Net income for the nine months ended June 30, 1998 was $2,446,000, or $.41 per share, on a diluted basis, as compared with $916,000, or $.16 per share, on a diluted basis, in the comparative prior year period. During the nine months ended June 30, 1998, the Company recognized an after-tax gain of $225,000, or $.04 per share, which was the result of the sale of a portion of the Company's equity interest in its South African affiliate ("GPT-SA") (See Note D). The Company now owns a one-third interest in GPT-SA and 50% non-controlling interests in a local sales and service organization in Australia and a manufacturing firm in China. Included in the results of operations for the nine months ended June 30, 1998 and 1997 are the Company's share of profits (net of losses) of these affiliates of $137,000 and ($17,000), respectively.

Three months ended June 30, 1998 compared with three months ended June 30, 1997
-------------------------------------------------------------------------------
Sales
Net sales increased by 65.1%, or $4,152,000, to $10,528,000 in the three months ended June 30, 1998 from $6,376,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry as well as progress in penetrating the international beverage and vending market.

Gross Profit
Gross profit increased to $4,442,000, or 42.2% of net sales, in the three months ended June 30, 1998 from $2,466,000, or 38.7% of net sales, in the comparative prior year period. The increase in gross profit as a percentage of sales was primarily the result of increased operating efficiencies as a result of longer production runs and reduced product costs from volume purchase arrangements.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses
Operating expenses increased to $3,077,000, or 29.2% of net sales, in the three months ended June 30, 1998 from $1,524,000, or 23.9% of net sales, in the comparative prior year period. The primary reason for the increase in operating expenses was the result of increased sales commission expense of $871,000 paid to distributors of the Company's products, including certain unconsolidated affiliates providing in-country sales and service in Australia and South Africa. Excluding the effect of these commissions, which the Company expects will continue, operating expenses as a percentage of sales were 20.5% in 1998 as compared to 23.9% in 1997. In addition, the Company incurred increased staffing and related payroll costs to support its growth strategy in fiscal 1998 and beyond.

Net Income
Net income for the quarter was $1,069,000, or $.18 per share, on a diluted basis, as compared with $500,000, or $.09 per share, on a diluted basis, in the comparative prior year period. During the three months ended June 30, 1998, the Company recognized an after-tax gain of $225,000, or $.04 per share, which was the result of the sale of a portion of the Company's equity interest in GPT-SA (See Note D). The Company now owns a one-third interest in GPT-SA and 50% non-controlling interests in a local sales and service organization in Australia and a manufacturing firm in China. Included in the results of operations for the three months ended June 30, 1998 and 1997 are the Company's share of net profits (net losses) of these affiliates of $64,000 and ($30,000), respectively.

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

At June 30, 1998, the Company's cash and cash equivalents were $994,000 compared with $1,913,000 at September 30, 1997. On February 6, 1998, the Company renewed its $5,000,000 line of credit with The Chase Manhattan Bank. This facility allows for borrowings on an unsecured basis and expires on March 31, 1999. Outstanding borrowings will bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of June 30, 1998, $2,500,000 was outstanding under this line of credit.

Net cash used in operating activities was $2,744,000 in the nine months ended June 30, 1998. This amount is due to increased inventory of $4,624,000 and increased accounts receivable of $3,494,000, offset, in part, by net income for the period, adjusted for non-cash items, of $3,104,000, an increase in accrued expenses and other current liabilities of $1,465,000 and an increase in accounts payable of $691,000. Net cash used in operating activities was $713,000 in the nine months ended June 30, 1997. This amount was due to increased inventory of $1,778,000, increased accounts receivable of $1,166,000 and decreased income taxes payable of $425,000, offset, in part, by net income for the period, adjusted for non-cash items, of $1,220,000, an increase in accrued expenses and other current liabilities of $634,000 and an increase in accounts payable of $670,000.

Cash used in investing activities in the nine months ended June 30, 1998 amounted to $804,000 as compared with $840,000 in the prior year period. Investments in property and equipment in the nine months ended June 30, 1998 amounted to $759,000 as compared with $593,000 in 1997. In addition, the Company loaned its joint ventures approximately $45,000 and $247,000 in the nine months ended June 30, 1998 and 1997, respectively. These loans have been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)

Cash provided by financing activities in the nine months ended June 30, 1998 consisted of bank borrowings of $2,500,000 for working capital needs to fund the growth of the Company and proceeds of $129,000 received from the exercise of stock options and warrants.

Year 2000:

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company has formed a senior management team to develop a comprehensive plan to address the year 2000 issues. A significant amount of analysis has been completed and the Company continues to assess and thus far believes, based upon its internal review and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the year 2000 will not have a material effect on the Company's results of operations or financial position.

Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; and other risks described in the Company's Securities and Exchange Commission filings.

                        Global Payment Technologies, Inc.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit #                        Description
     ---------                        -----------

     10.11 Supplier agreement dated May 14, 1998 between Global Payment Technologies, Inc. and Aristocrat Leisure Industries Pty Ltd (1) (2)

     27     Financial Data Schedule (1)

----------
     (1)  Filed herewith.

     (2) The Company has applied for Confidential Treatment for portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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


                                          Global Payment Technologies, Inc.


                                          By:  /s/ Thomas McNeill
                                               -------------------------------
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer



Dated:  August 14, 1998