Form 10KSB
period 1998-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1998-12-29
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
Mark One

 [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 1998

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

                     Common Stock, par value $.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [__X__]    No [_____]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     For the fiscal year ended September 30, 1998, the net sales of the registrant were $39.388 million.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on December 21, 1998, was approximately $31,778,000.

     As of December 21, 1998, the registrant had a total of 5,365,100 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the year ended September 30, 1998 are incorporated by reference into Part III.

Transitional Small Business Disclosure format (Check one): Yes [___] No [_X_]

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

The Company designs and manufactures currency validation systems including paper currency validators and related paper currency stackers, and sells its products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming machines, and beverage and vending machines, which dispense products, services, coinage and other currencies. Note stackers are sold with most validators and are designed to store validated paper currency and, in some cases, record and store information on contents, usually in secure removable cassettes. Although the Company knows of no commercially available validator that is counterfeit-currency-proof, the Company's validators and stackers offer significant protection against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. The Company's validators are adaptable to a wide variety of original equipment manufacturer ("OEM") applications and have been engineered into the design of most major gaming and numerous beverage and vending machines sold worldwide. The Company's products offer a highly competitive level of performance and are designed to provide ease of maintenance and repair.

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, Global Payment Technologies South Africa Pty. Ltd. ("GPT-SA"), which on July 3, 1998, changed its name to Global Payment Technology Holdings (Proprietary) Limited. This entity is responsible for sales and service of the Company's products in the South African region on an exclusive basis. On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPT-SA. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPT-SA's founding shareholders), as well as additional shares directly from GPT-SA, which reduced the Company's ownership of GPT-SA from 50% to 33%.

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate, Hangzhou CBV Plastics Corp. Ltd. This entity manufactures plastic and metal components, some of which are used by the Company in its production.

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty. Ltd. This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis.

In June 1998, the Company formed Global Payment Technologies (Europe) Limited ("GPT-Europe"), which is based in the United Kingdom and is responsible for sales and service for the Company's products in Europe. GPT-Europe purchased the assets and assumed the liabilities of Global Payment Technologies (U.K.) Ltd. ("GPT-UK"), the Company's prior independent European distributor, as of February 28, 1998. The Company, through a capital contribution of $76,000, owns 70% of GPT-Europe, with the remaining 30% owned by GPT-Europe's operations manager, a former principal of GPT-UK.

Background and History

In the 1980s, a general trend developed with respect to an increase in the incorporation of paper currency validators in a large number of beverage, food and novelty vending machines that offered primarily low-priced items. During the 1990s, subsequent technological improvements in the sensory capabilities of validators created the ability to process high volumes of larger denomination notes, which led to the extensive use of validators in many new applications including casino gaming machines, lottery ticket dispensing devices and postage, transportation, parking and vending machines. This trend accelerated during the 1990s as a result of the overall growth in the worldwide gaming and beverage and vending industries.

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to $16.7 million in fiscal 1996, to $23.9 million in fiscal 1997 and to $39.4 million in fiscal 1998. Prior to January 1993, the Company's marketing efforts were directed primarily toward domestic distribution and end-users that focused on the replacement and retrofit markets for validators in amusement and gaming machines. Commencing in January 1993, the Company began to focus its marketing efforts on OEMs of gaming machines and automated vending machines that dispense beverages, telephone cards and postage stamps. In addition, since January 1993, the Company has progressively increased its marketing efforts to the international market for currency validation systems, in particular targeting the international gaming industry. The Company's international sales amounted to approximately 84% of net sales in fiscal 1998 and 73% of net sales in fiscal 1997. Management believes the international market for currency validation systems may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity. However, the Company has been able to increase its presence in the domestic gaming market as a result of increased domestic activity by certain of the Company's international customers.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors, who focus primarily on the broader, higher-volume market using standardized product configurations. This focus has been effective in the worldwide gaming market and is the "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the Company's competition. The focus of this strategy has and continues to be the creation of an increasing presence in the international gaming industry that continues to gain momentum as markets and customers grow. In 1997, this strategy led to the Company's products being designed into most of the major OEMs' gaming machines. In 1998, this strategy continued to lead to new customers that opted to use the Company's products based on its growing strength internationally and its reputation for working closely to adapt to customers' needs. As a result, the Company now finds itself in the position of gaining additional business based on its acceptance as the currency validation standard for a number of growing markets worldwide, specifically the Australian and South African markets. Additionally, the efforts of establishing a strong international presence have led to growth in the domestic gaming sector as the domestic market is viewed as a primary target for expansion by several of the Company's international customers.

In 1998, the Company expanded its marketing efforts to include the end-users (i.e., casino operators) who purchase machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company also focused on creating business in the retrofit market for certain important gaming venues such as Nevada, where gaining market presence would provide improved visibility and credibility in the domestic market. The expected results of improved recognition were achieved in 1998. In 1999, the Company plans to expand on this strategy by working directly with its customers who market the gaming machine and bill validator products to both domestic and international casino operators as part of an integrated package. By marketing directly to the end-users in conjunction with the OEMs, the Company's products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by competitive currency validators. At the same time, this strategy allows the Company's products to demonstrate the high performance and quality achieved in other worldwide markets. This team effort will include the marketing of the product, as well as on-site training to allow the end-users to quickly become comfortable with the technology, features and functions of the product.

In 1997, the Company announced the creation of a new division to focus additional sales and marketing efforts on the beverage and vending industry, where the Company's market presence has been limited. The Company's strategy in the large worldwide beverage and vending industry has been and will continue to be the same "niche" effort that has been successful in the gaming marketplace. The Company has focused on creating relationships with the major OEMs and end-user customers in this industry segment in emerging international markets. By working with both the OEMs and end-users to adapt the products to meet their needs, the Company is beginning to create a growing presence in the beverage and vending market with its current product lines. This flexibility to adapt the Company's products to meet the customers' needs has led to a successful product launch in Russia during 1998, and this strategy will continue to be used to develop particular areas such as the emerging markets in Eastern Europe and the Pacific Rim. Management believes this strategy will assist in providing the Company with increased visibility and credibility in the overall beverage and vending industry. The Company has recognized the need to develop a product that can more effectively compete in terms of price and features with other validator manufacturers serving these industries. The

Company has placed a high priority on this product development effort and expects to begin field trials during the fourth quarter of calendar 1999.

The Company's revenue growth is due, in large part, to its focus on the customer, as well as on the development of products that utilize leading edge features that add value to the gaming and beverage and vending industries. This strategy will be further expanded upon with the release and trials of the newest generation products in calendar 1999. The Company will strive to raise the level of currency acceptance and counterfeit rejection to new standards, in addition to redefining the validator as a "universal payment processor." This will include expanding the ability of the validator to coordinate the processing of payments or transactions through a variety of media, both paper and electronically based.

The Company's overall sales and marketing strategy in both the worldwide gaming and beverage and vending markets is to deliver a high quality product supported by a local sales and service organization in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia with its largest customer, with whom the Company has a supply agreement, and in the South African gaming market where the Company's products are accepted as the industry standard. Also toward this end, during fiscal 1996 and fiscal 1997, the Company established joint ventures that provide local sales and service in both Australia and South Africa and strengthened its distributor relationship in Italy. In addition, during fiscal 1998 the Company formed GPT-Europe, a new 70%-owned entity, to provide local sales and service in Europe. The Company expects to expand its international sales and service capabilities during 1999.

The continued success of the Company may be dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and beverage and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company believes that aspects of its technology and manufacturing expertise - for example, the technology applicable to electro-optical scanning and certain of its patented technologies and proprietary algorithms, may be applicable to products and systems for conducting transactions using forms of currency other than paper. The Company is currently investigating and will continue to investigate such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems.

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $350,000 and $245,000 during fiscal 1998 and fiscal 1997, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications and markets. The Company's new product development efforts are focused on the design of its next generation of validator products, which the Company anticipates will begin field trials in the first quarter of calendar 1999 and will be commercially available in the third quarter of calendar 1999. Later in 1999, the Company plans to introduce a new product model designed specifically to address the requirements of the highly competitive beverage and vending marketplace. These products are intended to allow the Company to increase its overall market penetration and share in the domestic and international marketplace for both the gaming and beverage and vending industries.

The Company's principal products include three basic validator models and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand towards its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 1998, this shift continued and Generation II product line sales accounted for 72% of unit sales. The Generation III product has been designed to be a drop-in replacement for Generation II and it is focused towards bringing new technological features to the marketplace. Once the Generation III product line is commercially available, the Company expects sales to shift from its Generation II product line. The Company believes it has adequately reserved for inventory obsolescence for the anticipated shift in demand from its Generation I products to its Generation II products and will continually assess the adequacy of inventory reserves for the anticipated shift in demand towards its Generation III products.

The Model 125 ("M-125") is the Company's first generation multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving upstack design makes it popular for use in machines where space is at a premium. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 1998, M-125 sales were primarily in vending applications in Italy, helping to grow the Company's presence and credibility in that important European market.

The Model 150 ("M-150") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-150 is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service, Department of Gaming Enforcement ("DGE") and Gaming Laboratories, Inc. ("GLI") approved. Due to the growth and acceptance of the Generation II product line, the M-150 product will begin to be phased out in 1999.

The Company's Generation II product line features several technological advances designed specifically to meet the exacting requirements of the gaming industry. The Generation II line includes the Company's "IDS," "IDUS," "IBS," and "IBSi" validators. The IBSi has been positioned as a replacement for the Company's first generation M-150 validator. Generation II products have been approved by DGE and GLI as well as by a number of U.S. and international test labs.

Generation II validators are offered in a wide variety of configurations which can provide solutions for most worldwide gaming markets, as well as for many beverage and vending markets. Generation II validators can be configured for down-stack applications which allow the note stacker, a security removable cassette, to be reached through a separate front entrance in the gaming machine. Rear stacker configurations are also available. The front section of all Generation II validator units can be opened easily to allow for maintenance, repair or clearance of the currency pathway without violating the integrity of the associated security stacker. Generation II validators offer currency acceptance of notes up to 3.34 inches (85 mm) in width and have enhanced features for gaming and high security applications. These features include a multi-level high security validation process with side-looking sensors, an animated bill runway with "smart visuals" for customer attraction and diagnostics, a user-selectable currency denomination acceptance and an optional bar-code reader for tickets and coupons. The Generation II line also offers a "soft drop analyzer" ("SDA") option. This patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship, which the Company believes is standard for the industry. The Company or its authorized service agents will repair or replace any units which require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranteed as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, South Africa and Europe). In these markets the local sales and service joint venture partners provide warranty labor, while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 1999.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel conducts the Company's primary sales and marketing efforts in both the domestic and international markets. During the latter part of fiscal 1996 and during fiscal 1997, the Company established joint ventures providing local sales and service in the key markets of South Africa and Australia and a Company-owned sales and service office was opened in the important Las Vegas, Nevada market. During fiscal 1998, the Company formed GPT-Europe, a new 70%-owned entity, to provide local sales and service in Europe and acquired the assets and liabilities of its former independent European distributor. The overall sales and service network provides effective international coverage for the Company's products and customers and is an indication of the Company's commitment to providing superior service worldwide.

During fiscal 1998, the Company expanded its "Technical Services" and "Customer Service" groups which were formed in 1997 and allowed the Company to become more customer-focused. During fiscal 1999, the Company anticipates further expansion of the sales and marketing structure to support additional sales opportunities worldwide.

Customer Concentration

During fiscal 1998, the Company's largest customer accounted for approximately 46% of net sales. Net sales to the gaming industry accounted for approximately 81% of the Company's revenues, with the remaining 19% primarily from product applications in the beverage and vending industry. The Company anticipates a further reduction of its dependence on its largest customer and the gaming industry by expanding its customer base and by the introduction of its next generation of validation products for the beverage and vending marketplace.

Manufacturing

Since 1995 the Company's operations have been conducted from a leased facility of 40,000 square feet, which houses the manufacturing and administrative functions in Hauppauge, New York. During fiscal 1997, due to the need for increased production space to meet ongoing and anticipated future sales growth, the Company leased an additional 4,400 square feet of space located adjacent to the existing Hauppauge facility.

The Company's manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for both the electronic components and the final assembled product. Direct control over fabrication and testing permits the Company to shorten its production cycle and protect patented and proprietary technology. During fiscal 1998 the Company significantly improved its overall manufacturing productivity, as measured by a production capacity increase of approximately 48% without adding a production shift. This was achieved by a combination of increased staff as well as improved manufacturing efficiencies. Management believes additional productivity improvements can be realized and will continue to focus the Company's efforts on achieving production efficiencies while maintaining high quality standards for its products and the work environment for its associates. In an effort to meet future increased customer demand, the Company is actively pursuing ways to expand its production capabilities, which could include offshore sub-assembly fabrication.

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

Competition

The market for the Company's products is very competitive and the number of competitors and their product offerings have increased due to the growing worldwide marketplace. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. Additionally, certain of these companies have acquired competitors with synergistic product lines in an effort to offer a more complete solution. Most recently, Coin Controls Limited ("Coin Controls") acquired Ardac, Inc. ("Ardac"), a domestic currency validator manufacturer. Coin Controls had primarily focused on the validation of coins worldwide for the gaming and amusement industries. With the acquisition of Ardac, Coin Controls now has the ability to package its coin mechanism with a currency validator for both the gaming and beverage and vending industries. A similar package concept has been in place with Mars Electronics International ("MEI"), to serve the beverage and vending marketplace. In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coin Acceptors, Inc. ("Coinco"). Accordingly, such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, Ardac, Japan Cash Machines Co., Ltd. ("JCM"), Sanyo, Conlux, Coegis and Cashcode Company, Inc. are recognized competitors in the growing international beverage and vending market.

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, the Company competes for gaming machine business with JCM, MEI and Ardac. In the secondary low-value gaming markets (Award Without Pay), Innovative Technology, Ltd. maintains a significant market share due to its low-cost approach to this market. The Company has focused its marketing efforts on the higher-priced domestic and international gaming validator business and competes on the basis of quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies, as well as a competitive price point.

The Company historically has been more willing to address smaller markets than its larger competitors and expects to encounter increased competition as the markets addressed by its products continue to grow. Also, the Company has been willing to adapt its products to a variety of OEMs, which has allowed it to be flexible to expand when new markets open up to sales. The Company believes that performance, quality and protection against tampering and counterfeit currency are relatively more important, and price relatively less important, as competitive factors in the worldwide gaming marketplace.

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

The Company holds eight U.S. patents as follows: design for "Escrow Box for Coin Operated Machines," Patent #0283518 issued April 22, 1986; "Paper Currency
Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," Patent #4884671 issued December 5, 1989; "Anti-fraud Currency Acceptor," Patent #5259490 issued November 9, 1993; "Bill Accumulating and Stacking Device," Patent #5322275 issued June 21, 1994; "Mechanism for Insuring Alignment of Currency in Currency Validators," Patent #5527031 issued June 18, 1996; "Soft Count Tracking System," Patent #5630755 issued May 5, 1997; "Paper Currency Validator (Side-Looking Sensors)," Patent #5806649 issued September 15, 1998 and "Electrical Switch Connectors," Patent #5842879 issued December 1, 1998. Certain patents cover technology used in the Company's first and second generation validator product lines and the remaining patents cover technology used in certain special models. In addition, the Company has also applied for three additional U.S. patents, the most important of which covers the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned.

In addition to its U.S. patents and pending patent applications, the Company has also applied for patent protection in a large number of international markets. If issued, and if corresponding foreign patents are obtained, the Company believes these patents could provide important protection for certain technological advantages its validators have in international markets. However, the Company believes that it will not be materially and adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. As of this date, the Company has received no foreign patents.

Although the Company has not received any claims asserting infringement of the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in protracted or costly litigation.

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

Employees

On December 17, 1998, the Company had 236 employees, including 6 executives; 19 sales, technical support and customer service representatives; 39 engineers and software developers; 35 materials, quality control and quality assurance personnel; 22 administrative and clerical personnel; and 115 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

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

Item 2.   Description of Property

The Company leases approximately 44,400 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring March 31, 2000, at an annual base rental of approximately $290,000 in fiscal 1998, increasing to approximately $300,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future. The Company leases approximately 6,600 square feet in Valley Stream, New York, for a term expiring February 28, 2002, at an annual base rental of $150,000 increasing annually to approximately $170,000 in the final year of the term. This facility houses the executive, accounting and certain sales functions of the Company. The Company also leases approximately 2,300 square feet in Las Vegas, Nevada, for a term expiring April 30, 2000, at an annual base rental of $19,700 increasing annually to approximately $21,700 in the final year of the term. This facility houses certain sales and service functions of the Company.

Item 3.   Legal Proceedings

The Company is not a defendant in any material legal proceedings. As a part of the Company's strategy for enforcing its patent portfolio, it has commenced a lawsuit against one of its competitors whom it believes has infringed on one of its patents, the outcome of which is not determinable at this time.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

a)   Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 1997 and fiscal 1998.

                                                     Common Stock
                                                  -----------------
          Quarter Ended                           High*        Low*
          -------------                           -----        ----
          December 31, 1996                       5 3/4       4 7/16
          March 31, 1997                          6 5/16      4 3/4
          June 30, 1997                           9 1/2       4 5/16
          September 30, 1997                     12 1/4       7 1/2
          December 31, 1997                      11 7/8       8
          March 31, 1998                         15 1/2       8 1/4
          June 30, 1998                          14 7/8       7 1/4
          September 30, 1998                     11 5/8       4 1/2

          *All prices give retroactive effect to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.

b)   Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 21, 1998, were 1,550 and 66, respectively.

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

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Fiscal year ended September 30, 1998 compared with September 30, 1997

Sales

Net sales for fiscal 1998 increased by 65.0% to $39.388 million as compared with $23.868 million in fiscal 1997. The sales growth in fiscal 1998 is attributable to increased demand for the Company's bill validator products primarily in the international gaming industry. Although sales to the international beverage and vending market represent a relatively small percentage of the Company's overall sales, such sales increased 83% to $6.413 million in 1998. The revenue growth is the result of the Company broadening its customer base, and accordingly, sales to the Company's largest customer, as a percentage of net sales, decreased to 45.7% of net sales in 1998 from 54.0% of net sales in 1997. Net sales to international customers accounted for 83.9% and 72.8% of net sales in fiscal 1998 and 1997, respectively.

Gross Profit

Gross profit increased to $16.375 million, or 41.6% of net sales, in fiscal 1998 as compared with $8.986 million, or 37.6% of net sales, in the prior year period. The increase in gross profit as a percentage of net sales was primarily attributable to increased operating efficiencies due to longer production runs and reduced product costs resulting from volume purchase arrangements. During the fourth quarter of fiscal 1998, the Company initiated selling directly to its Australian affiliate which subsequently sells the Company's products into the Australian and New Zealand markets. This distribution method will be utilized by the Company's South African affiliate commencing in fiscal 1999. Under the prior method, the Company sold directly to the customer, recognizing additional revenues and the related commission expense. As a result of this change, the Company expects future operating results to reflect lower gross profit from these sales and a commensurate reduction in sales commissions within its operating expenses.

Operating Expenses

Operating expenses in fiscal 1998 increased by 72.2% to $10.983 million, or 27.9% of net sales, as compared with $6.378 million, or 26.7% of net sales, in fiscal 1997. The primary reason for the increase in operating expenses was due to increased sales commissions expense in fiscal 1998 of $2.738 million as compared with $300,000 in fiscal 1997. These commissions were paid to distributors of the Company's products, including certain affiliates providing in-country sales and service in Australia, South Africa and Europe. As noted above, the Company expects a significant reduction in sales commissions in fiscal 1999 on sales to Australia and South Africa as a result of the shift in distribution method. Excluding the effect of these commissions, operating expenses as a percentage of sales were 20.9% in 1998 as compared with 25.5% in 1997. In addition to the increased sales commissions, the Company incurred increased staffing and related payroll costs necessary to support the sales growth in fiscal 1998 as well as to support the Company's growth strategy in fiscal 1999 and beyond.

Net Income

For fiscal 1998, the Company's net income was $3.356 million, or $0.56 per share, as compared with $1.475 million, or $0.25 per share for fiscal 1997. (Net income per share figures give retroactive effect in all periods to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.) During fiscal 1998, the Company recognized an after-tax gain of $225,000, or $0.04 per share, which was the result of the sale of a portion of the Company's equity interest in its South African affiliate ("GPT-SA"). The Company now owns a one-third interest in GPT-SA and 50% non-controlling interests in a local sales and service organization in Australia and a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for fiscal 1998 and 1997 are the Company's share of losses (net of profits) of these affiliates of $215,000 and $71,000, respectively. In fiscal 1998, equity in income of unconsolidated affiliates has been reduced by approximately $400,000, which represents the gross profit on the Company's sales to its affiliates that have not yet been recognized by the affiliates. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe, whose results are consolidated in the Company's financial statements.

Fiscal year ended September 30, 1997 compared with September 30, 1996

Sales

Net sales for fiscal 1997 increased by 43.0% to $23.868 million as compared with $16.693 million in fiscal 1996. The sales growth in fiscal 1997 is attributed to increased demand for the Company's bill validator products primarily in the international gaming industry and reflects a substantial increase in sales to the Company's largest customer, which accounted for 54.0% and 37.6% of net sales in fiscal 1997 and fiscal 1996, respectively. While the Company anticipates increasing sales to its largest customer, management is working to develop a broader customer base, which will serve to reduce its dependence on any one customer. Net sales to international customers accounted for 72.7% of net sales in both fiscal 1997 and fiscal 1996.

Gross Profit

Gross profit increased to $8.986 million, or 37.6% of net sales, in fiscal 1997 as compared with $5.257 million, or 31.5% of net sales, in the prior-year period. The prior-year's results were significantly impacted by an inventory write-down of approximately $1.1 million. Excluding this write-down, the Company's gross profit as a percentage of net sales was 38.3%. This decrease in gross profit as a percentage of net sales is due to increased product costs, manufacturing labor and benefit costs, as well as a reduced gross profit on sales to a new customer in the beverage and vending division, which was substantially offset by operational efficiencies.

Operating Expenses

Operating expenses in fiscal 1997 increased by 33.5% to $6.378 million as compared with $4.777 million in fiscal 1996. This increase was principally due to increased staffing and related payroll costs necessary to support the sales growth in fiscal 1997 as well as to support the Company's growth strategy in fiscal 1998 and beyond. In addition, the Company incurred commission expense in the fourth quarter of fiscal 1997 of approximately $300,000 as compared with none in fiscal 1996. These commissions were primarily in the form of payments to the Company's Australian affiliate, who is responsible for sales and service in Australia and New Zealand on an exclusive basis. As a percentage of net sales, the Company has reduced its operating expenses to 26.7% in fiscal 1997 as compared with 28.6% in fiscal 1996, as the infrastructure recently put in place has been able to efficiently support the Company's growth.

Net Income

For fiscal 1997, the Company's net income was $1.475 million, or $0.25 per share, as compared with $272,000, or $0.05 per share, for fiscal 1996. Fiscal 1996 net income and net income per share figures reflect a pre-tax inventory write-down of $1.1 million related to certain early generation products, the future sales of which management believes have been and will be adversely impacted by sales of newly released products. Excluding the effect of the inventory write-down, fiscal 1997 net income increased 62.8% compared with pro forma net income of $906,000, or $0.16 per share, in fiscal 1996. (Net income per share figures give retroactive effect in all periods to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.) At the end of fiscal 1996 and during fiscal 1997, the Company purchased 50% non-controlling interests in local sales and service organizations in South Africa and Australia and in a plastics manufacturing firm in China. Included in the results of operations for fiscal 1997 are the Company's share of the profits and losses of these three unconsolidated affiliates.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities, sales and marketing operations, investments in affiliates and, to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1999 and beyond.

In February 1998, the Company renewed its $5,000,000 line of credit with The Chase Manhattan Bank. This facility allows for borrowings on an unsecured basis and expires on March 31, 1999. Outstanding borrowings bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of September 30, 1998, $3,050,000 was outstanding under this line of credit.

In September 1998, the Company entered into an agreement with The Chase Manhattan Bank for an additional unsecured line of credit in the aggregate amount of $3,500,000 for the repurchase of up to 500,000 shares of the Company's Common Stock. Outstanding borrowings bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of September 30, 1998, $1,047,000 was outstanding under this line of credit which expires on March 31, 1999.

Net cash used in operating activities amounted to $3.857 million in fiscal 1998. Net income, adjusted for noncash items, was $3.977 million in fiscal 1998. This amount was augmented by an increase in accrued expenses and other current liabilities of $1.695 million and an increase in income taxes payable of $321,000 and was offset by an increase in accounts receivable of $6.034 million, an increase in inventory of $3.344 million, an increase in prepaid expenses and other assets of $214,000 and a decrease in accounts payable of $258,000. Net cash provided by operating activities amounted to $380,000 in fiscal 1997. Net income, adjusted for noncash items, was $2.105 million in fiscal 1997. This amount was augmented by an increase in accounts payable of $1.495 million and an increase in accrued expenses and other current liabilities of $679,000, and was offset by an increase in accounts receivable of $2.012 million, an increase in inventory of $1.365 million and a decrease in income taxes payable of $488,000.

Net cash used in investing activities amounted to $633,000 in fiscal 1998 as compared with $1.217 million in fiscal 1997. The Company provided net fundings to its joint ventures of approximately $42,000 in fiscal 1998 as compared with approximately $426,000 during fiscal 1997, predominantly in the form of loans. In addition, during fiscal 1998 the Company received and recognized a pre-tax gain of $385,000 from the sale of a portion of the equity in its South African affiliate which reduced its ownership from 50% to 33%. The remaining investing activities of $976,000 in 1998 and $791,000 in fiscal 1997 were for the purchase of property and equipment.

Net cash provided by financing activities amounted to $3.411 million in fiscal 1998, as compared with $23,000 in fiscal 1997. In fiscal 1998 the Company received proceeds from its two credit facilities of $4.097 million, of which $1.047 million was used for the repurchase of the Company's common stock. The remaining cash provided by financing activities of $361,000 in fiscal 1998 and all financing activities in fiscal 1997 were from the issuance of stock upon the exercise of stock options and warrants.

Fiscal 1998 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has and will continue to assess ways to reduce product manufacturing costs, thereby increasing profit margins and improve its operations to gain efficiencies and reduce operating costs.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 1998.

Item 13.  Exhibits, List and Reports on Form 8K

(a)  Exhibits

Exhibit No.
-----------

3.1    Certificate of Incorporation (3)

3.2    Certificate of Merger (3)

3.3    By-Laws (3)

10.1 Lease dated September 21, 1994 between the Company and Heartland Associates (1)

10.2 Amendment dated July 31, 1997 to lease dated September 21, 1994 between the Company and Heartland Associates (3)

10.3   1994 Stock Option Plan (2)

10.4   1996 Stock Option Plan (2)

10.5   Employment Agreement dated January 1, 1998 between the Company and Robert
       W. Nader (5)

10.6 Employment Agreement dated October 1, 1998 between the Company and Edward Seidenberg (5)

10.7   Supplier   agreement   dated  May  14,  1998   between   Global   Payment
       Technologies, Inc. and Aristrocrat Leisure Industries Pty Ltd. (4)

10.8 Working Capital Credit Agreement dated February 20, 1998 between the Company and The Chase Manhattan Bank (5)

10.9 Stock Repurchase Credit Agreement dated September 9, 1998 between the Company and The Chase Manhattan Bank (5)

10.10 Employment Agreement dated September 30, 1997 between the Company and Stephen Katz (3)

21     List of Subsidiaries (5)

23     Consent of  Independent Public Accountants (5)

27     Financial Data Schedule (5)

----------
(1)  Incorporated  by  reference  to  the  Company's   initial  filings  of  the
     Registration Statement on Form SB-2 (File #33-86352-NY).

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 (File #333-30829).

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

(5)  Filed herewith.


(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global Payment Technologies, Inc.

                                        By:  s/ Stephen Katz
                                             ---------------------------------
                                             Stephen Katz
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:  December 29, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Date                    Title
        ---------                    ----                    -----

s/ Stephen Katz               December 29, 1998     Chairman of the Board
-------------------------                           and Chief Executive Officer
Stephen Katz

s/ Edward Seidenberg          December 29, 1998     Director, President and
-------------------------                           Chief Operating Officer
Edward Seidenberg

s/ William H. (Bill) Wood     December 29, 1998     Director and Employee
-------------------------
William H. (Bill) Wood

s/ Henry Ellis                December 29, 1998     Director
-------------------------
Henry Ellis

s/ Richard Gerzof             December 29, 1998     Director
-------------------------
Richard Gerzof

s/ Martin Kern                December 29, 1998     Director
-------------------------
Martin Kern

s/ Thomas McNeill             December 29, 1998     Chief Financial Officer and
-------------------------                           Principal Accounting Officer
Thomas McNeill

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                    F-1

Consolidated Balance Sheets as of September 30, 1998 and 1997               F-2

Consolidated Statements of Income for the years ended
  September 30, 1998 and 1997                                               F-3

Consolidated Statements of Shareholders' Equity for the years ended
  September 30, 1998 and 1997                                               F-4

Consolidated Statements of Cash Flows for the years ended
  September 30, 1998 and 1997                                               F-5

Notes to Consolidated Financial Statements                                  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Global Payment Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. (a Delaware corporation) and Subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. and Subsidiary as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Melville, New York
November 24, 1998

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF SEPTEMBER 30, 1998 AND 1997

                (Dollar amounts in thousands, except share data)


ASSETS                                                                              1998        1997
                                                                                  --------    --------
Current assets:
  Cash and cash equivalents                                                       $    834    $  1,913
  Accounts receivable, less allowance for doubtful accounts
    of $248 and $225,  respectively                                                  5,854       4,755
  Accounts receivable from affiliates                                                4,897          85
  Inventory, less allowance for obsolescence of $942 and $742, respectively          8,090       5,120
  Prepaid expenses and other current assets                                            254         110
  Deferred income tax benefit                                                          584         421
                                                                                  --------    --------
      Total current assets                                                          20,513      12,404

Property and equipment, net                                                          1,758       1,335

Investments in unconsolidated affiliates                                               182         355

Other assets                                                                           130          60
                                                                                  --------    --------
Total assets                                                                      $ 22,583    $ 14,154
                                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                                           $  4,097    $   --
  Accounts payable                                                                   2,044       2,302
  Accrued expenses and other current liabilities                                     2,925       1,230
  Income taxes payable                                                                 430         109
                                                                                  --------    --------
     Total current liabilities                                                       9,496       3,641
                                                                                  --------    --------
Deferred income taxes                                                                 --            96
                                                                                  --------    --------

Commitments and contingencies (Note 10)

Shareholders' equity:
  Common stock, 20,000,000 shares authorized;  $.01 par value, 5,570,300 shares
    issued in 1998 and 5,506,200 shares issued and outstanding in 1997                  56          55
  Additional paid-in capital                                                         8,334       7,974
  Retained earnings                                                                  5,744       2,388
                                                                                  --------    --------
                                                                                    14,134      10,417

Less:  Treasury stock, at cost, 165,000 shares in 1998                              (1,047)       --
                                                                                  --------    --------
      Total shareholders' equity                                                    13,087      10,417
                                                                                  --------    --------
Total liabilities and shareholders' equity                                        $ 22,583    $ 14,154
                                                                                  ========    ========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

         (Dollar amounts in thousands, except share and per share data)

                                                                    1998           1997
                                                                -----------    -----------
Net sales:
   Non-affiliates                                               $    34,572    $    23,649
   Affiliates                                                         4,816            219
                                                                -----------    -----------
                                                                     39,388         23,868

Cost of sales                                                        23,013         14,882
                                                                -----------    -----------

Gross profit                                                         16,375          8,986

Operating expenses                                                   10,983          6,378
                                                                -----------    -----------
Income from operations                                                5,392          2,608

Other income (expense):
   Equity in loss of unconsolidated affiliates                         (215)           (71)
   Gain on sale of investment in unconsolidated affiliate               385           --
   Interest (expense) income, net                                       (62)            51
                                                                -----------    -----------
           Other income (expense), net                                  108            (20)
                                                                -----------    -----------
Income before provision for income taxes                              5,500          2,588

Provision for income taxes                                            2,144          1,113
                                                                -----------    -----------
Net income                                                      $     3,356    $     1,475
                                                                ===========    ===========
Net income per share:
   Basic                                                        $       .61    $       .27
                                                                ===========    ===========
   Diluted                                                      $       .56    $       .25
                                                                ===========    ===========
Common shares used in computing net income per share amounts:
   Basic                                                          5,513,414      5,500,530
                                                                ===========    ===========
   Diluted                                                        5,995,067      5,794,215
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                (Dollar amounts in thousands, except share data)


                                               Common Stock         Additional                    Treasury Stock
                                          ----------------------     Paid-in     Retained     -----------------------
                                            Shares       Amount      Capital     Earnings       Shares        Amount        Total
                                          ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance at September 30, 1996             5,500,000    $      55    $   7,951    $     913         --       $    --       $   8,919

  Exercise of common stock options            6,200         --             23         --           --            --              23

  Net income                                   --           --           --          1,475         --            --           1,475
                                          ---------    ---------    ---------    ---------    ---------     ---------     ---------

Balance at September 30, 1997             5,506,200           55        7,974        2,388         --            --          10,417

  Exercise of common stock options
    and warrants                             64,100            1          360         --           --            --             361

  Purchase of treasury stock                   --           --           --           --       (165,000)       (1,047)       (1,047)

  Net income                                   --           --           --          3,356         --            --           3,356
                                          ---------    ---------    ---------    ---------    ---------     ---------     ---------

Balance at September 30, 1998             5,570,300    $      56    $   8,334    $   5,744     (165,000)    $  (1,047)    $  13,087
                                          =========    =========    =========    =========    =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                          (Dollar amounts in thousands)


                                                                                       1998        1997
                                                                                     -------     -------
OPERATING ACTIVITIES:
  Net income                                                                         $ 3,356     $ 1,475
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Equity in loss of unconsolidated affiliates                                          215          71
    Gain on sale of investment in unconsolidated affiliate                              (385)       --
    Depreciation and amortization                                                        553         343
    Provision for (recovery of) losses on accounts receivable                            123         (39)
    Provision for inventory obsolescence                                                 374          39
    Deferred income taxes                                                               (259)        216
    Changes in operating assets and liabilities:
      Increase in accounts receivable, including affiliates                           (6,034)     (2,012)
      Increase in inventory                                                           (3,344)     (1,365)
      Increase in prepaid expenses and other assets                                     (214)        (34)
      (Decrease) increase in accounts payable                                           (258)      1,495
      Increase in accrued expenses and other current liabilities                       1,695         679
      Increase (decrease) in income taxes payable                                        321        (488)
                                                                                     -------     -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (3,857)        380
                                                                                     -------     -------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net of proceeds from disposals                   (976)       (791)
  Proceeds from sale of investment in unconsolidated affiliate                           385        --
  Investments in unconsolidated affiliates                                               (42)       (426)
                                                                                     -------     -------
NET CASH USED IN INVESTING ACTIVITIES                                                   (633)     (1,217)
                                                                                     -------     -------
FINANCING ACTIVITIES:
  Proceeds from notes payable to bank                                                  4,097        --
  Purchase of treasury stock                                                          (1,047)       --
  Issuance of stock upon exercise of stock options and warrants                          361          23
                                                                                     -------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              3,411          23
                                                                                     -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,079)       (814)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         1,913       2,727
                                                                                     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $   834     $ 1,913
                                                                                     =======     =======
CASH PAID DURING THE YEAR FOR:
  Interest                                                                           $    97     $  --
                                                                                     =======     =======
  Income taxes                                                                       $ 1,879     $ 1,400
                                                                                     =======     =======


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


1.   ORGANIZATION AND NATURE OF BUSINESS:

Global Payment Technologies, Inc. (the "Company") was established in 1988. The Company designs, manufactures and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's IDS, IDUS, IBS, M-125 and M-150 validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources. The Company has entered into volume blanket purchase agreements with suppliers to guard against unique component shortages, limiting the Company's exposure to business interruptions.

Significant Customers

The Company's largest customers for 1998 and 1997 represent the following percentages of net sales and accounts receivable:

                    Net Sales                   1998            1997
                    ---------                   ----            ----
     Customer A                                  46%             54%
     Customer B                                  10%             N/A

               Accounts Receivable
               -------------------
     Customer A                                  45%             62%
     Customer B                                   8%             N/A

There were no other customers that represented 10% or more of net sales in either fiscal year.

Net sales to international customers were 84% and 73% of net sales in fiscal years 1998 and 1997, respectively.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Global Payment Technologies, Inc. and its majority-owned subsidiary, Global Payment Technologies (Europe) Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Unconsolidated Affiliates

The Company applies the equity method of accounting to its investments in entities where the Company has ownership interests of 20% to 50%. The Company's share of affiliates' earnings or losses is included in the consolidated statements of income. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. See Note 9 for a description of the Company's unconsolidated
affiliates  and  the  related   transactions   between  the  Company  and  these
affiliates.

Cash and Cash Equivalents

Cash equivalents are stated at cost which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the net realizable value of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for the introduction of new technology or products by the Company and its competitors.

Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (Note 5) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company did not record any impairment adjustments in fiscal 1998 and 1997.

Research and Development

Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $350,000 and $245,000 in fiscal 1998 and 1997, respectively.

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Warranty costs beyond one year from the date of initial purchase are charged to the Company's customers.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" (Note 8). SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Net Income Per Share

In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Net income per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of income. Net income per share amounts for fiscal 1997 have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                      Year Ended September 30,
                                                                     --------------------------
                                                                        1998            1997
                                                                     ----------      ----------
                                                                        (In thousands, except
                                                                      share and per share data)
     Numerator
     ---------
     Net income attributable to common stock                         $    3,356      $    1,475
                                                                     ==========      ==========

     Denominator
     -----------
     Weighted average common shares outstanding - Basic               5,513,414       5,500,530
     Effect of dilutive securities:  Stock options and warrants         481,653         293,685
                                                                     ----------      ----------
     Weighted average common shares outstanding - Diluted             5,995,067       5,794,215
                                                                     ==========      ==========

     Basic EPS                                                       $      .61      $      .27
                                                                     ==========      ==========
     Diluted EPS                                                     $      .56      $      .25
                                                                     ==========      ==========

Stock-Based Compensation

In fiscal 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied (Note 7).

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

Reclassifications

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated financial statements when adopted.

3.   ACQUISITION:

In June 1998, the Company formed Global Payment Technologies (Europe) Limited ("GPT-Europe"), which is based in the United Kingdom and is responsible for sales and service for the Company's products in Europe. GPT-Europe purchased the assets and assumed the liabilities of Global Payment Technologies (U.K.) Ltd. ("GPT-UK"), the Company's prior independent European distributor as of February 28, 1998. The excess of the cost over the fair market value of the net assets acquired was not material. The Company, through a capital contribution of $76,000, owns 70% of GPT-Europe, with the remaining 30% owned by GPT-Europe's operations manager, a former principal of GPT-UK. GPT-Europe's assets and liabilities are included in the consolidated balance sheet as of September 30, 1998 and the results of its operations from March 1, 1998 to September 30, 1998 have been included in the consolidated statements of income, net of the related minority interest in subsidiary earnings, which was not material. Pro forma results of operations as if the acquisition had been completed as of October 1, 1997 have not been presented, as the impact on the Company's results of operations would not have been material.

4.   INVENTORY:

The following is a summary of the composition of inventory:

                                                         September 30,
                                                   ------------------------
                                                    1998              1997
                                                   ------            ------
                                                          (in 000s)
     Raw materials                                 $2,775            $1,894
     Work-in-process                                3,706             2,631
     Finished goods                                 1,609               595
                                                   ------            ------
                                                   $8,090            $5,120
                                                   ======            ======

5.   PROPERTY AND EQUIPMENT, NET:

Major classifications of property and equipment are as follows:

                                                               September 30,
                                                           --------------------
                                         Useful Lives        1998         1997
                                         ------------      -------       ------
                                                                 (in 000s)

     Leasehold improvements              5 years           $   243       $  155
     Furniture and fixtures              3 - 7 years           401          310
     Machinery and equipment             3 - 10 years        1,140          738
     Computer software                   5 years               578          459
     Computer hardware                   3 years               718          443
                                                           -------       ------
                                                             3,080        2,105
     Less: Accumulated depreciation
       and amortization                                     (1,322)        (770)
                                                           -------       ------
                                                           $ 1,758       $1,335
                                                           =======       ======

6.   NOTES PAYABLE TO BANK:

Lines of Credit

In February 1998, the Company renewed its agreement with The Chase Manhattan Bank for an unsecured line of credit in the aggregate amount of $5,000,000 for borrowings to be made when necessary to meet short-term working capital needs. Outstanding borrowings bear interest at the bank's prime rate or LIBOR plus 175 basis points per annum. As of September 30, 1998, $3,050,000 was outstanding under this line of credit at an interest rate of 8.25%. This line of credit expires on March 31, 1999.

In September 1998, the Company entered into an agreement with The Chase Manhattan Bank for an unsecured line of credit in the aggregate amount of $3,500,000 for borrowings to be made for the repurchase of up to 500,000 shares of the Company's common stock. Outstanding borrowings bear interest at the bank's prime rate or LIBOR plus 175 basis points per annum. As of September 30, 1998, $1,047,000 was outstanding under this line of credit at an interest rate of 7.25%. This line of credit expires on March 31, 1999.

7.   SHAREHOLDERS' EQUITY:

Stock Split

In July 1997, the Company's Board of Directors approved a two-for-one stock split, in the form of a stock dividend, to the Company's common shareholders of record at August 18, 1997. The new shares were issued to such shareholders of record on September 4, 1997. Par value remained at $.01 per share. All information contained in the consolidated financial statements and related footnotes has been retroactively restated to give effect to this stock split.

Stock Repurchase

In June 1998, the Board of Directors approved a common stock repurchase plan, providing for the purchase of up to 500,000 shares of the Company's common stock over a one-year period, using a separately established line of credit (Note 6). In September 1998, the Company purchased 165,000 shares of its common stock at a cost of $1,047,000. Subsequent to year-end, in October 1998, the Company purchased an additional 41,000 shares of its common stock at a cost of $223,000.

Stock Option Plans

In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") covering up to 300,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company, and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The purpose and provisions of the 1996 Plan are essentially the same as the 1994 Plan. The 1996 Plan originally covered 400,000 of the Company's common shares. The total shares available for grant under the 1996 Plan were increased to 900,000 by the Board of Directors in September 1996. The 1996 Plan, as so amended, was approved by the shareholders of the Company.

Both the 1994 Plan, which expires on October 17, 2004, and the 1996 Plan, which expires on March 18, 2006, are administered by the Compensation and Stock Option Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation and Stock Option Committee of the Board of Directors.

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

During fiscal 1997, a total of 60,000 incentive stock options were granted under the 1996 Plan. These options will become exercisable over a four-year period in equal amounts commencing with the first anniversary from the date of grant, except for 24,000 options, which will vest on the same basis over a five-year period.

During fiscal 1998, a total of 147,750 incentive stock options and 7,500 non-qualified options were granted under the 1996 Plan. All options granted in 1998 will become exercisable over a four-year period in equal amounts commencing with the first anniversary of the date of grant.

The Company accounts for option awards granted to employees and directors under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. No compensation cost has been recorded by the Company pursuant to APB Opinion No. 25. Had compensation cost for all stock option grants in fiscal years 1998 and 1997 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:

                                                               1998        1997
                                                             -------      -------
                                                       (in 000s, except per share data)

Net income:                              As Reported         $ 3,356      $ 1,475
                                         Pro Forma             3,227          958

Net income per common share - basic:     As Reported          $  .61       $  .27
                                         Pro forma               .59          .17

Net income per common share - diluted:   As Reported          $  .56       $  .25
                                         Pro forma               .54          .17

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal-year 1997, and additional awards in future years are anticipated.

A summary of the Company's stock option plans as of September 30, 1998 and 1997, and changes during the years then ended, is presented below.

                                                                                1998                 1997
                                                                        ------------------    -------------------
                                                                                  Weighted               Weighted
                                                                                   Average                Average
                                                                                  Exercise               Exercise
                                                                        Shares      Price     Shares      Price
                                                                        -------     -----     -------     -----
     Outstanding at the beginning of the year                           726,400     $4.08     693,500     $3.64
        Granted at fair value                                           155,250     $8.97      60,000     $8.93
        Forfeited                                                       (20,900)    $4.15     (20,900)    $3.78
        Exercised                                                       (47,600)    $5.24      (6,200)    $3.78
                                                                        -------               -------
     Outstanding at end of the year                                     813,150     $4.94     726,400     $4.08
                                                                        =======               =======
     Options exercisable at yearend                                     526,510     $3.57     501,400     $3.45
                                                                        =======               =======
     Weighted-average fair value of options granted
        during the year (a)                                               $5.04       N/A       $5.08       N/A

(a)  The fair  value of each  option  grant was  estimated  on the date of grant
     using  the   Black-Scholes   option-pricing   model   with  the   following
     weighted-average assumptions:

                                                 Year ended September 30,
                                              ------------------------------
                                               1998                   1997
                                              -------                -------

     Risk-free interest rates                  5.22%                  6.19%
     Expected lives                           5 years                5 years
     Expected volatility                        60%                    58%
     Expected dividend yields                   --                     --

Summarized information about the Company's stock options outstanding and exercisable at September 30, 1998 is as follows:

                                       Outstanding               Exercisable
                              ---------------------------     -----------------
                                        Average   Average               Average
    Exercise Price Range      Options     Life     Price      Options    Price
   ---------------------      -------     ----     -----      -------    -----
     $3.00 to $4.50           559,900     7.55     $3.36      481,160    $3.28
     $5.00 to $5.50            63,000     7.04      5.32       36,600     5.44
     $6.50 to $7.00           103,750     6.96      6.56         --       --
     $11.50 to $14.50          86,500     7.53     12.91        8,750    11.56
                              -------                         -------
     $3.00 to $14.50          813,150     7.43      4.94      526,510     3.57
                              =======                         =======

Underwriters' Warrants

In connection with the Company's initial public offering of common stock in February 1995, the Company granted warrants to purchase 150,000 shares of common stock at $6.60 per share to the underwriters of that public offering. The exercise price of $6.60 per share represented in excess of 110% of the initial public offering price. During fiscal 1998, 16,500 of these warrants were exercised. As of September 30, 1998, all of the remaining 133,500 warrants were exercisable and expire on February 6, 2000.

8.   INCOME TAXES:

The provision for income taxes is comprised of the following:

                                                           For the Fiscal Years
                                                           Ended September 30,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
                                                                (in 000s)
     Current:
       Federal                                             $ 1,965      $   670
       State and local                                         438          223
                                                           -------      -------
                                                             2,403          893
                                                           -------      -------
     Deferred:
       Federal                                                (179)         153
       State and local                                         (80)          67
                                                           -------      -------
                                                              (259)         220
                                                           -------      -------
          Total                                            $ 2,144      $ 1,113
                                                           =======      =======

Significant components of deferred tax assets and liabilities are as follows:

                                                           As of September 30,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
                                                                (in 000s)
     Non-current deferred tax liability:
       Depreciation                                        $ --         $   (96)
                                                           -------      -------

     Current deferred tax assets:
       Accounts receivable                                      80          101
       Inventory                                               306          320
       Accrued expenses                                         68         --
       Elimination of gross profit on sales to affiliates      130         --
                                                           -------      -------
                                                               584          421
                                                           -------      -------
     Net deferred tax asset                                $   584      $   325
                                                           =======      =======

The Company believes that, based upon its consistent history of profitable operations, it is probable that the net deferred tax assets will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                      For the Fiscal Years
                                                       Ended September 30,
                                                       -------------------
                                                        1998         1997
                                                       ------       ------

     U.S. Federal statutory rate                         34.0%        34.0%
     State income taxes, net of Federal benefit           4.3          7.5
     All other, net                                        .7          1.5
                                                       ------       ------

     Effective income tax rate                           39.0%        43.0%
                                                       ======       ======

9.   TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES:

South Africa

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate("GPT-SA"), which on July 3, 1998, changed its name to Global Payment Technology Holdings (Proprietary) Limited, and in which funding commenced in June 1997. This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. The Company loaned $178,000 to this entity during fiscal 1997, and loaned an additional $104,000 during fiscal 1998. Repayments totaling $166,000 were received in fiscal 1998. These amounts are included as part of the Company's investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of September 30, 1998 and 1997. On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPT-SA. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPT-SA's founding shareholders) as well as additional shares directly from GPT-SA. The Company recognized a pre-tax gain of $385,000 on the transaction and its ownership of GPT-SA has been reduced from 50% to 33%. The Company's consolidated results of operations include the Company's equity in the income of this affiliate in the amounts of $1,400 and ($78,000) in fiscal 1998 and 1997, respectively.

China

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate. This entity manufactures plastic and metal components, some of which are used by the Company in its production. In addition, the Company is obligated to loan up to an aggregate of $299,000 to this entity, which will bear interest at the rate of 1.5% above the prime rate prevailing from time to time at the Company's bank, per annum. The Company loaned $219,000 to this entity during fiscal 1997 and loaned an additional $25,000 during fiscal 1998. No repayments have been received by the Company as of September 30, 1998. These amounts are included as part of the Company's investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of September 30, 1998 and 1997. The Company's consolidated results of operations include the Company's equity in the loss of this affiliate in the amounts of $169,000 and $42,000 in fiscal 1998 and 1997, respectively.

Australia

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. The Company's consolidated results of operations include the Company's equity in the income of this affiliate in the amounts of ($47,000) and $49,000 in fiscal 1998 and 1997, respectively. For fiscal 1998, the Company reduced its equity in income of unconsolidated affiliates by $400,000, which represents the gross profit on sales to this affiliate which have not yet been recognized by the affiliate.

10.  COMMITMENTS AND CONTINGENCIES:

Minimum Lease Commitments

The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman. The Company also leases various office equipment. At September 30, 1998, the approximate minimum annual rentals under these leases, which expire through fiscal year 2002, were as follows:

                                    Total (including
      For the Fiscal Year            Related Party              Related Party
     Ending September 30,             Commitments)               Commitments
     --------------------             ------------               -----------
                                       (in 000s)                  (in 000s)

             1999                         483                        150
             2000                         319                        150
             2001                         150                        150
             2002                          62                         62

Total rent expense for all operating leases was $430,000 and $388,000 in fiscal 1998 and 1997, respectively, including $121,000 and $65,000, respectively, paid to the affiliate. The Company's management believes this lease with the affiliate is on terms which approximate fair market value.

Employment Agreements

The Company has entered into various employment agreements with three officers and two other employees of the Company expiring through the end of fiscal 2000, with minimum compensation requirements as follows:

     For the Fiscal Year
     Ending September 30,              (in 000s)
     --------------------              ---------
             1999                        $631
             2000                         592
             2001                         251

Litigation

There is one lawsuit with third parties against the Company incident to the operation of its business. It is the opinion of management and its counsel that its ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.