Form 10-Q
period 1998-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1999-02-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998     Commission File No. 0-25148


                        Global Payment Technologies, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              11-2974651
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


20 East Sunrise Highway, Suite 201, Valley Stream, New York         11581
         (Address of principal executive offices)                 (Zip Code)


                                 (516) 256-1000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|




Shares of Common Stock outstanding on February 8, 1999                 5,372,100

                        Global Payment Technologies, Inc.

                                      Index



PART  I.  FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 1998 and
                     September 30, 1998                                        3

                  Consolidated Statements of Income - Three Months ended
                     December 31, 1998 and 1997                                4

                  Consolidated Statements of Cash Flows -
                           Three Months ended December 31, 1998 and 1997       5

                  Notes to Consolidated Financial Statements               6 - 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9 - 11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk See Item 2 Above.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                    13

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      September 30,
                                                                              1998               1998
                                                                            --------           --------
                                                                           (Dollar amounts in thousands,
                                                                                except share data)
                                                                           (Unaudited)
ASSETS

  Current assets:
    Cash and cash equivalents                                               $    820           $    834
    Accounts receivable from affiliates                                       10,253              4,497
    Accounts receivable, less allowance for doubtful accounts
      of $256 and $248, respectively                                           1,518              5,854
    Inventory, less allowance for obsolescence of $990 and
      $942, respectively                                                       8,903              8,090
    Prepaid expenses and other current assets                                    371                254
    Deferred income tax benefit                                                  737                584
                                                                            --------           --------

                  Total current assets                                        22,602             20,113

  Property and equipment, net                                                  1,747              1,758

  Investments in unconsolidated affiliates                                       824                582

  Other assets                                                                   152                130
                                                                            --------           --------

  Total assets                                                              $ 25,325           $ 22,583
                                                                            ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Notes payable to bank                                                   $  3,770           $  4,097
    Accounts payable                                                           3,962              2,044
    Accrued expenses and other current liabilities                             2,762              2,925
    Income taxes payable                                                         817                430
                                                                            --------           --------

                  Total current liabilities                                   11,311              9,496
                                                                            --------           --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
      5,571,100 and 5,570,300 shares issued                                       56                 56
    Additional paid-in capital                                                 8,348              8,334
    Retained earnings                                                          6,880              5,744
                                                                            --------           --------
                                                                              15,284             14,134
         Less: Treasury stock, at cost, 206,000 and 165,000 shares            (1,270)            (1,047)
                                                                            --------           --------

                  Total shareholders' equity                                  14,014             13,087
                                                                            --------           --------

    Total liabilities and shareholders' equity                              $ 25,325           $ 22,583
                                                                            ========           ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                        Three Months ended December 31,
                                                                       ---------------------------------
                                                                          1998                  1997
                                                                       -----------           -----------
                                                                          (Dollar amounts in thousands,
                                                                         except share and per share data)
Net sales
  Affiliates                                                           $     8,935           $       121
  Non-affiliates                                                             3,367                 7,565
                                                                       -----------           -----------
                                                                            12,302                 7,686

Cost of sales                                                                7,450                 4,385
                                                                       -----------           -----------

Gross profit                                                                 4,852                 3,301

Operating expenses                                                           2,887                 2,449
                                                                       -----------           -----------

Income from operations                                                       1,965                   852

Other (expense) income:
  Equity in (loss) income of unconsolidated affiliates                        (185)                   57
  Interest (expense) income, net                                               (88)                   27
                                                                       -----------           -----------
Total other (expense) income                                                  (273)                   84
                                                                       -----------           -----------
Income before provision for income taxes                                     1,692                   936

Provision for income taxes                                                     556                   353
                                                                       -----------           -----------

Net income                                                             $     1,136           $       583
                                                                       ===========           ===========

Net income per share:
    Basic                                                              $       .21           $       .11
                                                                       ===========           ===========
    Diluted                                                            $       .20           $       .10
                                                                       ===========           ===========

Common shares used in computing net income per share amounts:
    Basic                                                                5,370,389             5,506,377
                                                                       ===========           ===========
    Diluted                                                              5,725,886             5,997,837
                                                                       ===========           ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Three months ended December 31,
                                                                                     ------------------------------
                                                                                         1998               1997
                                                                                        -------           -------
                                                                                      (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                            $ 1,136           $   583
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Equity in loss (income) of unconsolidated affiliates                                 185               (57)
       Depreciation and amortization                                                        189               150
       Provision for losses on accounts receivable                                           24                39
       Provision for inventory obsolescence                                                 146                34
       Deferred income taxes                                                               (153)               (7)
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                                 (1,869)             (555)
         Increase in inventory                                                             (959)             (650)
         Increase in prepaid expenses and other assets                                     (139)              (36)
         Increase (decrease) in accounts payable                                          1,918              (273)
         (Decrease) increase in accrued expenses and other current liabilities             (163)              314
         Increase in income taxes payable                                                   387               233
                                                                                        -------           -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         702              (225)
                                                                                        -------           -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals               (178)             (196)
  Investments in unconsolidated affiliates                                                   (2)              (77)
                                                                                        -------           -------

NET CASH USED IN INVESTING ACTIVITIES                                                      (180)             (273)
                                                                                        -------           -------

FINANCING ACTIVITIES:
  Net repayments of note payable to bank                                                   (327)               --
  Purchase of treasury stock                                                               (223)               --
  Issuance of stock upon exercise of stock options and warrants                              14                 1
                                                                                        -------           -------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (536)                1
                                                                                        -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (14)             (497)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            834             1,913
                                                                                        -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   820           $ 1,416
                                                                                        =======           =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                              $    86           $    --
                                                                                        =======           =======
  Income taxes                                                                          $   321           $   189
                                                                                        =======           =======


The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1998 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

NOTE C - STOCK REPURCHASE

In June 1998, the Board of Directors approved a common stock repurchase plan, providing for the purchase of up to 500,000 shares of the Company's common stock over a one-year period, using a separately established line of credit. In September 1998, the Company purchased 165,000 shares of its common stock at a cost of $1,047,000, and in October 1998, the Company purchased 41,000 shares of its common stock at a cost of $223,000. In addition, the Company purchased an additional 3,200 shares of its common stock at a cost of $24,000 during January 1999.

NOTE D - NET INCOME PER COMMON SHARE

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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998


NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                     Three Months Ended                              Three Months Ended
                                                       December 31, 1998                              December 31, 1997
                                              (In thousands, except per share data)          (In thousands, except per share data)
                                            -----------------------------------------     -----------------------------------------
                                             Net Income      Shares         Per Share     Net Income        Shares        Per Share
                                            (Numerator)   (Denominator)      Amounts      (Numerator)    (Denominator)     Amounts
                                            -----------   -------------     ---------     -----------    -------------    ---------
Net income                                     $1,136                                       $  583
                                               ------                                       ------

Basic EPS
Net income attributable to Common Stock         1,136         5,370.4       $    .21           583           5,506.4       $    .11

Effect of dilutive securities
Stock options and warrants                         --           355.5            .01            --             491.4            .01
                                               ------        --------       --------        ------          --------       --------


Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                      $1,136         5,725.9       $    .20        $  583           5,997.8       $    .10
                                               ======        ========       ========        ======          ========       ========


Options to purchase 85,313 and 36,000 shares of Common Stock in the three months ended December 31, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

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

While the Company operates in international markets, it does so presently without the use of derivatives and therefore SFAS No. 133 is not currently applicable.

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1998

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)


classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1998 and 1997, and for the quarters ended December 31, 1998 and 1997, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

                        Global Payment Technologies, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 1998 compared with three months ended December 31, 1997

Sales

Net sales increased by 60%, or $4,616,000 to $12,302,000 in the three months ended December 31, 1998 as compared with $7,686,000 in the comparative prior year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry.

Gross Profit

Gross profit increased to $4,852,000, or 39.4% of net sales, in the three months ended December 31, 1998 from $3,301,000, or 42.9% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of a change in the Company's distribution method which began during the fourth quarter of fiscal 1998, whereby the Company sells directly to its Australian and South African affiliates which subsequently sell the Company's products into those respective markets. Previously, the Company sold directly to the customer, recognizing additional revenues and the related commission expense. As a result of this change, the Company expects future operating results to reflect a lower gross profit percentage from these sales and a commensurate reduction in sales commissions within its operating expenses.

Operating Expenses

Operating expenses increased to $2,887,000, or 23.5% of net sales, in the three months ended December 31, 1998 as compared with $2,449,000, or 31.9% of net sales, in the comparative prior-year period. The primary reason for the increase in operating expenses was additional staffing and related payroll costs to support the Company's growth strategy in fiscal 1999 and beyond, and to a lesser extent, the inclusion of the operating expenses of the Company's 70%-owned European affiliate, formed in June 1998 and consolidated in the results of the Company's operations thereafter. These increased costs were offset by a reduction in sales commissions on sales to Australia and South Africa as a result of the shift in the distribution method noted above.

Net Income

Net income for the quarter was $1,136,000, or $0.20 per share, as compared with $583,000, or $0.10 per share, in the comparative prior-year period. The Company owns a one-third interest in its South African affiliate and 50% non-controlling interests in a local sales and service organization in Australia and in a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for the three months ended December 31, 1998 and 1997 are the Company's share of (net losses) net profits of these affiliates of ($185,000) and $57,000, respectively. In the three months ended December 31, 1998, equity in income of unconsolidated affiliates has been reduced by approximately $425,000, which represents the gross profit on the Company' sales to its affiliates that have not yet been recognized by the affiliates. Excluding the $425,000 elimination of inter-company gross profit, the Company's share of net income of these unconsolidated affiliates was $240,000. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe whose results are not significant and are consolidated in the Company's financial statements.

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

                        Global Payment Technologies, Inc.

At December 31, 1998, the Company's cash and cash equivalents were $820,000 as compared with $834,000 at September 30, 1998. In February 1999, the Company renewed its $5,000,000 line of credit with The Chase Manhattan Bank which allows for borrowings on an unsecured basis and expires on March 31, 2000. Outstanding borrowings will bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of December 31, 1998, $2,500,000 was outstanding under this line of credit.

In September 1998, the Company entered into an agreement with The Chase Manhattan Bank for an additional unsecured line of credit in the amount of $3,500,000 for the repurchase of up to 500,000 shares of the Company's Common Stock. Outstanding borrowings bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of December 31, 1998, $1,270,000 was outstanding under this line of credit which expires on March 31, 2000.

Net cash provided by operating activities was $702,000 in the three months ended December 31, 1998. This amount is due to net income for the period, adjusted for non-cash items, of $1,527,000, increased accounts payable of $1,918,000 and increased income taxes payable of $387,000, offset by increased accounts receivable, primarily to affiliates, of $1,869,000, increased inventory of $959,000, an increase in prepaid expenses and other assets of $139,000, and a decrease in accrued expenses and other current liabilities of $163,000. Net cash used in operating activities was $225,000 in the three months ended December 31, 1997. This amount was due to increased inventory of $650,000, increased accounts receivable of $555,000 and decreased accounts payable of $273,000, offset, in part, by net income for the period, adjusted for non-cash items, of $742,000, an increase in accrued expenses and other current liabilities of $314,000 and an increase in income taxes payable of $233,000.

Cash used in investing activities in the three months ended December 31, 1998 amounted to $180,000 as compared with $273,000 in the prior year period. Investments in property and equipment in the three months ended December 31, 1998 amounted to $178,000 as compared with $196,000 in 1997. In addition, the Company loaned its joint ventures approximately $77,000 in the three months ended December 31, 1997. These loans have been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

Cash used in financing activities in the three months ended December 31, 1998 consisted of net repayments of bank borrowings of $327,000 and the repurchase of the Company's common stock for $223,000, offset by proceeds of $14,000 received from the exercise of stock options and warrants.

Quantitative and Qualitative Disclosures About Market Risk

In the opinion of management, the Company's operations do not give rise to transactions or financial instruments which are subject to material quantitative or qualitative market risk.

Year 2000:

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses two main areas: (a) information systems and (b) supply chain readiness. To oversee the process, the Company has established a Steering Committee comprised of senior executives. The Company has identified minimal potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. Completion of the remediation and testing is expected in the summer

                        Global Payment Technologies, Inc.

of 1999. To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified, contacted and met with critical inventory suppliers. The Company is also in the process of communicating with its larger customers about their year 2000 readiness. These meetings and communications are ongoing and the Company is assessing the state of readiness of the various suppliers and customers. The Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario, however, based upon its work to date, the Company believes it would likely be the result of the failure of third parties to be Year 2000 compliant. Accordingly, the Company will formulate contingency plans to limit, to the extent possible, lost revenues and other adverse effects arising from third party failures. Such plans would necessarily be limited to matters over which the Company can reasonably control and may require the acceleration of certain shipments that may necessitate adjustments to the production and procurement schedules. Incremental out-of-pocket costs incurred through December 31, 1998 have not been significant and, based upon the Company's current estimates, the costs of its Year 2000 program are expected to be immaterial. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While the Company does not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to the Company's results of operations or financial condition. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the Company's and its customers' and vendors' readiness for Year 2000 compliance; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; and other risks described in the Company's Securities and Exchange Commission filings.

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


                                       Global Payment Technologies, Inc.


                                       By:     s/ Thomas McNeill
                                               --------------------------
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer



Dated:  February  12, 1999