Form 10-Q
period 1999-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1999-05-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999        Commission File No. 0-25148


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

     YES  _X_     NO ___


Shares of Common Stock outstanding on May 12, 1999        5,385,300

                        Global Payment Technologies, Inc.

                                      Index



PART  I.  FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
    Item 1.  Financial Statements

             Consolidated Balance Sheets -
               March 31, 1999 and September 30, 1998                        3

             Consolidated Statements of Income -
               Six Months ended March 31, 1999 and 1998                     4

             Consolidated Statements of Income -
               Three Months ended March 31, 1999 and 1998                   5

             Consolidated Statements of Cash Flows -
                      Six Months ended March 31, 1999 and 1998              6

             Notes to Consolidated Financial Statements                   7 - 9

    Item 2.  Management's Discussion and Analysis of Financial
             Condition  and Results of Operations                        10 - 14

    Item 3. Quantitative and Qualitative Disclosures About
             Market Risk
             See Item 2 Above

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders            15

    Item 6.  Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                 16

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,  September 30,
                                                                       1999        1998
                                                                     --------    --------
                                                                  (Dollar amounts in thousands,
                                                                       except share data)
                                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $  1,151    $    834
    Accounts receivable from affiliates                                11,615       4,497
    Accounts receivable, less allowance for doubtful accounts
      of $283 and $248, respectively                                    1,910       5,854
    Inventory, less allowance for obsolescence of $925 and
      $942, respectively                                                8,805       8,090
    Prepaid expenses and other current assets                             345         254
    Deferred income tax benefit                                           947         584
                                                                     --------    --------

                  Total current assets                                 24,773      20,113

  Property and equipment, net                                           1,705       1,758

  Investments in unconsolidated affiliates                                936         582

  Other assets                                                            124         130
                                                                     --------    --------

  Total assets                                                       $ 27,538    $ 22,583
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                            $  5,794    $  4,097
    Accounts payable                                                    3,601       2,044
    Accrued expenses and other current liabilities                      2,179       2,925
    Income taxes payable                                                  591         430
                                                                     --------    --------

                  Total current liabilities                            12,165       9,496
                                                                     --------    --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
      5,593,900 and 5,570,300 shares issued                                56          56
    Additional paid-in capital                                          8,441       8,334
    Retained earnings                                                   8,170       5,744
                                                                     --------    --------
                                                                       16,667      14,134
         Less: Treasury stock, at cost, 209,200 and 165,000 shares     (1,294)     (1,047)
                                                                     --------    --------

                  Total shareholders' equity                           15,373      13,087
                                                                     --------    --------

    Total liabilities and shareholders' equity                       $ 27,538    $ 22,583
                                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Six Months ended March 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                                                               (Dollar amounts in thousands,
                                                              except share and per share data)
Net sales
  Affiliates                                                    $    17,519    $       202
  Non-affiliates                                                      7,973         17,651
                                                                -----------    -----------
                                                                     25,492         17,853

Cost of sales                                                        15,372         10,275
                                                                -----------    -----------

Gross profit                                                         10,120          7,578

Operating expenses                                                    5,599          5,408
                                                                -----------    -----------

Income from operations                                                4,521          2,170

Other (expense) income:
  Equity in (loss) income of unconsolidated affiliates                 (654)            73
  Interest (expense) income, net                                       (177)            30
                                                                -----------    -----------
Total other (expense) income                                           (831)           103
                                                                -----------    -----------

Income before provision for income taxes                              3,690          2,273

Provision for income taxes                                            1,264            896
                                                                -----------    -----------

Net income                                                      $     2,426    $     1,377
                                                                ===========    ===========

Net income per share:
    Basic                                                       $       .45    $       .25
                                                                ===========    ===========
    Diluted                                                     $       .42    $       .23
                                                                ===========    ===========

Common shares used in computing net income
per share amounts:
    Basic                                                         5,373,380      5,507,720
                                                                ===========    ===========
    Diluted                                                       5,795,626      6,005,825
                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                        Three Months ended March 31,
                                                        ----------------------------
                                                            1999           1998
                                                        ------------    ------------
                                                        (Dollar amounts in thousands,
                                                       except share and per share data)
Net sales
  Affiliates                                             $     8,584    $        81
  Non-affiliates                                               4,605         10,086
                                                         -----------    -----------
                                                              13,189         10,167

Cost of sales                                                  7,920          5,890
                                                         -----------    -----------

Gross profit                                                   5,269          4,277

Operating expenses                                             2,713          2,959
                                                         -----------    -----------

Income from operations                                         2,556          1,318

Other (expense) income:
  Equity in (loss) income of unconsolidated affiliates          (469)            16
  Interest (expense) income, net                                 (89)             3
                                                         -----------    -----------
Total other (expense) income                                    (558)            19
                                                         -----------    -----------

Income before provision for income taxes                       1,998          1,337

Provision for income taxes                                       708            543
                                                         -----------    -----------

Net income                                               $     1,290    $       794
                                                         ===========    ===========

Net income per share:
    Basic                                                $       .24    $       .14
                                                         ===========    ===========
    Diluted                                              $       .22    $       .13
                                                         ===========    ===========

Common shares used in computing net income
per share amounts:
    Basic                                                  5,376,431      5,509,093
                                                         ===========    ===========
    Diluted                                                5,865,426      6,013,843
                                                         ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Six months ended March 31,
                                                                            --------------------------
                                                                                1999          1998
                                                                            -----------    -----------
                                                                           (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                     $ 2,426    $ 1,377
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in loss (income) of unconsolidated affiliates                          654        (73)
       Depreciation and amortization                                                 376        299
       Provision for losses on accounts receivable                                    54         79
       Provision for inventory obsolescence                                          328        129
       Deferred income taxes                                                        (363)       (59)
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                          (4,234)    (2,560)
         Increase in inventory                                                    (1,043)    (2,221)
         Increase in prepaid expenses and other assets                               (85)       (75)
         Increase in accounts payable                                              1,557        980
         (Decrease) increase in accrued expenses and other current liabilities      (746)       929
         Increase (decrease) in income taxes payable                                 161        (23)
                                                                                 -------    -------

NET CASH USED IN OPERATING ACTIVITIES                                               (915)    (1,218)
                                                                                 -------    -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals        (323)      (582)
  Investments in unconsolidated affiliates                                            (3)      (123)
                                                                                 -------    -------

NET CASH USED IN INVESTING ACTIVITIES                                               (326)      (705)
                                                                                 -------    -------

FINANCING ACTIVITIES:
  Net proceeds from note payable to bank                                           1,697      1,000
  Purchase of treasury stock                                                        (247)      --
  Issuance of stock upon exercise of stock options and warrants                      108        123
                                                                                 -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,558      1,123
                                                                                 -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 317       (800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     834      1,913
                                                                                 -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,151    $ 1,113
                                                                                 =======    =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                       $   172    $     4
                                                                                 =======    =======
  Income taxes                                                                   $ 1,465    $ 1,041
                                                                                 =======    =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1998 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three- and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

NOTE C - STOCK REPURCHASE

In June 1998, the Board of Directors approved a common stock repurchase plan, providing for the purchase of up to 500,000 shares of the Company's common stock over a one-year period, using a separately established line of credit. In September 1998, the Company purchased 165,000 shares of its common stock at a cost of $1,047,000 and in October 1998, the Company purchased 41,000 shares of its common stock at a cost of $223,000. During January 1999, the Company purchased an additional 3,200 shares of its common stock at a cost of $24,000.

NOTE D - NET INCOME PER COMMON SHARE

The Company accounts for earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options and stock warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 1999

NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                 Six Months Ended                     Six Months Ended
                                                  March 31, 1999                       March  31, 1998
                                       (In thousands, except per share data)  (In thousands, except per share data)
                                       -------------------------------------  -------------------------------------
                                        Net Income     Shares     Per Share    Net Income    Shares        Per Share
                                       (Numerator)  (Denominator)  Amounts    (Numerator)  (Denominator)    Amounts
                                       -----------  -------------  -------    -----------  -------------    -------
Net income                                $2,426                               $ 1,377
                                          ------                               -------

Basic EPS
Net income attributable to Common Stock    2,426      5,373.4      $.45          1,377      5,507.7          $.25
Effect of dilutive securities
Stock options and warrants                    --        422.2      (.03)            --        498.1          (.02)
                                          ------      -------      ----        -------      -------         -----
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                 $2,426      5,795.6      $.42        $ 1,377      6,005.8         $ .23
                                          ======      =======      ====        =======      =======         =====

                                                Three Months Ended                   Three Months Ended
                                                  March 31, 1999                       March  31, 1998
                                       (In thousands, except per share data)  (In thousands, except per share data)
                                       -------------------------------------  -------------------------------------
                                        Net Income     Shares     Per Share    Net Income    Shares        Per Share
                                       (Numerator)  (Denominator)  Amounts    (Numerator)  (Denominator)    Amounts
                                       -----------  -------------  -------    -----------  -------------    -------
Net income                                $1,290                              $ 794
                                          ------                              -----

Basic EPS
Net income attributable to Common Stock    1,290      5,376.4     $ .24         794         5,509.1
                                                                                                           $ .14
Effect of dilutive securities
Stock options and warrants                    --        489.0     ( .02)         --           504.7          (.01)
                                          ------      -------     -----       -----         -------         -----

Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                 $1,290      5,865.4     $ .22       $ 794         6,013.8         $ .13
                                          ======      =======     =====       =====         =======         =====


Options to purchase 93,250 shares of Common Stock in the six months and three months ended March 31, 1999 and options to purchase 42,500 shares of Common Stock in the six months and three months ended March 31, 1998, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 1999


NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

While the Company operates in international markets, it does so presently without the use of derivative instruments and therefore SFAS No. 133 is not currently applicable.

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1998 and 1997, and for the quarters ended March 31, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE F - SUBSEQUENT EVENT

On April 7, 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems Ltd ("Abacus"), a UK-based software company, for a diminimus amount. This investment will be accounted for under the equity method. Abacus has developed a cash management system of which the Company's validators are a key component. In addition, the Company and the principal of Abacus have formed Abacus Financial Management, Inc. USA, which is 80% owned by the Company and which has the exclusive right to distribute Abacus' system in North America.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended March 31, 1999 compared with six months ended March 31, 1998

Sales

Net sales increased by 42.8%, or $7,639,000, to $25,492,000 in the six months ended March 31, 1999 as compared with $17,853,000 in the comparative prior-year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry.

Gross Profit

Gross profit increased to $10,120,000, or 39.7% of net sales, in the six months ended March 31, 1999 from $7,578,000, or 42.4% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of a change in the Company's distribution method which began during the fourth quarter of fiscal 1998, whereby the Company sells directly to its Australian and South African affiliates which subsequently sell the Company's products into those respective markets. Previously, the Company sold directly to the customer, recognizing additional revenues and the related commission expense. In the six months ended March 31, 1999, the Company's gross profit as a percent of net sales was consistent with the comparative prior-year period, after excluding the effects of this change in distribution method. As a result of this change, the Company expects future operating results to reflect a lower gross profit percentage from these sales, as compared with the prior year, and a commensurate reduction in sales commissions within its operating expenses.

Operating Expenses

Operating expenses increased to $5,599,000, or 22.0% of net sales, in the six months ended March 31, 1999 as compared with $5,408,000, or 30.3% of net sales, in the comparative prior-year period. The primary reason for the increase in operating expenses was additional staffing and related payroll costs to support the Company's growth strategy in fiscal 1999 and beyond, and to a lesser extent, the inclusion of the operating expenses of the Company's 70%-owned European subsidiary, formed in June 1998 and consolidated in the results of the Company's operations thereafter. These increased costs were offset, in part, by a reduction in sales commissions on sales to Australia and South Africa as a result of the shift in the distribution method noted above.

Net Income

Net income for the six months ended March 31, 1999 was $2,426,000, or $0.42 per share, as compared with $1,377,000, or $0.23 per share, in the comparative prior-year period. The Company owns a one-third interest in its South African affiliate and 50% non-controlling interests in a local sales and service organization in Australia and in a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for the six months ended March 31, 1999 and 1998 are the Company's share of (net losses) net profits of these affiliates of ($654,000) and $73,000, respectively. In the six months ended March 31, 1999, equity in income of unconsolidated affiliates has been reduced by approximately $1,005,000, which represents the gross profit on the Company's sales to its affiliates that have not yet been recognized by the affiliates. Excluding the $1,005,000 elimination of inter-company gross profit, the Company's share of net income of these unconsolidated

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Net Income (continued)

affiliates was $351,000. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe whose results are not significant and are consolidated in the Company's financial statements.

Three  months  ended March 31, 1999  compared  with three months ended March 31,
1998

Sales

Net sales increased by 29.7%, or $3,022,000 to $13,189,000 in the three months ended March 31, 1999 as compared with $10,167,000 in the comparative prior-year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry.

Gross Profit

Gross profit increased to $5,269,000, or 39.9% of net sales, in the three months ended March 31, 1999 from $4,277,000, or 42.1% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of a change in the Company's distribution method which began during the fourth quarter of fiscal 1998, whereby the Company sells directly to its Australian and South African affiliates which subsequently sell the Company's products into those respective markets. Previously, the Company sold directly to the customer, recognizing additional revenues and the related commission expense. In the three months ended March 31, 1999, the Company's gross profit as a percent of net sales increased by approximately one percentage point as compared with the comparative prior-year period, excluding the effects of this change in distribution method. As a result of this change, the Company expects future operating results to reflect a lower gross profit percentage from these sales, as compared with the prior year, and a commensurate reduction in sales commissions within its operating expenses.

Operating Expenses

Operating expenses decreased to $2,713,000, or 20.6% of net sales, in the three months ended March 31, 1999 as compared with $2,959,000, or 29.1% of net sales, in the comparative prior-year period. The Company increased operating expenses by increasing staffing and related payroll costs to support its growth strategy in fiscal 1999 and beyond, and to a lesser extent, through inclusion of the operating expenses of the Company's 70%-owned European subsidiary as noted for the six months ended March 31, 1999. However, due to the change in distribution strategy described previously, the reduction in sales commissions more than offset these increases.

Net Income

Net income for the three months ended March 31, 1999 was $1,290,000, or $0.22 per share, as compared with $794,000, or $0.13 per share, in the comparative prior-year period. The Company owns a one-third interest in its South African affiliate and 50% non-controlling interests in a local sales and service organization in Australia and in a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for the three months ended March 31, 1999 and 1998 are the Company's share of (net losses) net profits of these affiliates of ($469,000) and

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income (continued)

$16,000, respectively. In the three months ended March 31, 1999, equity in income of unconsolidated affiliates has been reduced by approximately $580,000, which represents the gross profit on the Company's sales to its affiliates that have not yet been recognized by the affiliates. Excluding the $580,000 elimination of inter-company gross profit, the Company's share of net income of these unconsolidated affiliates was $111,000. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe whose results are not significant and are consolidated in the Company's financial statements.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities and sales and marketing operations, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities which are currently in the final stages of negotiation with its bank which will result in a substantial increase in borrowing capabilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1999 and beyond.

At March 31, 1999, the Company's cash and cash equivalents were $1,151,000 as compared with $834,000 at September 30, 1998. In February 1999, the Company renewed its $5,000,000 line of credit with The Chase Manhattan Bank which allows for borrowings on an unsecured basis and expires on March 31, 2000. Outstanding borrowings will bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of March 31, 1999, $4,500,000 was outstanding under this line of credit.

In September 1998, the Company entered into an agreement with The Chase Manhattan Bank for an additional unsecured line of credit in the amount of $3,500,000 for the repurchase of up to 500,000 shares of the Company's Common Stock. Outstanding borrowings bear interest at the bank's prime rate per annum or, at the Company's option, for borrowings greater than $500,000, LIBOR plus 175 basis points per annum. As of March 31, 1999, $1,294,000 was outstanding under this line of credit which expires on March 31, 2000.

Net cash used in operating activities was $915,000 in the six months ended March 31, 1999. This amount is due to an increase in accounts receivable of $4,234,000, an increase in inventory of $1,043,000, an increase in prepaid expenses and other assets of $85,000 and a decrease in accrued expenses and other current liabilities of $746,000, offset, in part, by net income for the period, adjusted for non-cash items, of $3,475,000, increased accounts payable of $1,557,000 and an increase in income taxes payable of $161,000. Net cash used in operating activities was $1,218,000 in the six months ended March 31, 1998. This amount was primarily due to increased accounts receivable of $2,560,000, an increase in inventory of $2,221,000 and an increase in prepaid expenses and other assets of $75,000, offset, in part, by net income for the period, adjusted for non-cash items of $1,752,000, increased accounts payable of $980,000 and an increase in accrued expenses and other current liabilities of $929,000.

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash used in investing activities in the six months ended March 31, 1999 amounted to $326,000 as compared with $705,000 in the prior year period. Investments in property and equipment in the six months ended March 31, 1999 amounted to $323,000 as compared with $582,000 in 1998. In addition, the Company loaned its joint ventures approximately $123,000 in the six months ended March 31, 1998. These loans have been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

Cash provided by financing activities in the six months ended March 31, 1999 and 1998, consisted of net proceeds from bank borrowings of $1,697,000 and $1,000,000, respectively, augmented by proceeds of $108,000 and $123,000, respectively, received from the exercise of stock options and warrants. In addition, in the six months ended March 31, 1999, cash provided by financing activities was used for the repurchase of the Company's common stock for $247,000.

Quantitative and Qualitative Disclosures About Market Risk

In the opinion of management, the Company's operations do not give rise to transactions or financial instruments which are subject to material quantitative or qualitative market risk.

Year 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses two main areas: (a) information systems and (b) supply chain readiness. To oversee the process, the Company has established a Steering Committee comprised of senior executives. The Company has identified minimal potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. Completion of the remediation and testing is expected in the summer of 1999. To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified, contacted and met with critical inventory suppliers. The Company is also in the process of communicating with its larger customers about their Year 2000 readiness. These meetings and communications are ongoing and the Company is assessing the state of readiness of the various suppliers and customers. The Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario, however, based upon its work to date, the Company believes it would likely be the result of the failure of third parties to be Year 2000 compliant. Accordingly, the Company will formulate contingency plans to limit, to the extent possible, lost revenues and other adverse effects arising from third party failures. Such plans would necessarily be limited to matters over which the Company can reasonably exercise control and may require the acceleration of certain shipments that may necessitate adjustments to the production and procurement schedules. Incremental out-of-pocket costs incurred through March 31, 1999 have not been significant and, based upon the Company's current estimates, the costs of its Year 2000 program are expected to be immaterial. Such costs do not include internal employee costs and costs related to

                        Global Payment Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 (continued)

the deferral of other information technology projects. While the Company does not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to the Company's results of operations or financial condition. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on, directly or indirectly, to be Year 2000 compliant.

Special Note Regarding Forward-Looking Statements

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

                        Global Payment Technologies, Inc.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's 1999 Annual Meeting of Stockholders held on March 23, 1999, stockholders re-elected Richard E. Gerzof to serve as a Class I Director of the Company, to serve until the 2002 Annual Meeting, by a vote of 4,710,602 for and 128,049 withheld.

     Stephen Katz and Martin H. Kern, Class II Directors, continue to serve as directors whose terms expire at the 2000 Annual Meeting.

     Edward Seidenberg and Henry B. Ellis, Class III Directors, continue to serve as directors whose terms expire at the 2001 Annual Meeting.

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


                                           Global Payment Technologies, Inc.


                                           By:  s/ Thomas McNeill
                                                --------------------------------
                                                Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer



Dated:  May 14, 1999