Form 10-Q
period 1999-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1999-08-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         YES  [x]       NO ___

Shares of Common Stock outstanding on August 10, 1999         5,388,700
                                                              ---------

                        Global Payment Technologies, Inc.

                                      Index



PART  I.  FINANCIAL INFORMATION

                                                                                           Page Number
                                                                                           -----------
     Item 1. Financial Statements

             Consolidated Balance Sheets - June 30, 1999 and September 30, 1998                      3

             Consolidated Statements of Income - Nine Months ended June 30, 1999 and 1998            4

             Consolidated Statements of Income - Three Months ended June 30, 1999 and 1998           5

             Consolidated Statements of Cash Flows -
                      Nine Months ended June 30, 1999 and 1998                                       6

             Notes to Consolidated Financial Statements                                          7 - 9

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             10 - 15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
             See Item 2 Above.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                       16

SIGNATURES                                                                                          17

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,  September 30,
                                                                       1999        1998
                                                                     --------    --------
                                                                 (Dollar amounts in thousands,
                                                                       except share data)
                                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $  1,192    $    834
    Accounts receivable from affiliates                                13,670       4,497
    Accounts receivable, less allowance for doubtful accounts
      of $285 and $248, respectively                                    2,822       5,854
    Inventory, less allowance for obsolescence of $881 and
      $942, respectively                                                7,040       8,090
    Prepaid expenses and other current assets                             421         254
    Deferred income tax benefit                                         1,217         584
                                                                     --------    --------

                  Total current assets                                 26,362      20,113

  Property and equipment, net                                           1,650       1,758

  Investments in unconsolidated affiliates                              1,143         582

  Other assets                                                            112         130
                                                                     --------    --------

  Total assets                                                       $ 29,267    $ 22,583
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable to bank                                            $  7,194    $  4,097
    Accounts payable                                                    2,317       2,044
    Accrued expenses and other current liabilities                      2,365       2,925
    Income taxes payable                                                  754         430
                                                                     --------    --------

                  Total current liabilities                            12,630       9,496
                                                                     --------    --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
      5,597,900 and 5,570,300 shares issued                                56          56
    Additional paid-in capital                                          8,456       8,334
    Retained earnings                                                   9,419       5,744
                                                                     --------    --------
                                                                       17,931      14,134
         Less: Treasury stock, at cost, 209,200 and 165,000 shares     (1,294)     (1,047)
                                                                     --------    --------

                  Total shareholders' equity                           16,637      13,087
                                                                     --------    --------

    Total liabilities and shareholders' equity                       $ 29,267    $ 22,583
                                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Nine Months ended June 30,
                                                                    1999           1998
                                                                -----------    -----------
                                                              (Dollar amounts in thousands,
                                                             except share and per share data)
Net sales
  Affiliates                                                    $    25,177    $       556
  Non-affiliates                                                     13,566         27,825
                                                                -----------    -----------
                                                                     38,743         28,381

Cost of sales                                                        23,349         16,362
                                                                -----------    -----------

Gross profit                                                         15,394         12,019

Operating expenses                                                    8,112          8,484
                                                                -----------    -----------

Income from operations                                                7,282          3,535
                                                                -----------    -----------

Other (expense) income:
  Equity in (loss) income of unconsolidated affiliates               (1,350)           137
  Gain on sale of investment in unconsolidated affiliate                 --            385
  Interest (expense) income, net                                       (286)            --
                                                                -----------    -----------
Total other (expense) income                                         (1,636)           522
                                                                -----------    -----------

Income before provision for income taxes                              5,646          4,057

Provision for income taxes                                            1,971          1,611
                                                                -----------    -----------

Net income                                                      $     3,675    $     2,446
                                                                ===========    ===========

Net income per share:
    Basic                                                       $       .68    $       .44
                                                                ===========    ===========
    Diluted                                                     $       .63    $       .41
                                                                ===========    ===========

Common shares used in computing net income
per share amounts:
    Basic                                                         5,377,656      5,514,025
                                                                ===========    ===========
    Diluted                                                       5,837,104      6,022,255
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Three Months ended June 30,
                                                                    1999           1998
                                                                -----------    -----------
                                                              (Dollar amounts in thousands,
                                                             except share and per share data)
Net sales
  Affiliates                                                    $     7,658    $       354
  Non-affiliates                                                      5,593         10,174
                                                                -----------    -----------
                                                                     13,251         10,528

Cost of sales                                                         7,978          6,086
                                                                -----------    -----------

Gross profit                                                          5,273          4,442

Operating expenses                                                    2,512          3,077
                                                                -----------    -----------

Income from operations                                                2,761          1,365
                                                                -----------    -----------

Other (expense) income:
  Equity in (loss) income of unconsolidated affiliates                 (695)            64
  Gain on sale of investment in unconsolidated affiliate                 --            385
  Interest (expense) income, net                                       (109)           (30)
                                                                -----------    -----------
Total other (expense) income                                           (804)           419
                                                                -----------    -----------

Income before provision for income taxes                              1,957          1,784

Provision for income taxes                                              708            715
                                                                -----------    -----------

Net income                                                      $     1,249    $     1,069
                                                                ===========    ===========

Net income per share:
    Basic                                                       $       .23    $       .19
                                                                ===========    ===========
    Diluted                                                     $       .21    $       .18
                                                                ===========    ===========

Common shares used in computing net income
per share amounts:
    Basic                                                         5,386,221      5,526,636
                                                                ===========    ===========
    Diluted                                                       5,920,072      6,054,475
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Nine months ended June 30,
                                                                                   1999       1998
                                                                                 -------    -------
                                                                            (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                     $ 3,675    $ 2,446
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in loss (income) of unconsolidated affiliates                        1,350       (137)
       Depreciation and amortization                                                 528        448
       Provision for losses on accounts receivable                                    59        122
       Provision for inventory obsolescence                                          450        225
       Deferred income taxes                                                        (633)       (59)
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                          (7,946)    (3,494)
         Decrease (increase) in inventory                                            600     (4,624)
         Increase in prepaid expenses and other assets                              (149)       (64)
         Increase in accounts payable                                                273        691
         (Decrease) increase in accrued expenses and other current liabilities      (560)     1,465
         Increase in income taxes payable                                            324        237
                                                                                 -------    -------

NET CASH USED IN OPERATING ACTIVITIES                                             (2,029)    (2,744)
                                                                                 -------    -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals        (420)      (759)
  Investments in unconsolidated affiliates                                          (166)       (45)
                                                                                 -------    -------

NET CASH USED IN INVESTING ACTIVITIES                                               (586)      (804)
                                                                                 -------    -------

FINANCING ACTIVITIES:
  Net proceeds from note payable to bank                                           3,097      2,500
  Purchase of treasury stock                                                        (247)        --
  Issuance of stock upon exercise of stock options and warrants                      123        129
                                                                                 -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,973      2,629
                                                                                 -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 358       (919)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     834      1,913
                                                                                 -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,192    $   994
                                                                                 =======    =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                       $   305    $    38
                                                                                 =======    =======
  Income taxes                                                                   $ 2,271    $ 1,491
                                                                                 =======    =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1998 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

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

NOTE D - NET INCOME PER COMMON SHARE

The Company accounts for earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 1999

NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                      Nine Months Ended                              Nine Months Ended
                                                        June 30, 1999                                  June  30, 1998
                                             (In thousands, except per share data)          (In thousands, except per share data)
                                             -------------------------------------          -------------------------------------
                                           Net Income        Shares       Per Share       Net Income        Shares        Per Share
                                           (Numerator)    (Denominator)    Amounts        (Numerator)    (Denominator)     Amounts
                                           -----------    -------------    -------        -----------    -------------     -------
Net income                                    $3,675                                         $2,446
                                              ------                                         ------

Basic EPS
Net income attributable to Common Stock        3,675         5,377.7          $.68            2,446         5,514.0          $.44
Effect of dilutive securities
Stock options and warrants                        --           459.4           .05               --           508.3           .03
                                              ------         -------        ------           ------         -------        ------

Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     $3,675         5,837.1          $.63           $2,446         6,022.3          $.41
                                              ======         =======        ======           ======         =======        ======


                                                     Three Months Ended                              Three Months Ended
                                                        June 30, 1999                                  June  30, 1998
                                             (In thousands, except per share data)          (In thousands, except per share data)
                                             -------------------------------------          -------------------------------------
                                           Net Income        Shares       Per Share       Net Income        Shares        Per Share
                                           (Numerator)    (Denominator)    Amounts        (Numerator)    (Denominator)     Amounts
                                           -----------    -------------    -------        -----------    -------------     -------
Net income                                    $1,249                                         $1,069
                                              ------                                         ------

Basic EPS
Net income attributable to Common Stock        1,249         5,386.2          $.23            1,069         5,526.6          $.19
Effect of dilutive securities
Stock options and warrants                        --           533.9           .02               --           527.9           .01
                                              ------         -------        ------           ------         -------     ---------

Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     $1,249         5,920.1          $.21           $1,069         6,054.5          $.18
                                              ======         =======        ======           ======         =======     =========

Options to purchase 44,000 shares of Common Stock in the nine months and three months ended June 30, 1999 and 1998 were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

NOTE E - ACQUISITION

On April 7, 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus"), a UK-based software company, for a de minimis amount. This investment is being accounted for under the equity method. Abacus has developed a cash management system of which the Company's validators

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 1999

NOTE E - ACQUISITION (continued)

are a key component. In addition, the Company and the principal of Abacus have formed Abacus Financial Management, Inc. USA, which is 80% owned by the Company and which has the exclusive right to distribute Abacus' product in North America. To date, there has been no significant activity in this entity.

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Pursuant to SFAS No. 137, which was issued in June 1999, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments imbedded in hybrid contracts that were issued, acquired, or substantively modified after either December 31, 1997 or 1998, at the company's election.

While the Company operates in international markets, it does so presently without the use of derivative instruments and therefore SFAS No. 133 is not currently applicable.

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1998 and 1997, and for the quarters ended June 30, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

                        Global Payment Technologies, Inc.
                                  June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-KSB for the year ended September 30, 1998.

Results of Operations

Nine months ended June 30, 1999 compared with nine months ended June 30, 1998

Sales

Net sales increased by 36.5%, or $10,362,000, to $38,743,000 in the nine months ended June 30, 1999, as compared with $28,381,000 in the comparative prior-year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry.

On June 24, 1999, the Company announced that it expects its fourth quarter sales to be negatively impacted by a temporary softness in the Australian gaming market, the Company's largest export region. While earnings will also be negatively impacted in the fourth quarter, the reduction is anticipated to be partially offset by recognizing income on a portion of the Company's previously deferred inter-company gross profit as the inventory at its Australian affiliate sells through to the customer. The Company expects overall production and shipments in its first quarter of fiscal 2000 to return to levels achieved earlier in the year.

Gross Profit

Gross profit increased to $15,394,000, or 39.7% of net sales, in the nine months ended June 30, 1999 from $12,019,000, or 42.3% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of a change in the Company's distribution method which began during the fourth quarter of fiscal 1998, whereby the Company sells directly to its Australian and South African affiliates which subsequently sell the Company's products into those respective markets. Previously, the Company sold directly to the customer, recognizing additional revenues and the related commission expense. In the nine months ended June 30, 1999, the Company's gross profit as a percent of net sales was consistent with the comparative prior-year period, after excluding the effects of this change in distribution method.

Operating Expenses

Operating expenses decreased to $8,112,000, or 20.9% of net sales, in the nine months ended June 30, 1999 as compared with $8,484,000, or 29.9% of net sales, in the comparative prior-year period. The Company's operating expenses increased due to higher staffing and related payroll costs to support its growth strategy in fiscal 1999 and beyond, and to a lesser extent, through inclusion of the operating expenses of the Company's 70%-owned European subsidiary, formed in June 1998 and consolidated in the results of the Company's operations thereafter. However, due to the change in distribution strategy described previously, the reduction in sales commissions more than offset these increases. On a comparable basis, exclusive of the effects of these sales commissions, operating expenses as a percentage of net sales for the nine months ended June 30, 1999 and 1998 were 20.9% and 26.4%, respectively.

                        Global Payment Technologies, Inc.
                                  June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Net Income

Net income for the nine months ended June 30, 1999 was $3,675,000, or $0.63 per share, as compared with $2,446,000, or $0.41 per share, in the comparative prior-year period. The Company owns a one-third interest in its South African affiliate, a 25% interest in a UK-based software company and 50% non-controlling interests in a local sales and service organization in Australia and in a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for the nine months ended June 30, 1999 and 1998 are the Company's share of (net losses) net profits of these affiliates of ($1,350,000) and $137,000, respectively. In the nine months ended June 30, 1999, equity in income of unconsolidated affiliates has been reduced by approximately $1,745,000, which represents the Company's share of gross profit on sales to its affiliates that have not yet been recognized by the affiliates. Excluding the elimination of inter-company gross profit, the Company's share of net income of these unconsolidated affiliates was $395,000 as compared with $137,000 in the prior-year period. Such increase is principally due to improved operating results at the Company's South African affiliate. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe whose results are not significant and are consolidated in the Company's financial statements. During the nine months ended June 30, 1998, the Company recognized an after-tax gain of $225,000, or $.04 per share, which was the result of the sale of a portion of the Company's equity interest in its South African affiliate. On a comparable basis, excluding the effect of this one-time gain, net income for 1999 increased by 65.5% to $3,675,000, or $.63 per share, as compared with $2,221,000, or $.37 per share, in 1998.

Three months ended June 30, 1999 compared with three months ended June 30, 1998

Sales

Net sales increased by 25.9%, or $2,723,000 to $13,251,000 in the three months ended June 30, 1999 as compared with $10,528,000 in the comparative prior-year period. The Company attributed the strong revenue growth to increased demand for its bill validator products in the international gaming industry.

Gross Profit

Gross profit increased to $5,273,000, or 39.8% of net sales, in the three months ended June 30, 1999 from $4,442,000, or 42.2% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of a change in the Company's distribution method which began during the fourth quarter of fiscal 1998, whereby the Company sells directly to its Australian and South African affiliates which subsequently sell the Company's products into those respective markets. Previously, the Company sold directly to the customer, recognizing additional revenues and the related commission expense. In the three months ended June 30, 1999, the Company's gross profit as a percent of net sales was consistent with the comparative prior-year period, after excluding the effects of this change in distribution method.

                        Global Payment Technologies, Inc.
                                  June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Operating Expenses

Operating expenses decreased to $2,512,000, or 19.0% of net sales, in the three months ended June 30, 1999 as compared with $3,077,000, or 29.2% of net sales, in the comparative prior-year period. The Company's operating expenses increased due to higher staffing and related payroll costs to support its growth strategy in fiscal 1999 and beyond, and to a lesser extent, through inclusion of the operating expenses of the Company's 70%-owned European subsidiary as noted for the nine months ended June 30, 1999. However, the reduction in sales commissions, due primarily to the change in distribution strategy described previously, more than offset these increases. On a comparable basis, exclusive of the effects of these sales commissions, operating expenses as a percentage of net sales for the three months ended June 30, 1999 and 1998, were 19.0% and 25.6%, respectively.

Net Income

Net income for the three months ended June 30, 1999 was $1,249,000, or $0.21 per share, as compared with $1,069,000, or $0.18 per share, in the comparative prior-year period. The Company owns a one-third interest in its South African affiliate, a 25% interest in a UK-based software company and 50% non-controlling interests in a local sales and service organization in Australia and in a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for the three months ended June 30, 1999 and 1998 are the Company's share of (net losses) net profits of these affiliates of ($695,000) and $64,000, respectively. In the three months ended June 30, 1999, equity in income of unconsolidated affiliates has been reduced by approximately $740,000, which represents the Company's share of gross profit on sales to its affiliates that have not yet been recognized by the affiliates. Excluding the elimination of inter-company gross profit, the Company's share of net income of these unconsolidated affiliates was $45,000 as compared with $64,000 in the prior-year period. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe whose results are not significant and are consolidated in the Company's financial statements. During the three months ended June 30, 1998, the Company recognized an after-tax gain of $225,000, or $.04 per share, which was the result of the sale of a portion of the Company's equity interest in its South African affiliate. On a comparable basis, excluding the effect of this one-time gain, net income for 1999 increased by 48.0% to $1,249,000 or $.21 per share, as compared with $844,000, or $.14 per share, in 1998.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve manufacturing and product development capabilities and sales and marketing operations, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its new credit facility agreement dated July 15, 1999, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 1999 and beyond.

                        Global Payment Technologies, Inc.
                                  June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

At June 30, 1999, the Company's cash and cash equivalents were $1,192,000 as compared with $834,000 at September 30, 1998. On July 15, 1999, the Company entered into a credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable monthly, with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. Simultaneous with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities.

Net cash used in operating activities was $2,029,000 in the nine months ended June 30, 1999. This amount is due to an increase in accounts receivable of $7,946,000, an increase in prepaid expenses and other assets of $149,000 and a decrease in accrued expenses and other current liabilities of $560,000, offset, in part, by net income for the period, adjusted for non-cash items, of $5,429,000, a decrease in inventory of $600,000, increased accounts payable of $273,000 and an increase in income taxes payable of $324,000. Net cash used in operating activities was $2,744,000 in the nine months ended June 30, 1998. This amount was due to increased accounts receivable of $3,494,000, an increase in inventory of $4,624,000 and an increase in prepaid expenses and other assets of $64,000, offset, in part, by net income for the period, adjusted for non-cash items of $3,045,000, increased accounts payable of $691,000, an increase in accrued expenses and other current liabilities of $1,465,000 and an increase in income taxes payable of $237,000.

Cash used in investing activities in the nine months ended June 30, 1999 amounted to $586,000 as compared with $804,000 in the prior year period. Investments in property and equipment in the nine months ended June 30, 1999 amounted to $420,000 as compared with $759,000 in 1998. In addition, the Company made additional investments to its joint ventures of $166,000 and $45,000 in the nine months ended June 30, 1999 and 1998, respectively, which have been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

Cash provided by financing activities in the nine months ended June 30, 1999 and 1998, consisted of net proceeds from bank borrowings of $3,097,000 and $2,500,000, respectively, augmented by proceeds of $123,000 and $129,000, respectively, received from the exercise of stock options and warrants. In addition, in the nine months ended June 30, 1999, cash provided by financing activities was used for the repurchase of the Company's common stock for $247,000.

                        Global Payment Technologies, Inc.
                                  June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Quantitative and Qualitative Disclosures About Market Risk

In the opinion of management, the Company's operations do not give rise to transactions or financial instruments which are subject to material quantitative or qualitative market risk.

Year 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses two main areas: (a) information systems and (b) supply chain readiness. To oversee the process, the Company has established a Steering Committee comprised of senior executives. The Company has identified minimal potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. Completion of the remediation and testing is expected in the summer of 1999. To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified, contacted and met with critical inventory suppliers. The Company is also in the process of communicating with its larger customers about their Year 2000 readiness. These meetings and communications are ongoing and the Company is assessing the state of readiness of the various suppliers and customers. The Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario; however, based upon its work to date, the Company believes it would likely be the result of the failure of third parties to be Year 2000 compliant. Accordingly, in the event the Company is aware of a potential problem with third parties, it will formulate contingency plans to limit, to the extent possible, lost revenues and other adverse effects arising from third party failures. Such plans would necessarily be limited to matters over which the Company can reasonably exercise control and may require the acceleration of certain shipments that may necessitate adjustments to the production and procurement schedules. Incremental out-of-pocket costs incurred through June 30, 1999 have not been significant and, based upon the Company's current estimates, the costs of its Year 2000 program are expected to be immaterial. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While the Company does not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to the Company's results of operations or financial condition. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on, directly or indirectly, to be Year 2000 compliant.

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

                        Global Payment Technologies, Inc.
                                  June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Special Note Regarding Forward-Looking Statements (continued)

key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the Company's and its customers' and vendors' readiness for Year 2000 compliance; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; and other risks described in the Company's Securities and Exchange Commission filings.

                        Global Payment Technologies, Inc.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

   Exhibit #                    Description
   ---------                    -----------

      4.1 Credit Agreement dated July 15, 1999 between the Company and The Chase Manhattan Bank ("Chase"). (1)

      4.1(a) Revolving Credit Note dated July 15, 1999 issued by the Company to Chase. (1)

      4.1(b)   Term Note dated July 15, 1999 issued by the Company to Chase. (1)

      4.1(c) Limited Corporate Guaranty dated July 15, 1999 issued by Abacus Financial Management Systems Ltd. USA to Chase. (1)

      4.1(d) Pledge Agreement dated July 15, 1999 between the Company and Chase. (1)

     10.11 Employment Agreement dated May 1, 1999 between the Company and Thomas McNeill. (1)

      27       Financial Data Schedule (1)


---------
(1)  Filed herewith.



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



Dated:  August 12, 1999