Form 10-K
period 1999-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 1999-12-28
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 1999

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                           11-2974651
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

 20 East Sunrise Highway, Suite 201, Valley Stream, New York       11581
             (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code  516-256-1000

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on December 21, 1999, was approximately $40,732,800.

     As of December 21, 1999, the registrant had a total of 5,624,675 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of the registrant for the year ended September 30, 1999 are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business

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

The Company designs and manufactures currency validation systems including paper currency validators and related paper currency stackers, and sells its products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming and gaming related equipment, beverage and vending machines and retail equipment that dispense products, services, coinage and other currencies. Note stackers are sold with most validators and are designed to store validated paper currency and, in some cases, record and store information on contents, usually in secure removable cassettes. Although the Company knows of no commercially available validator that is counterfeit-currency-proof, the Company's validators and stackers offer significant protection against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. The Company's validators are adaptable to a wide variety of original equipment manufacturer ("OEM") applications and have been engineered into the design of most major gaming and numerous beverage and vending machines sold worldwide. The Company's products offer a highly competitive level of performance and are designed to provide ease of maintenance and repair.

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, Global Payment Technologies South Africa Pty. Ltd. ("GPT-SA"), which on July 3, 1998, changed its name to Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"). On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPT-SA. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPT-SA's founding shareholders), as well as additional shares directly from GPT-SA, which reduced the Company's ownership of GPT-SA from 50% to 33%. On November 1, 1999, GPTHL formed
International Payment Systems Pty. Ltd. ("IPS") and assigned its rights to all of the non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line"), a Florida-based Nasdaq listed company specializing in Internet wagering and other casino based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management. The ability to distribute On-Lines' products allows GPTHL to broaden its market and product line. With the closing of this transaction, the Company now has a 23.5% interest in GPTHL.

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate, Hangzhou CBV Plastics Corp. Ltd. This entity manufactures plastic and metal components, some of which are used by the Company in its production.

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty. Ltd ("GPTA"). This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis.

In June 1998, the Company formed Global Payment Technologies (Europe) Limited ("GPT-Europe"), which is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe. GPT-Europe purchased the assets and assumed the liabilities of Global Payment Technologies (U.K.) Ltd. ("GPT-UK"), the Company's prior independent European distributor, as of February 28, 1998. The Company owns 70% of GPT-Europe, with the remaining 30% owned by GPT-Europe's operations manager, a former principal of GPT-UK.

On April 7, 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus"), a UK-based software company. Abacus has developed a cash management system, of which the Company's validators are a key component, primarily intended to serve the retail market. In addition, the Company and the principal of Abacus have formed Abacus Financial Management, Inc. USA, which is 80% owned by the Company and has the exclusive right to distribute Abacus' product in North America.

Background and History

In the 1980s, a general trend developed with respect to an increase in the incorporation of paper currency validators in a large number of beverage, food and novelty vending machines that offered primarily low-priced items. During the 1990s, subsequent technological improvements in the sensory capabilities of validators created the ability to process high volumes of larger denomination notes, which led to the extensive use of validators in many new applications including casino gaming machines, lottery ticket dispensing devices and postage, transportation, parking and high-value vending machines. This trend accelerated during the 1990s as a result of the realization that currency validators positively impacted sales revenues and the overall growth in the worldwide gaming and beverage and vending industries.

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to $16.7 million in fiscal 1996, to $23.9 million in fiscal 1997, to $39.4 million in fiscal 1998, and to $43.9 million in fiscal 1999. Prior to January 1993, the Company's marketing efforts were directed primarily toward domestic distribution and end-users that focused on the replacement and retrofit markets for validators in amusement and gaming machines. Commencing in January 1993, the Company began to focus its marketing efforts on OEMs of gaming machines and automated vending machines that dispense beverages, telephone cards and postage stamps. In addition, since January 1993, the Company has progressively increased its marketing efforts to the international market for currency validation systems, particularly targeting the international gaming industry. The Company's international sales amounted to 80%, 84% and 73% of net sales in fiscal 1999, 1998 and 1997, respectively. Management believes the international market for currency validation systems may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity. However, the Company has been able to increase its presence in the domestic gaming market as a result of increased domestic activity by certain of the Company's international customers and through increased sales and support provided by the Company's branch office located in Las Vegas, Nevada.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which focus primarily on the broader, higher-volume market using standardized product configurations. This focus has been effective in the worldwide gaming market and is the "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the Company's competition. The focus of this strategy has, and continues to be, the creation of an increasing presence in the international gaming industry which continues to gain momentum as markets and customers grow. In 1997, this strategy led to the Company's products being designed into most of the major OEMs' gaming machines. In 1998, this strategy led to new customers that opted to use the Company's products based on its growing strength internationally and its reputation for working closely to adapt to customers' needs. In 1999, the Company continued to strengthen and grow its relationships with the OEMs through increased joint marketing and advertising efforts and by creating databases to allow the OEMs an opportunity to seek new potential markets worldwide. As a result, the Company is now in the position to gain additional business based on its acceptance as the currency validation standard for a number of growing markets worldwide. The establishment of a strong international presence continues to provide for growth opportunities in the domestic gaming sector, as this market is viewed as an important target for expansion by several of the Company's international customers. In 1999, the Company also began a seminar program that provided certain key customers and their personnel with an in-depth orientation of the Company and its operations.

In 1998, the Company expanded its marketing efforts to include the end-users (i.e., casino operators) who purchase machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company also focused on creating business in the retrofit market for certain important gaming venues such as Nevada, where gaining market presence would provide improved visibility and credibility in the domestic market. The expected results of improved recognition were achieved in 1998. In 1999, this strategy of working with the end-users was expanded to include more direct operator technical training and participation in seminars with the Company's OEM customers. By marketing directly to the end-users in conjunction with the OEMs, the Company expects its products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of the Company's competition. During 1999, the Company began to develop programs and plans to allow for improved education of its customers. Such programs and plans will include the development of formally documented maintenance schedules and similar programs to be proposed to customers during 2000. These maintenance programs will likely be offered in coordination with the Company's OEM customers, and are intended to broaden awareness of the Company and its products within the gaming industry. Additionally, the Company will be focusing increased marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate itself from the competition. As a specific example, the Company will have an excellent opportunity in the domestic market to interface and train its end-users when the new $5 and $10 notes are released, which is expected in May 2000. The Company and its OEM customers will work together at the casino technical and management levels during this upgrade process, which should generate increased goodwill and understanding of the Company and its commitment to service. This overall strategy allows the Company's products to continue to demonstrate the high performance and quality achieved in a number of worldwide markets.

The Company's strategy in the large worldwide beverage and vending industry has been, and will continue to be, the same "niche" effort that has been successful in the gaming marketplace. In 1998 and 1999, the Company continued to focus its efforts on creating relationships with the major OEMs and end-user customers in certain emerging international markets. By working with both the OEMs and end-users to adapt its products to meet their needs, the Company is beginning to create a growing presence in the beverage and vending market with its current product lines. This flexibility to adapt its products to meet customers' needs led to a successful product launch in Russia during 1998 and has allowed the Company to establish new sales in Europe with major vending operators. In 2000, this strategy will continue to be used to develop particular areas such as the emerging markets in Eastern Europe and the Pacific Rim. Management believes this strategy will assist in providing the Company with increased visibility and credibility in the overall beverage and vending industry. The Company has recognized the need to develop a product that can more effectively compete in terms of price and features with other manufacturers' validators in these industries and has placed a high priority on this product development effort. The Company expects to begin field trials during the fourth calendar quarter of 2000. Also in 2000, in an effort to gain momentum in the worldwide vending market for the planned new product release, the Company is modifying its current Generation II product planned to be more price competitive, primarily in the international vending marketplace. This effort is expected to provide the
Company with additional market penetration and sales revenues in the international vending market during fiscal 2000.

The Company's revenue growth is due primarily to its focus on the customer as well as on the development of products that utilize features that add value to its customers in the gaming and beverage and vending industries. This strategy will be further expanded with the anticipated release and trials of three new products beginning with the second calendar quarter of 2000. The Company will strive to raise the level of currency acceptance and counterfeit rejection of its validators to new standards, in addition to expanding the functions of the validator to handle the processing of payments or transactions through a variety of media, both paper and electronically based. During 2000, the Company will also strive to expand its product base through its worldwide joint venture partners and strategic alliances with other companies that offer technologies that are synergistic to its currency validation products. Management expects to build upon the strengths and skills developed by the Company's joint venture partners in areas such as electronic funds transfer point-of-sale (EFTPOS) hardware and software development.

Through the creation of integrated payment solutions for its customers, the Company will continue to provide value-added products and services.

The Company's overall sales and marketing strategy in both the worldwide gaming and beverage and vending markets is to deliver a high quality product supported by a local sales and service organization in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia and South Africa where the Company's products are accepted as the industry standard in the gaming market. Also toward this end, during fiscal 1996 and fiscal 1997, the Company established joint ventures that provide local sales and service in both Australia and South Africa and strengthened its distributor relationship in Italy. In addition, during fiscal 1998 the Company formed GPT-Europe to provide local sales and service in Europe. During 1999, the Company expanded its local sales and service network in Southeast Asia, as it signed a three-year distribution agreement with RGB Ltd., a Malaysian company ("RGB"). RGB has been a customer of the Company for several years and, through its organization and many contacts in the region, this alliance should strengthen the Company's reputation in this region and provide new sales opportunities. The Company expects to continue to expand its international sales and service capabilities throughout 2000.

To date, the Company's success has been dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and beverage and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company believes that aspects of its technology and manufacturing expertise - for example, the technology applicable to electro-optical scanning and certain of its patented technologies and proprietary algorithms, may be applicable to products and systems for conducting transactions using forms of currency other than paper. The Company is currently investigating, and will continue to investigate, such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems.

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $300,000, $350,000 and $245,000 during fiscal 1999, 1998 and fiscal 1997, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications and markets. The Company's new product development efforts are focused on the design of its next generation of validator products, the first of which will be the Generation III IDS. The Company anticipates beginning field trials in the second calendar quarter of 2000 with  commercial  availability  in the third calendar  quarter of 2000.  Late in calendar 2000, the Company plans to introduce a new product designed specifically to address the requirements of the beverage and vending marketplace. This product is expected to be commercially available in early 2001 and is intended to enable the Company to increase its overall market penetration and share of validator sales to the international beverage and vending marketplace. Building from its engineering libraries, the Company anticipates the introduction of a third new product in early 2001 that will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets.

The Company's principal products include three basic validator models and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 1998 and 1999, this shift continued and Generation II product line sales accounted for 72% and 79%, respectively of unit sales. The Generation III IDS product has been designed to be a drop-in replacement for Generation II IDS and is focused toward bringing new technological features to the marketplace. Once the Generation III product line is commercially available, the Company expects sales to shift from its Generation II product line. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products to its Generation II products and will continually assess the adequacy of inventory reserves for the anticipated shift in demand towards its Generation III products.

The Model 125 ("M-125") is the Company's first generation multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving upstack design makes it popular for use in machines where space is at a premium. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 1998 and 1999, M-125 sales were primarily in vending applications in Italy, helping to grow the Company's presence and credibility in that important European market. It is expected that this product will begin to be replaced in fiscal 2001 by a new beverage and vending product currently under development.

The Model 150 ("M-150") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-150 is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service, Department of Gaming Enforcement ("DGE") and Gaming Laboratories, Inc. ("GLI") approved. Due to the growth and acceptance of the Generation II product line, the M-150 product has been substantially reduced in 1999 and is expected to be completely phased out by early 2001.

The Company's Generation II product line features several technological advances designed specifically to meet the exacting requirements of the gaming industry. The Generation II line includes the Company's "IDS," "IDUS," "IBS," and "IBSi" validators. The IBSi has been positioned as a replacement for the Company's first generation M-150 validator. Generation II products have been approved by DGE and GLI, as well as by a number of U.S. and international test labs.

Generation II validators are offered in a wide variety of configurations that can provide solutions for most worldwide gaming markets, as well as for many beverage and vending markets. Generation II validators can be configured for down-stack applications which allow the note stacker, a security removable cassette, to be reached through a separate front entrance in the gaming machine. Rear stacker configurations are also available. The front section of all Generation II validator units can be opened easily to allow for maintenance, repair or clearance of the currency pathway without violating the integrity of the associated security stacker. Generation II validators offer currency acceptance of notes up to 3.34 inches (85 mm) in width and have enhanced features for gaming and high security applications. These features include a multi-level high security validation process with side-looking sensors, an animated bill runway with "smart visuals" for customer attraction and diagnostics, a user-selectable currency denomination acceptance and an optional bar-code reader for tickets and coupons. The Generation II line also offers a "soft drop analyzer" ("SDA") option. This patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship, which the Company believes is standard for the industry. The Company or its authorized service agents will repair or replace any units which require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranteed as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2000. Over the last three years, the Company has experienced an increase in its cost of warranting its products. Warranty expense for 1999, 1998 and 1997 was $490,000, $175,000 and $130,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred. The increase in 1999 was the result of increased unit sales of the Company's products, changes in design to comply with regulatory requirements and additional costs to maintain its various components.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel conducts the Company's primary sales and marketing efforts in both the domestic and international markets. During the latter part of fiscal 1996 and during fiscal 1997, the Company established joint ventures providing local sales and service in the key markets of South Africa and Australia and a Company-owned sales and service office was opened in the important Las Vegas, Nevada market. During fiscal 1998, the Company formed GPT-Europe, a 70%-owned entity, to provide local sales and service in Europe and acquired the assets and liabilities of its former independent European distributor. During 1999, the Company expanded its local sales and service capabilities in Southeast Asia as it signed a three-year distribution agreement with RGB Ltd., a Malaysian company. The overall sales and service network provides effective international coverage for the Company's products and customers and is an indication of the Company's commitment to providing superior service worldwide.

During fiscal 1998 and 1999, the Company expanded its "Technical Services" and "Customer Service" groups, which were formed in 1997 and allowed the Company to become more customer focused. During fiscal 2000, the Company anticipates further expansion of the sales and marketing structure to support additional sales opportunities worldwide. This expansion will include adding key personnel to its corporate and Las Vegas offices to focus on new sales opportunities and to provide superior technical support and customer service to OEMs and end-users worldwide. This will allow senior management to focus on developing opportunities embracing new technologies that will provide products and partnerships for the future.

Customer Concentration

During fiscal 1999, the Company's largest customer, GPTA, accounted for approximately 59% of net sales. In addition, a significant portion of GPTA's sales is to Aristocrat Leisure Industries Pty Ltd. Net sales to the gaming industry accounted for approximately 87% of the Company's revenues, with the remaining 13% primarily from product applications in the beverage and vending industry. The Company anticipates a further reduction of its dependence on its largest customer and the gaming industry by expanding its customer base and by the introduction of its next generation of validation products for the beverage and vending marketplace.

Manufacturing

Since 1995, the Company's operations have been conducted from a leased facility of 40,000 square feet, which houses the manufacturing and administrative functions in Hauppauge, New York. During fiscal 1997, due to the need for increased production space to meet ongoing and anticipated future sales growth, the Company leased an additional 5,000 square feet of space located adjacent to the existing Hauppauge facility.

The Company's manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for the final assembled product. Direct control over fabrication and testing permits the Company to shorten its production cycle and protect patented and proprietary technology. During fiscal 1998 the Company significantly improved its overall manufacturing productivity, as measured by a production capacity increase of approximately 48% without adding a production shift. This was achieved by a combination of increased staff as well as improved manufacturing efficiencies. In fiscal 1999 the Company achieved additional manufacturing productivity improvements, which enabled the Company to achieve a 26% unit sales increase to its approximately 98,000 validators. During fiscal 1999, the Company began to plan its transition to demand flow technology ("DFT") in a portion of its manufacturing. It is anticipated that DFT, when fully implemented in fiscal 2000, will enable the Company to reduce its inventory, reduce total product cycle time, and most importantly, increase its flexibility in responding to customer orders.

The Company depends on a limited number of suppliers for various stamped or formed housings, gears, cogs and wheels and electronic assemblies or components, including certain microprocessor chips. The Company believes that concentrating its purchases from its existing suppliers provides, in certain cases, better prices, better quality and consistency and more reliable deliveries. The Company maintains on-going communications with its suppliers to prevent interruptions in supply and, to date, generally has been able to obtain adequate supplies in a timely manner. The Company has entered into volume blanket purchase agreements with selected suppliers to guard against shortages of unique components, thereby limiting the Company's exposure to business interruptions. Furthermore, many of the electronic components used by the Company, including its microprocessors, are widely used in many applications and are available from a number of sources. However, the short wavelength light source that forms a critical part of the Company's optical scanning device is now commercially available from only a very limited number of suppliers. The Company believes that if such supply were to become unavailable, its units could be redesigned to use other light sources and still remain competitive in the marketplace. However, any interruption in the supply of key components which cannot be quickly remedied could have a materially adverse effect on the Company's results of operations.

Competition

The market for the Company's products is very competitive and the number of competitors and their product offerings have increased due to the growing worldwide marketplace. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. Additionally, certain of these companies have acquired competitors with synergistic product lines in an effort to offer a more complete product line. In 1998, Coin Controls Limited ("Coin Controls") acquired Ardac, Inc. ("Ardac"), a domestic currency validator manufacturer. Coin Controls had primarily focused on the validation of coins worldwide for the gaming and amusement industries. With the acquisition of Ardac, Coin Controls changed its name to Money Controls PLC ("MCP") and the two companies together had the ability to package its coin mechanism with a currency validator for both the gaming and beverage and vending industries. In November 1999 MCP announced its agreement to be acquired by Coin Acceptors, Inc. ("Coinco"), a St. Louis based supplier of primarily vending products. This now provides the Company with a competitor that has a strong integrated gaming and beverage and vending product line, as well as strong relationships in both industries. A similar competitive concept has been in place with Mars Electronics International ("MEI"), an entity that has products able to serve both the gaming and the beverage and vending marketplace.

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coinco. Accordingly, such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, Ardac, Japan Cash Machines Co., Ltd. ("JCM"), Sanyo, Conlux, Coegis and Cashcode Company, Inc. are recognized competitors in the growing international beverage and vending market.

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, the Company competes for gaming machine business with JCM, MEI and Ardac. In the secondary low-value gaming markets, Innovative Technology, Ltd. maintains a significant market share due to its low-cost approach to this market. The Company has focused its marketing efforts on the higher-priced domestic and international gaming validator business and competes on the basis of quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies, as well as a competitive price point.

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

Intellectual Property

The Company relies on certain proprietary know-how and trade secrets to protect its technology. Important components of this proprietary information are the Company's library of distinguishing characteristics of the currencies, which its validators scan and validate, and its proprietary algorithms. The Company has entered into non-disclosure and secrecy agreements with all of its employees having access to this technology.

The Company holds nine U.S. patents as follows: design for "Escrow Box for Coin Operated Machines," U.S. Patent No. 0283518 issued April 22, 1986; "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," U.S. Patent No. 4884671 issued December 5, 1989; "Anti-fraud Currency Acceptor," U.S. Patent No. 5259490 issued November 9, 1993; "Bill Accumulating and Stacking Device," U.S. Patent No. 5322275 issued June 21, 1994; "Mechanism for Insuring Alignment of Currency in Currency Validators," U.S. Patent No. 5527031 issued June 18, 1996 (expiring in April 2000); "Soft Count Tracking System," U.S. Patent No. 5630755 issued May 20, 1997; "Paper Currency Validator (Side-Looking Sensors)," U.S. Patent No. 5806649 issued September 15, 1998; "Electrical Switch Connectors," U.S. Patent No. 5842879 issued December 1, 1998 and "Stacker Mechanism for Stacking Bank Notes" U.S. Patent No. 5899452 issued May 4, 1999. Certain patents cover technology used in the Company's first and second generation validator product lines and the remaining patents cover technology used in certain special models. The

Company has also applied for two additional U.S. patents, the most important of which covers the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned. In addition, on September 30, 1999 the Company filed a reissue application with the U.S. Patent and Trademark Office to amend and broaden the claims of U.S. Patent No. 5630755.

In addition to its U.S. patents and pending applications, the Company has also applied for patent protection in a large number of international markets. If corresponding foreign patents are obtained, the Company believes that these patents could provide important protection for certain technological advantages its validators possess in international markets. However, the Company does not believe that it will be materially and adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. In December 1999, the Company received its first international patent issued by the Eurasian Patent Convention covering the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned.

The Company licensed certain patented proprietary technology covered by U.S. Patent No. 5630755 to Ardac, Inc. in 1999. Such license settled a patent infringement suit initiated by the Company and provides for the payment of license fees based on unit sales of certain of Ardac's products.

Although the Company has not received any claims asserting infringement of the proprietary rights of third parties, there can be no assurances that third parties will not assert such claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in protracted or costly litigation.

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

Employees

On December 20, 1999, the Company had 222 employees, including 7 executives; 22 sales, technical support and customer service representatives; 41 engineers and software developers; 35 materials, quality control and quality assurance personnel; 25 administrative and clerical personnel; and 92 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the Company's and its customers' and vendors' readiness for year 2000 compliance; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international market in which the Company operates; and other risks described in the Company's Securities and Exchange Commission filings.

Item 2. Properties

The Company leases approximately 45,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring March 31, 2000, at an annual base rental of approximately $299,000 in fiscal 1999, increasing to approximately $306,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future and is currently in negotiations to extend the lease term. The Company leases approximately 6,600 square feet in Valley Stream, New York, for a term expiring February 28, 2002, at an annual base rental of approximately $154,000 in fiscal 1999, increasing annually to approximately $170,000 in the final year of the term. This facility houses the executive, accounting and certain sales functions of the Company. The Company also leases approximately 3,600 square feet in Las Vegas, Nevada, for a term expiring January 31, 2004, at an annual base rental of approximately $45,000 increasing annually to approximately $50,000 in the final year of the term. This facility houses certain sales and service functions of the Company.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

a)   Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 1998 and 1999.

                                                        Common Stock
                                                  ------------------------
         Quarter Ended                             High              Low
         -------------                            ------            ------
         December 31, 1997                        11 7/8            8
         March 31, 1998                           15 1/2            8 1/4
         June 30, 1998                            14 7/8            7 1/4
         September 30, 1998                       11 5/8            4 1/2
         December 31, 1998                         8 7/8            5  5/8
         March 31, 1999                           12 11/16          7 3/8
         June 30, 1999                            15 3/4            7 1/4
         September 30, 1999                        9 3/8            7 5/8


b)   Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 21, 1999, were 1,548 and 53, respectively.

c)   Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS
(In thousands, except earnings per share)

--------------------------------------------------------------------------------------
Year Ended September 30           1995(2)      1996      1997      1998         1999
--------------------------------------------------------------------------------------
Net Sales                        $14,125      $16,693   $23,868   $39,388      $43,896
Net income                         1,166          272     1,475     3,356(3)     3,962
Diluted earnings per share (1)       .23          .05       .25       .56          .68
Total assets                      10,562       10,903    14,154    22,583       26,204
Long term debt obligations          --           --        --        --          4,994
Stockholders' equity               8,647        8,919    10,417    13,087       17,038

(1) Diluted earnings per share have been adjusted to give a retroactive effect to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.

(2) Gives pro forma effect in 1995 to full-year "C" corporation income taxes. Prior to the public offering in 1995, the Company was taxed as a subchapter "S" corporation.

(3) Includes an after-tax gain of $225,000 from the sale of a one-third interest in the Company's unconsolidated South African affiliate.

QUARTERLY INFORMATION
(In thousands, except earnings per share)

                                              Quarter Ended
--------------------------------------------------------------------------------
                              Dec. 31   Mar. 31   June 30     Sept. 30      Year
--------------------------------------------------------------------------------
Fiscal 1998

Net sales                     $ 7,686   $10,167   $10,528      $11,007   $39,388
Gross profit                    3,301     4,277     4,442        4,355    16,375
Net income                        583       794     1,069(1)       910     3,356
Diluted earnings per share       0.10      0.13      0.18         0.15      0.56

--------------------------------------------------------------------------------
Fiscal 1999

Net sales                     $12,302   $13,189   $13,251      $ 5,154   $43,896
Gross profit                    4,852     5,269     5,273        1,842    17,236
Net income                      1,136     1,290     1,249          287     3,962
Diluted earnings per share       0.20      0.22      0.21         0.05      0.68

(1) Includes an after-tax gain of $225,000 from the sale of a one-third interest in the Company's unconsolidated South African affiliate.

Item 7.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Fiscal year ended September 30, 1999 compared with September 30, 1998

Sales

Net sales for fiscal 1999 increased by 11.4% to $43.896 million as compared with $39.388 million in fiscal 1998. The sales growth in fiscal 1999 is attributable to increased demand for the Company's bill validator products primarily in the international gaming industry, and specifically in Australia. Increased sales in Australia and to the domestic gaming industry amounted to approximately $7.1 million and $1.2 million, respectively. These increases were partially offset by a decrease of approximately $1.7 million in sales to the Russian beverage and vending market resulting from a decline in the economic conditions of that country, as well as a decrease of approximately $1.6 million in sales to Europe. Accordingly, gaming sales increased 20% to $39.585 million and beverage and vending sales decreased 33% to $4.311 million. Net sales to international customers accounted for 80.4% and 83.9% of net sales in fiscal 1999 and 1998, respectively.

Gross Profit

Gross profit increased to $17.236 million, or 39.3% of net sales, in fiscal 1999 as compared with $16.375 million, or 41.6% of net sales, in the prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of a change in the Company's distribution method that began during the fourth quarter of fiscal 1998. At that time the Company began to sell directly to its Australian and South African affiliates which subsequently sell the Company's products into those respective markets. As a result of this change, 1999 results reflect lower sales and gross profit, and a commensurate reduction in sales commissions within its operating expenses.

Operating Expenses

Operating expenses in fiscal 1999 decreased to $10.306 million, or 23.5% of net sales, as compared with $10.983 million, or 27.9% of net sales, in fiscal 1998. Primarily as a result of the shift in distribution method noted above, commission expense decreased from $2.738 million in 1998 to $556,000 in 1999. Excluding the effect of these commissions, operating expenses as a percentage of net sales were 22.2% in 1999 as compared with 20.9% in 1998. This increase, as a percentage of net sales, in 1999 is principally the result of increased staffing and related payroll costs, primarily added during 1998, to support the anticipated sales growth in 1999 and beyond, as well as higher warranty costs to support the Company's product. Such increase in warranty costs is primarily attributable to increased unit sales of the Company's products, changes in design to comply with regulatory requirements and additional costs to maintain its various components. Additionally, the Company's decline in fourth quarter sales caused operating expenses, as a percentage of net sales, to increase for both the fourth quarter and full year.

Net Income

For fiscal 1999, the Company's net income was $3.962 million, or $0.68 per share, as compared with $3.356 million, or $0.56 per share, for fiscal 1998. During fiscal 1998, the Company recognized an after-tax gain of $225,000, or $.04 per share, which was the result of the sale of a portion of the Company's equity interest in its South African affiliate ("GPT-SA"). The Company owns a one-third interest in GPT-SA (as of September 30, 1999), 50% non-controlling interests in a local sales and service organization in Australia and a manufacturing firm in China, as well as a 25% non-controlling interest in a UK-based software company, all of which are accounted for using the equity method. Included in the results of operations for fiscal 1999 and 1998 are the Company's share of losses (net of profits) of these affiliates of $678,000 and $215,000, respectively. Equity in income of unconsolidated affiliates has been reduced by approximately $1,125,000 and $400,000 in fiscal 1999 and 1998, respectively, which represents the gross profit on the Company's sales to its affiliates, where such sales had not then been recognized by the affiliates. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe, whose results are consolidated in the Company's financial statements. With the establishment of a Foreign Sales Corporation and the continuation of the Company's international sales strength, the Company has reduced its effective tax rate to 32.0% in fiscal 1999 as compared with 39.0% in fiscal 1998.

Fiscal year ended September 30, 1998 compared with September 30, 1997

Sales

Net sales for fiscal 1998 increased by 65.0% to $39.388 million as compared with $23.868 million in fiscal 1997. The sales growth in fiscal 1998 is attributable to increased demand for the Company's bill validator products primarily in the international gaming industry. Although sales to the international beverage and vending market represent a relatively small percentage of the Company's overall sales, such sales increased 82.6% to $6.413 million in 1998. The revenue growth is the result of the Company broadening its customer base, and accordingly, sales to the Company's largest customer, as a percentage of net sales, decreased to 45.7% of net sales in 1998 from 54.0% of net sales in 1997. Net sales to international customers accounted for 83.9% and 72.8% of net sales in fiscal 1998 and 1997, respectively.

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

Operating Expenses

Operating expenses in fiscal 1998 increased by 72.2% to $10.983 million, or 27.9% of net sales, as compared with $6.378 million, or 26.7% of net sales, in fiscal 1997. The primary reason for the increase in operating expenses was due to increased sales commissions expense in fiscal 1998 of $2.738 million as compared with $300,000 in fiscal 1997. These commissions were paid to distributors of the Company's products, including certain affiliates providing in-country sales and service in Australia, South Africa and Europe. As noted above, the Company expects a significant reduction in sales commissions in fiscal 1999 on sales to Australia and South Africa as a result of the shift in distribution method. Excluding the effect of these commissions, operating expenses as a percentage of net sales were 20.9% in 1998 as compared with 25.5% in 1997. In addition to the increased sales commissions, the Company incurred increased staffing and related payroll costs necessary to support the sales growth in fiscal 1998 as well as to support the Company's growth strategy in fiscal 1999 and beyond.

Net Income

For fiscal 1998, the Company's net income was $3.356 million, or $0.56 per share, as compared with $1.475 million, or $0.25 per share for fiscal 1997. (Net income per share figures give retroactive effect in both periods to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.) During fiscal 1998, the Company recognized an after-tax gain of $225,000, or $0.04 per share, which was the result of the sale of a portion of the Company's equity interest in its South African affiliate ("GPT-SA"). The Company now owns a one-third interest in GPT-SA and 50% non-controlling interests in a local sales and service organization in Australia and a manufacturing firm in China, all of which are accounted for using the equity method. Included in the results of operations for fiscal 1998 and 1997 are the Company's share of losses (net of profits) of these affiliates of $215,000 and $71,000, respectively. In fiscal 1998, equity in income of unconsolidated affiliates has been reduced by approximately $400,000, which represents the gross profit on the Company's sales to its affiliates, where such sales had not then been recognized by the affiliates. In addition, the Company owns 70% of GPT-Europe Limited, a local sales and service organization in Europe, whose results are consolidated in the Company's financial statements.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and, to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and expansion throughout fiscal 2000 and beyond.

At September 30, 1998, the Company maintained two borrowing facilities with The Chase Manhattan Bank. These facilities consisted of a $5,000,000 unsecured line of credit to be used for short-term working capital needs and a $3,500,000 unsecured line of credit to be used to repurchase up to 500,000 shares of the Company's common stock. Both of these lines bore interest at a rate equal to the bank's prime rate or LIBOR plus 175 basis points per annum.

Outstanding borrowings and interest rates under these facilities at September 30, 1998 were $3,050,000 and 8.25%, and $1,047,000 and 7.25%, respectively.
These notes had an original maturity date of March 31, 1999, however, the maturity was extended until July 1999 when the Company entered into the long-term credit agreement discussed below.

On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants with which it was in compliance at September 30, 1999. Simultaneous with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. As of September 30, 1999, outstanding borrowings under five-year term loan and the RLC were $3,800,000 and $1,994,000, respectively.

Net cash used in operating activities amounted to $1.037 million in fiscal 1999. Net income, adjusted for noncash items, was $5.561 million in fiscal 1999. This amount was reduced by an increase in accounts receivable of $4.472 million, a decrease in accrued expenses and other current liabilities of $1.134 million, a decrease in accounts payable of $517,000, a decrease in income taxes payable of $376,000, and an increase in prepaid expenses and other assets of $111,000. Net cash used in operating activities amounted to $3.857 million in fiscal 1998. Net income, adjusted for noncash items, was $3.977 million in fiscal 1998. This amount was augmented by an increase in accrued expenses and other current liabilities of $1.695 million and an increase in income taxes payable of $321,000 and was offset by an increase in accounts receivable of $6.034 million, an increase in inventory of $3.344 million, an increase in prepaid expenses and other assets of $214,000 and a decrease in accounts payable of $258,000. Net cash provided by operating activities amounted to $380,000 in fiscal 1997. Net income, adjusted for noncash items, was $2.105 million in fiscal 1997. This amount was augmented by an increase in accounts payable of $1.495 million and an increase in accrued expenses and other current liabilities of $679,000, and was offset by an increase in accounts receivable of $2.012 million, an increase in inventory of $1.365 million and a decrease in income taxes payable of $488,000. Over the last three years, the Company has seen increases in its accounts receivable primarily due to the offering of extended payment terms to its Australian and South African affiliates in conjunction with the change in distribution which commenced in the fourth quarter of 1998. In addition, sales increases of 11%, 65% and 43% in 1999, 1998 and 1997, respectively have caused accounts receivable to increase. Additionally, the Company has seen a trend in its international business to extend longer payment terms, and will continue to do so to build long term customer relationships, while at the same time closely examining credit risk.

Net cash used in investing activities amounted to $128,000 in fiscal 1999 as compared with $633,000 in fiscal 1998 and $1.217 million in fiscal 1997. The Company provided net fundings to its joint ventures of $166,000 in fiscal 1999 as compared with $42,000 in fiscal 1998 and $426,000 during fiscal 1997, the latter of which was predominantly in the form of loans. In addition, during fiscal 1998 the Company recognized a pre-tax gain of $385,000 from the sale of a portion of the equity in its South African affiliate, which reduced its ownership from 50% to 33%. Further, the Company received $472,000 and $39,000 in dividend distributions from its Australian and South African affiliates, respectively, during fiscal 1999. The remaining investing activities of $473,000 in fiscal 1999, $976,000 in fiscal 1998 and $791,000 in fiscal 1997 were for the purchase of property and equipment.

Net cash provided by financing activities amounted to $1.686 million in fiscal 1999, as compared with $3.411 million in fiscal 1998 and $23,000 in fiscal 1997. In fiscal 1999 the Company received proceeds from its credit facilities of $1.697 million as compared with $4.097 million in fiscal 1998. The Company used a portion of these proceeds to repurchase its common stock amounting to $247,000 (44,200 shares) and $1.047 million (165,000 shares) in 1999 and 1998, respectively. The remaining cash provided by financing activities of $236,000 in fiscal 1999, $361,000 in fiscal 1998 and all financing activities in fiscal 1997 were from the issuance of common stock upon the exercise of stock options and warrants.

Year 2000

The Company has developed and implemented a comprehensive plan to address Year 2000 issues. The plan addresses two main areas: (a) information systems and (b) supply chain readiness. To oversee the process, the Company established a Steering Committee comprised of senior executives. The Company identified minimal potential deficiencies related to Year 2000 in its information systems and believes it has addressed them through upgrades and other remediation. To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified, contacted and met with critical inventory suppliers and has communicated with its larger customers about their Year 2000 readiness. The Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario; however, based upon its work to date, the Company believes it would likely be the result of the failure of third parties to be Year 2000 compliant. Incremental out-of-pocket costs incurred through September 30, 1999 have not been significant and, based upon the Company's current estimates, the costs of its Year 2000 program are expected to be immaterial. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While the Company does not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to the Company's results of operations or financial condition.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Fiscal 1999 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has and will continue to assess ways to reduce product manufacturing costs, thereby increasing profit margins and improve its operations to gain efficiencies and reduce operating costs.

While the Company operates in many international markets, it does so principally through the sale of its products with invoices denominated in the United States currency. Additionally, the Company operates without the use of derivative or hedging instruments.

The Company has a $6.0 million revolving credit facility with borrowings subject to interest at the bank's prime rate or LIBOR plus a range of 125 to 200 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $6.0 million, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $60,000.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 10 through 13 inclusive are omitted per General Instruction G(3). The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.   All Financial Statements:

          Report of Independent Public Accountants (page F-1)

          Consolidated  Balance  Sheets as of September  30, 1999 and 1998 (page
          F-2)

          Consolidated Statements of Income for the years ended September 30, 1999, 1998 and 1997 (page F-3)

          Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997 (page F-4)

          Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997 (page F-5)

          Notes to Consolidated Financial Statements (page F-6)

     2.   Financial  statement  schedules required to be filed by Item 8 of this
          Form:

          Report of Independent Accountants on Financial Statement Schedule (page S-1)

          Schedule II of Valuation and Qualifying Accounts (pageS-2)

     3.   Exhibits:

Exhibit No.
-----------

3.1          Certificate of Incorporation (3)

3.2          Certificate of Merger (3)

3.3          By-Laws (3)

4.1 Credit Agreement dated July 15, 1999 between the Company and The Chase Manhattan Bank ("Chase")(6)

4.1(a)       Revolving  Credit  Note dated July 15, 1999 issue by the Company to
             Chase(6)

4.1(b)       Term Note dated July 15, 1999 issue by the Company to Chase(6)

4.1(c) Limited Corporate Guaranty dated July 15, 1999 issued by Abacus Financial Management Systems Ltd. USA to Chase(6)

4.1(d)       Pledge  Agreement  dated July 15,  1999  between  the  Company  and
             Chase(6)

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

10.3         1994 Stock Option Plan (2)

10.4         1996 Stock Option Plan (2)

10.5 Employment Agreement dated January 1, 1998 between the Company and Robert W. Nader (5)

10.6 Employment Agreement dated October 1, 1998 between the Company and Edward Seidenberg (5)

10.7 Employment Agreement dated September 30, 1997 between the Company and Stephen Katz (3)

10.8 Employment Agreement dated May 1, 1999 between the Company and Thomas McNeill (6)

10.9 Supplier agreement dated May 14, 1998 between Global Payment Technologies, Inc. and Aristrocrat Leisure Industries Pty Ltd. (4)

21           List of Subsidiaries (7)

23           Consent of Independent Public Accountants (7)

27           Financial Data Schedule (7)

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

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

(5) In Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(7)  Filed herewith.

(b)  Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Global Payment Technologies, Inc.

                                            By:  s/Stephen Katz
                                                 ------------------------------
                                                 Stephen Katz
                                                 Chairman of the Board and
                                                 Chief Executive Officer
Date:  December 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                           Date
         ---------                          -----                           ----
s/Stephen Katz                      Chairman of the Board              December 28, 1999
---------------------------         and Chief Executive Officer
Stephen Katz

s/Edward Seidenberg                 Director, President and            December 28, 1999
---------------------------         Chief Operating Officer
Edward Seidenberg

s/Henry B. Ellis                    Director                           December 28, 1999
---------------------------
Henry B. Ellis

s/Richard Gerzof                    Director                           December 28, 1999
---------------------------
Richard Gerzof

s/Martin H. Kern                    Director                           December 28, 1999
---------------------------
Martin H. Kern

s/Thomas McNeill                    Vice President, Chief Financial    December 28, 1999
---------------------------         Officer and Principal Accounting
Thomas McNeill                      Officer

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of September 30, 1999 and 1998                F-2

Consolidated Statements of Income for the years ended September
     30, 1999, 1998 and 1997                                                 F-3

Consolidated Statements of Shareholders' Equity for the years ended
     September 30, 1999, 1998 and 1997                                       F-4


Consolidated Statements of Cash Flows for the years ended
     September 30, 1999, 1998 and 1997                                       F-5

Notes to Consolidated Financial Statements                                   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Global Payment Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Melville, New York
November 22, 1999

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF SEPTEMBER 30, 1999 AND 1998

                (Dollar amounts in thousands, except share data)

                                          ASSETS                                 1999        1998
                                                                               --------    --------
Current assets:
   Cash and cash equivalents                                                   $  1,355    $    834
   Accounts receivable, less allowance for doubtful accounts of
     $288 and $248, respectively                                                  2,715       5,854
   Accounts receivable from affiliates                                           10,919       4,497
   Inventory, less allowance for obsolescence of $850 and $942, respectively      7,504       8,090
   Prepaid expenses and other current assets                                        330         254
   Deferred income tax benefit                                                      981         584
                                                                               --------    --------
                  Total current assets                                           23,804      20,113

Property and equipment, net                                                       1,551       1,758

Investments in unconsolidated affiliates                                            684         582

Other assets                                                                        165         130
                                                                               --------    --------
                  Total assets                                                 $ 26,204    $ 22,583
                                                                               ========    ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                           $    800    $   --
   Note payable to bank                                                            --         4,097
   Accounts payable                                                               1,527       2,044
   Accrued expenses and other current liabilities                                 1,791       2,925
   Income taxes payable                                                              54         430
                                                                               --------    --------
                  Total current liabilities                                       4,172       9,496

Long-term debt                                                                    4,994        --
                                                                               --------    --------
                  Total liabilities                                               9,166       9,496
                                                                               --------    --------

Commitments and contingencies (Note 12)

Shareholders' equity:
   Common stock, 20,000,000 shares authorized; $.01 par value,
     5,619,125 shares and 5,570,300 shares issued in 1999 and
      1998, respectively                                                             56          56
   Additional paid-in capital                                                     8,570       8,334
   Retained earnings                                                              9,706       5,744
                                                                               --------    --------
                                                                                 18,332      14,134

Less:  Treasury stock, at cost, 209,200 shares and 165,000 shares in
          1999 and 1998, respectively                                            (1,294)     (1,047)
                                                                               --------    --------
                  Total shareholders' equity                                     17,038      13,087
                                                                               --------    --------
                  Total liabilities and shareholders' equity                   $ 26,204    $ 22,583
                                                                               ========    ========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

         (Dollar amounts in thousands, except share and per share data)


                                                                   1999           1998           1997
                                                                -----------    -----------    -----------
Net sales:
   Non-affiliates                                               $    15,890    $    34,572    $    23,649
   Affiliates                                                        28,006          4,816            219
                                                                -----------    -----------    -----------
                                                                     43,896         39,388         23,868

Cost of sales                                                        26,660         23,013         14,882
                                                                -----------    -----------    -----------

Gross profit                                                         17,236         16,375          8,986

Operating expenses                                                   10,306         10,983          6,378
                                                                -----------    -----------    -----------

Income from operations                                                6,930          5,392          2,608
                                                                -----------    -----------    -----------

Other income (expense):
   Equity in loss of unconsolidated affiliates                         (678)          (215)           (71)
   Gain on sale of investment in unconsolidated
   affiliate                                                           --              385           --

   Interest income                                                       39           --               51
   Interest expense                                                    (465)           (62)          --
                                                                -----------    -----------    -----------
         Other income (expense), net                                 (1,104)           108            (20)
                                                                -----------    -----------    -----------

Income before provision for income taxes                              5,826          5,500          2,588

Provision for income taxes                                            1,864          2,144          1,113
                                                                -----------    -----------    -----------

Net income                                                      $     3,962    $     3,356    $     1,475
                                                                ===========    ===========    ===========

Net income per share:
   Basic                                                        $       .74    $       .61    $       .27
                                                                ===========    ===========    ===========
   Diluted                                                      $       .68    $       .56    $       .25
                                                                ===========    ===========    ===========

Common shares used in computing net income per share amounts:
   Basic                                                          5,381,170      5,513,414      5,500,530
                                                                ===========    ===========    ===========
   Diluted                                                        5,822,787      5,995,067      5,794,215
                                                                ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                (Dollar amounts in thousands, except share data)


                                                    Common Stock        Additional                  Treasury Stock
                                                ---------------------    Paid-in    Retained    ----------------------
                                                 Shares       Amount     Capital    Earnings      Shares      Amount        Total
                                                ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at September 30, 1996                   5,500,000   $      55   $   7,951   $     913        --      $    --      $   8,919
   Exercise of common stock options                 6,200        --            23        --          --           --             23
   Net income                                        --          --          --         1,475        --           --          1,475
                                                ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at September 30, 1997                   5,506,200          55       7,974       2,388        --           --         10,417
   Exercise of common stock options and
     warrants                                      64,100           1         360        --          --           --            361
   Purchase of treasury stock                        --          --          --          --      (165,000)      (1,047)      (1,047)
   Net income                                        --          --          --         3,356        --           --          3,356
                                                ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at September 30, 1998                   5,570,300          56       8,334       5,744    (165,000)      (1,047)      13,087
   Exercise of common stock options                48,825        --           236        --          --           --            236
   Purchase of treasury stock                        --          --          --          --       (44,200)        (247)        (247)
   Net income                                        --          --          --         3,962        --           --          3,962
                                                ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at September 30, 1999                   5,619,125   $      56   $   8,570   $   9,706    (209,200)   $  (1,294)   $  17,038
                                                =========   =========   =========   =========   =========    =========    =========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                          (Dollar amounts in thousands)

                                                                                1999       1998       1997
                                                                               -------    -------    -------
OPERATING ACTIVITIES:
   Net income                                                                  $ 3,962    $ 3,356    $ 1,475
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Equity in loss of unconsolidated affiliates                                   678        215         71
     Gain on sale of investment in unconsolidated affiliate                       --         (385)      --
     Depreciation and amortization                                                 680        553        343
     Provision for (recovery of) losses on accounts receivable                      64        123        (39)
     Provision for inventory obsolescence                                          574        374         39
     Deferred income taxes                                                        (397)      (259)       216
     Changes in operating assets and liabilities:
       Increase in accounts receivable, including affiliates                    (4,472)    (6,034)    (2,012)
       Decrease (increase) in inventory                                             12     (3,344)    (1,365)
       Increase in prepaid expenses and other assets                              (111)      (214)       (34)
       (Decrease) increase in accounts payable                                    (517)      (258)     1,495
       (Decrease) increase in accrued expenses and other current liabilities    (1,134)     1,695        679
       (Decrease) increase in income taxes payable                                (376)       321       (488)
                                                                               -------    -------    -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (1,037)    (3,857)       380
                                                                               -------    -------    -------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net of proceeds from disposals            (473)      (976)      (791)
   Proceeds from sale of investment in unconsolidated affiliate                   --          385       --
   Investments in unconsolidated affiliates                                       (166)       (42)      (426)
   Distributions from unconsolidated affiliates                                    511       --         --
                                                                               -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                             (128)      (633)    (1,217)
                                                                               -------    -------    -------

FINANCING ACTIVITIES:
   Proceeds from notes payable to bank                                           1,697      4,097       --
   Purchase of treasury stock                                                     (247)    (1,047)      --
   Issuance of stock upon exercise of stock options and warrants                   236        361         23
                                                                               -------    -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,686      3,411         23
                                                                               -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               521     (1,079)      (814)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     834      1,913      2,727
                                                                               -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 1,355    $   834    $ 1,913
                                                                               =======    =======    =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                                    $   446    $    97    $  --
                                                                               =======    =======    =======
   Income taxes                                                                $ 2,621    $ 1,879    $ 1,400
                                                                               =======    =======    =======


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997



1.   ORGANIZATION AND NATURE OF BUSINESS:

Global Payment Technologies, Inc. (the "Company") was established in 1988. The Company designs, manufactures and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's IDS, IBS, IDUS, M-125 and M-150 validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources. The Company has entered into volume blanket purchase agreements with suppliers to guard against unique component shortages, limiting the Company's exposure to business interruptions.

Significant Customers

The Company's largest customers for 1999, 1998 and 1997 represent the following percentages of net sales and accounts receivable:

                    Net Sales                 1999          1998           1997
                    ---------                 ----          ----           ----

        GPT Australia                          59%           46%            54%
        Customer B                             N/A           10%            N/A

               Accounts Receivable
               -------------------

        GPT Australia                          72%            45%           62%
        Customer B                             N/A            8%            N/A

There were no other customers that represented 10% or more of net sales in the fiscal years presented.

Geographic Areas

The Company's products are sold both domestically and internationally. The following summarizes the geographic dispersion of the Company's sales:

                                                 Year Ended September 30,
                                              -----------------------------
                                               1999        1998       1997
                                              -------    -------    -------
                                                    (Amounts in 000s)
     Domestic sales (United States)           $ 8,614    $ 7,394    $ 6,519
                                              -------    -------    -------

     International sales:
     Australia                                 26,110     18,947     11,190
     All others                                 9,172     13,047      6,159
                                              -------    -------    -------
                                               35,282     31,994    $17,349
                                              =======    =======    =======
                   Total sales                $43,896    $39,388    $23,868
                                              =======    =======    =======

Primarily all of the Company's long-lived assets are domiciled in the United States.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The  consolidated  financial  statements  include the accounts of Global Payment
Technologies,   Inc.  and  its  majority-owned  subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue upon shipment of products to its customers, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements.

Investments in Unconsolidated Affiliates

The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling ownership interests of 20% to 50%. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of income. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. See Note 11 for a description of the Company's unconsolidated affiliates and the related transactions between the Company and these affiliates.

Cash and Cash Equivalents

Cash equivalents are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (Note 5) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures that significantly increase value or extend useful asset lives are capitalized.

Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held, and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company did not record any impairment adjustments in fiscal 1999, 1998 and 1997.

Research and Development

Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $300,000, $350,000 and $245,000 in fiscal 1999, 1998 and 1997, respectively.

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs on out-of-warranty units are charged to the Company's customers.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" (Note 10). SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Net Income Per Share

Net income per common share amounts ("basic EPS") were computed by dividing net earnings by the weighted average number of common shares outstanding, excluding any potential dilution. Net income per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                        Year Ended September 30,
                                                                  ------------------------------------
                                                                     1999         1998         1997
                                                                  ----------   ----------   ----------
                                                               (In 000s, except share and per share data)
     Numerator
     Net income attributable to common stockholders               $    3,962   $    3,356   $    1,475
                                                                  ==========   ==========   ==========

     Denominator
     Weighted average common shares outstanding - basic            5,381,170    5,513,414    5,500,530
     Effect of dilutive securities:  stock options and warrants      441,617      481,653      293,685
                                                                  ----------   ----------   ----------
     Weighted average common shares outstanding - diluted          5,822,787    5,995,067    5,794,215
                                                                  ==========   ==========   ==========

     Basic EPS                                                    $      .74   $      .61   $      .27
                                                                  ==========   ==========   ==========
     Diluted EPS                                                  $      .68   $      .56   $      .25
                                                                  ==========   ==========   ==========

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in connection with stock-based compensation granted to employees and directors of the Company. The Company provides the required pro forma disclosures as if the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation" was adopted. Any stock-based compensation awards to non-employees are accounted for using the provisions of SFAS No. 123; no such awards were made to non-employees during the three years ended September 30, 1999.

Comprehensive Income

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 1999, 1998 and 1997, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated financial statements when adopted.

3.   ACQUISITIONS:

In June 1998, the Company formed Global Payment Technologies (Europe) Limited ("GPT-Europe"), which is based in the United Kingdom and is responsible for sales and service of the Company's products throughout Europe. GPT-Europe purchased the assets and assumed the liabilities of Global Payment Technologies (U.K.) Ltd. ("GPT-UK"), the Company's prior independent European distributor, as of February 28, 1998. The excess of the cost over the fair market value of the net assets acquired was not material. The Company, through a capital contribution of $76,000, owns 70% of GPT-Europe, with the remaining 30% owned by GPT-Europe's operations manager, a former principal of GPT-UK. GPT-Europe's assets and liabilities are included in the consolidated balance sheets as of September 30, 1999 and 1998 and the results of its operations from March 1, 1998 to September 30, 1998 and for the year ended September 30, 1999 have been included in the consolidated statements of income, net of the related minority interest in subsidiary earnings, which was not material.

In April 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus"), a UK-based software company, for a de minimis amount (Note 11). This investment is being accounted for under the equity method. Abacus has developed a cash management system, of which the Company's validators are a key component, that offers the retail market a mechanism for counting, storing, and transporting its cash receipts. In addition, the Company and the principal of Abacus have formed Abacus Financial Management Systems Limited, USA, which is 80% owned by the Company and has the exclusive right to distribute Abacus' product in North America. Through September 30, 1999, there has been no significant activity in this entity.

4.   INVENTORY:

The following is a summary of the composition of inventory:

                                                         September 30,
                                                    -----------------------
                                                     1999             1998
                                                    ------           ------
                                                           (in 000s)

     Raw materials                                  $2,501           $2,775
     Work-in-process                                 3,715            3,706
     Finished goods                                  1,288            1,609
                                                    ------           ------
                                                    $7,504           $8,090
                                                    ======           ======

5.   PROPERTY AND EQUIPMENT, NET:

Major classifications of property and equipment are as follows:

                                                                                    September 30,
                                                                            ------------------------------
                                                     Useful Lives               1999              1998
                                                     ------------           -----------        -----------
                                                                                        (in 000s)
       Leasehold improvements                        5 years                $       258        $       243
       Furniture and fixtures                        3 - 7 years                    452                401
       Machinery and equipment                       3 - 10 years                 1,335              1,140
       Computer software                             5 years                        691                578
       Computer hardware                             3 years                        759                718
                                                                            -----------        -----------
                                                                                  3,495              3,080
       Less: Accumulated
       depreciation and amortization                                             (1,944)            (1,322)
                                                                            -----------        -----------
                                                                            $     1,551        $     1,758
                                                                            ===========        ===========

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:

                                                           September 30,
                                                        -------------------
                                                         1999         1998
                                                        ------       ------
                                                             (in 000s)

     Compensation and employee benefits                 $  742       $  967
     International commissions                              69          949
     Warranty costs                                        244          112
     Administrative and other                              736          897
                                                        ------       ------
                                                        $1,791       $2,925
                                                        ======       ======

7.   NOTES PAYABLE TO BANK:

At September 30, 1998, the Company maintained two borrowing facilities with The Chase Manhattan Bank. These facilities consisted of a $5,000,000 unsecured line of credit to be used for short-term working capital needs and a $3,500,000 unsecured line of credit to be used to repurchase up to 500,000 shares of the Company's common stock. Both of these lines bore interest at a rate equal to the bank's prime rate or LIBOR plus 175 basis points per annum. Outstanding borrowings and interest rates under these facilities at September 30, 1998 were $3,050,000 and 8.25%, and $1,047,000 and 7.25%, respectively. These notes had an original maturity date of March 31, 1999; however, the maturity was extended until July 1999 when the Company entered into the long-term credit agreement discussed in Note 8. Simultaneously with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities.

8.   LONG-TERM DEBT:

Long-term debt consists of the following at September 30, 1999:

     Revolving credit note                                       $1,994,000
     Term note                                                    3,800,000
                                                                 ----------
                                                                  5,794,000
     Less: current portion of term note                             800,000
                                                                 ----------
                                                                 $4,994,000
                                                                 ==========

On July 15,1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. Simultaneous with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. In connection with the long-term credit agreement, the Company is required to maintain certain financial covenants with which it was in compliance at September 30, 1999. As of September 30, 1999, annual principal maturities for the amount outstanding under the term note were as follows:

        Fiscal Year Ended September 30,                               Amount
        -------------------------------                             ----------
                    2000                                            $  800,000
                    2001                                               800,000
                    2002                                               800,000
                    2003                                               800,000
                    2004                                               600,000
                                                                    ----------
                                                                    $3,800,000
                                                                    ==========

9.   SHAREHOLDERS' EQUITY:

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

Stock Repurchase

In June 1998, the Board of Directors approved a common stock repurchase plan, providing for the purchase of up to 500,000 shares of the Company's common stock over a one-year period, using a separately established line of credit (Note 7). In September 1998, the Company purchased 165,000 shares of its common stock at a cost of $1,047,000. In October 1998 and January 1999, respectively, the Company purchased 41,000 shares of its common stock at a cost of $223,000 and 3,200 shares of its common stock at a cost of $24,000.

Stock Option Plans

In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") covering up to 300,000 of the Company's common shares pursuant to which officers, directors, key employees of the Company, and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The purpose and provisions of the 1996 Plan are essentially the same as the 1994 Plan. The 1996 Plan originally covered 400,000 of the Company's common shares. The total shares available for grant under the 1996 Plan were increased to 900,000 by the Board of Directors in September 1996. The 1996 Plan, as so amended, was approved by the shareholders of the Company.

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

Incentive stock options granted under both the 1994 and 1996 Plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under each of the plans to a shareholder owning more than 10% of the outstanding common shares may not exceed five years, and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

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

During fiscal 1999, a total of 148,850 incentive stock options and 23,500 non-qualified options were granted under the 1996 Plan. All options granted in 1999 will become exercisable over a four-year period in equal amounts commencing with the first anniversary of the date of grant.

The Company accounts for option awards granted to employees and directors under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. No compensation cost has been recorded by the Company pursuant to APB Opinion No. 25. Had compensation cost for all stock option grants in fiscal years 1999, 1998 and 1997 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:

                                                                             1999              1998             1997
                                                                          ----------        ----------        ----------
                                                                                (in 000s, except per share data)

     Net income:                                       As reported        $    3,962        $    3,356        $    1,475
                                                       Pro forma               3,721             3,227               958

     Net income per common share - basic:
                                                       As reported        $      .74        $      .61        $      .27
                                                       Pro forma                 .69               .59               .17

     Net income per common share - diluted:
                                                       As reported        $      .68        $      .56        $      .25
                                                       Pro forma                 .64               .54               .17

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal-year 1997, and additional awards in future years are anticipated.

A summary of the Company's stock option plans as of September 30, 1999, 1998 and 1997, and changes during the years then ended, is presented below.


                                                           1999                       1998                         1997
                                                  -------------------------- --------------------------  -------------------------
                                                                 Weighted                   Weighted                   Weighted
                                                                 Average                     Average                    Average
                                                                 Exercise                   Exercise                   Exercise
                                                    Shares        Price        Shares         Price        Shares        Price
     --------------------------------------------------------  ------------- ------------  ------------  -----------  ------------
     Outstanding at the beginning of the year       813,150        $4.94       726,400         $4.08       693,500        $3.64
       Granted at fair value                        172,350        $8.98       155,250         $8.97        60,000        $8.93
       Forfeited                                    (26,250)       $6.40       (20,900)        $4.15       (20,900)       $3.78
       Exercised                                    (48,825)       $4.89       (47,600)        $5.24        (6,200)       $3.78
                                                    -------                    -------                     -------

     Outstanding at end of the year                 910,425        $5.66       813,150         $4.94       726,400        $4.08
                                                    =======                    =======                     =======

     Options exercisable at year end                556,300        $3.96       526,510         $3.57       501,400        $3.45
                                                    =======                    =======                     =======

     Weighted-average fair value of options
       granted during the year (a)                    $5.39        N/A           $5.04         N/A           $5.08        N/A

(a)  The fair  value of each  option  grant was  estimated  on the date of grant
     using  the   Black-Scholes   option-pricing   model   with  the   following
     weighted-average assumptions:

                                                        Year Ended September 30,
                                         --------------------------------------------------------
                                               1999               1998               1997
                                         -----------------  ------------------ ------------------
        Risk-free interest rates              5.87%               5.22%              6.19%
        Expected lives                       5 years             5 years            5 years
        Expected volatility                    65%                 60%                58%
        Expected dividend yields               --                  --                 --

Summarized information about the Company's stock options outstanding and exercisable at September 30, 1999 is as follows:

                                                         Outstanding                               Exercisable
                                       ------------------------------------------------  -------------------------------
                                                           Average         Average                          Average
             Exercise Price Range          Options          Life            Price           Options          Price
             --------------------      ------------------------------------------------  -------------------------------
            $3.00 to $4.50                  534,100      6.54 years       $  3.34              487,300      $ 3.29
            $5.00 to $5.50                   25,675      6.36 years       $  5.21               16,675      $ 5.32
            $6.50 to $7.00                   99,050      5.96 years       $  6.56               24,575      $ 6.56
            $7.50 to $8.50                   25,450      6.64 years       $  7.75               --            --
            $9.00 to $11.00                 137,400      6.97 years       $  9.09               --            --
            $11.00 to $12.00                 44,750      7.30 years       $ 11.59               16,750      $11.59
            $13.50 to $14.50                 44,000      5.56 years       $ 14.17               11,000      $14.17
                                       ------------                                      -------------
            $3.00 to $14.50                 910,425      6.53 years       $  5.66              556,300      $ 3.96
                                       ============                                      =============

Underwriters' Warrants

In connection with the Company's initial public offering of common stock in February 1995, the Company granted warrants to purchase 150,000 shares of common stock at $6.60 per share to the underwriters of that public offering. The exercise price of $6.60 per share represented in excess of 110% of the initial public offering price. During fiscal 1998, 16,500 of these warrants were exercised and no warrants were exercised during fiscal 1999. As of September 30, 1999, all of the remaining 133,500 warrants were exercisable and expire on February 6, 2000.

10.  INCOME TAXES:

The provision for income taxes is comprised of the following:

                                      For the Fiscal Years Ended September 30,
                                      ----------------------------------------
                                         1999          1998           1997
                                        -------       -------       -------
                                                     (in 000s)
     Current:
        Federal                         $ 1,945       $ 1,965       $   670
        State and local                     316           438           223
                                        -------       -------       -------
                                          2,261         2,403           893
                                        -------       -------       -------
     Deferred:
        Federal                            (343)         (179)          153
        State and local                     (54)          (80)           67
                                        -------       -------       -------
                                           (397)         (259)          220
                                        -------       -------       -------
                   Total                $ 1,864       $ 2,144       $ 1,113
                                        =======       =======       =======

Significant components of deferred tax assets and liabilities are as follows:

                                                            As of September 30,
                                                          ---------------------
                                                           1999    1998    1997
                                                          -----   -----   -----
                                                                (in 000s)

  Current deferred tax assets:
     Accounts receivable                                  $  91   $  80   $ 101
     Inventory                                              270     306     320
     Accrued expenses and other, net                        136      68    --
     Elimination of gross profit on sales to affiliates     484     130    --
                                                          -----   -----   -----
                Total                                       981     584     421

  Non-current deferred tax liability:
     Depreciation                                          --      --       (96)
                                                          -----   -----   -----
                Net deferred tax asset                    $ 981   $ 584   $ 325
                                                          =====   =====   =====

The Company believes that, based upon its consistent history of profitable operations, it is probable that the net deferred tax assets will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                      For the Fiscal Years
                                                       Ended September 30,
                                                  ---------------------------
                                                   1999       1998      1997
                                                  ------     ------    ------

     U.S. Federal statutory rate                    34.0%      34.0%     34.0%
     State income taxes, net of Federal benefit      3.0        4.3       7.5
     Foreign sales corporation                      (3.5)      --        --
     All other, net                                 (1.5)       0.7       1.5
                                                  ------     ------    ------
     Effective income tax rate                      32.0%      39.0%     43.0%
                                                  ======     ======    ======

11.  TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES:

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate ("GPT-SA"), which on July 3, 1998, changed its name to Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), for which funding commenced in June 1997. This entity is responsible for sales and service of the Company's products in the South African region on an exclusive basis. During fiscal 1998 and 1997, the Company loaned $104,000 and $178,000, respectively, to this affiliate. Partial repayments totaling $166,000 were received in fiscal 1998. In addition, the Company received a dividend distribution in the amount of $39,000 in fiscal 1999. These amounts are included as part of the Company's investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of September 30, 1999 and 1998. On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPT-SA. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPT-SA's founding shareholders) as well as additional shares directly from GPT-SA. The Company recognized a pre-tax gain of $385,000 on the transaction and its ownership of GPT-SA was reduced from 50% to 33%. The Company's consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of $1,000, $1,400 and ($78,000) in fiscal 1999, 1998 and 1997, respectively. For fiscal 1999, the Company reduced its equity in income of unconsolidated affiliates by $122,000, which represents the gross profit on sales to this affiliate which have not yet been recognized by the affiliate.

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate. This entity manufactures plastic and metal components, some of which are used by the Company in its production. In addition, the Company is obligated to loan up to an aggregate of $299,000 to this entity, which will bear interest at the rate of 1.5% above the prime rate prevailing from time to time at the Company's bank, per annum. During fiscal 1998 and 1997, the Company loaned $25,000 and $219,000, respectively, to this affiliate. These amounts are included as part of the Company's investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of September 30, 1999 and 1998. The Company's consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of $38,000, ($169,000) and ($42,000) in fiscal 1999, 1998 and 1997, respectively.

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis. The Company's consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of ($638,000), ($47,000) and $49,000 in fiscal 1999, 1998 and 1997, respectively. For fiscal 1999 and 1998, the Company reduced its equity in income of unconsolidated affiliates by $1,003,000 and $400,000, respectively, which represents the gross profit on sales to this affiliate that have not then been recognized by the affiliate. In 1999, the Company received a dividend distribution in the amount of $472,000.

In April 1999, the Company acquired a 25% interest in Abacus Financial Management Systems, Ltd. ("Abacus") for $162,000. Abacus is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, that offers the retail market a mechanism for counting, storing, and transporting its cash receipts. The Company's consolidated results of operations for the year ended September 30, 1999 include the Company's equity in the loss of this affiliate of $79,000.

12.  COMMITMENTS AND CONTINGENCIES:

Minimum Lease Commitments

The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman. The Company also leases various office equipment. At September 30, 1999, the approximate minimum annual rentals under these leases, which expire through fiscal year 2002, were as follows:


                                   Total (including
       For the Fiscal Year           Related Party          Related Party
      Ending September 30,           Commitments)            Commitments
      --------------------           ------------            -----------
                                       (in 000s)              (in 000s)

              2000                       $354                   $157
              2001                        208                    161
              2002                        116                     68
              2003                         50                     --
              2004                         17                     --

Total rent expense for all operating leases was $494,000, $430,000 and $388,000 in fiscal 1999, 1998 and 1997, respectively, including $133,000, $121,000 and $65,000, respectively, paid to the affiliate. The Company's management believes this lease with the affiliate is on terms that approximate fair market value.

Employment Agreements

The Company has entered into various employment agreements with four officers and one other employee of the Company expiring through the end of fiscal 2000, with minimum compensation requirements as follows:

           For the Fiscal Year
           Ending September 30,                          (in 000s)
           --------------------                          ---------
                  2000                                   $688,000
                  2001                                    264,000

Litigation

There are no material legal proceedings pending against the Company.

13.  SUBSEQUENT EVENT:

On November 1, 1999, GPTHL formed International Payment Systems Pty. Ltd. ("IPS") and assigned its rights to all of the non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line"), a Florida-based Nasdaq listed company specializing in Internet wagering and other casino based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management. The ability to distribute On-Lines' products allows GPTHL to broaden its market and product line. With the closing of this transaction, the Company now has a 23.5% interest in GPTHL.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Global Payment Technologies, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Global Payment Technologies, Inc. and subsidiaries (the "Company") included in this Form 10-K and have issued our report thereon dated November 22, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         ARTHUR ANDERSEN LLP



Melville, New York
November 22, 1999

                                                                     SCHEDULE II


                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                  COLUMN A                          COLUMN B              COLUMN C              COLUMN D             COLUMN E
                  --------                          --------              --------              --------             --------
                                                                         Charged to
                                                   Balance at            costs and            Deductions -            Balance
                                                    Beginning         expenses, net of         write off              at end
                 Description                        of period            recoveries           of accounts            of period
                 -----------                        ---------            ----------           ------------           ---------
Allowance for doubtful accounts:
   September 30, 1997                                 $  268               $   (39)              $     4               $   225
                                                      ======               =========             =======               =======

   September 30, 1998                                 $  225               $   123               $   100               $   248
                                                      ======               =======               =======               =======

   September 30, 1999                                 $  248               $    64               $    24               $   288
                                                      ======               =======               =======               =======