Form 10-Q
period 1999-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2000-02-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES      X       NO
                 ----        ---


Shares of Common Stock outstanding on February 9, 2000            5,550,150

                        Global Payment Technologies, Inc.

                                      Index



PART  I.  FINANCIAL INFORMATION

                                                                                            Page Number
         Item 1.  Financial Statements
                  Consolidated Balance Sheets - December 31, 1999 and September 30, 1999         3

                  Consolidated Statements of Income - Three Months ended December 31, 1999
                           and 1998                                                              4

                  Consolidated Statements of Cash Flows - Three Months ended
                           December 31, 1999 and 1998                                            5

                  Notes to Consolidated Financial Statements                                    6 - 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                         8 - 10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk
                  See Item 2 Above

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                11

SIGNATURES                                                                                        12

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   September 30,
                                                                        1999           1999
                                                                    ------------   -------------
                                                                    (Dollar amounts in thousands,
                                                                          except share data)
                                                                     (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $    844       $  1,355
    Accounts receivable from affiliates                                 8,649         10,919
    Accounts receivable, less allowance for doubtful accounts
      of $292 and $288, respectively                                    3,546          2,715
    Inventory, less allowance for obsolescence of $909 and
      $850, respectively                                                8,424          7,504
    Prepaid expenses and other current assets                             284            330
    Deferred income tax benefit                                           852            981
                                                                     --------       --------
                  Total current assets                                 22,599         23,804

  Property and equipment, net                                           1,537          1,551
  Investments in unconsolidated affiliates                                929            684
  Other assets                                                            154            165
                                                                     --------       --------

  Total assets                                                       $ 25,219       $ 26,204
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                $    800       $    800
    Accounts payable                                                    1,867          1,527
    Accrued expenses and other current liabilities                      1,491          1,791
    Income taxes payable                                                   27             54
                                                                     --------       --------
                  Total current liabilities                             4,185          4,172

    Long-term debt                                                      3,444          4,994
                                                                     --------       --------
                  Total liabilities                                     7,629          9,166
                                                                     --------       --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
      5,635,650 and 5,619,125 shares issued                                56             56
    Additional paid-in capital                                          8,661          8,570
    Retained earnings                                                  10,167          9,706
                                                                     --------       --------
                                                                       18,884         18,332
         Less: Treasury stock, at cost, 209,200 shares                 (1,294)        (1,294)
                                                                     --------       --------

                  Total shareholders' equity                           17,590         17,038
                                                                     --------       --------

    Total liabilities and shareholders' equity                       $ 25,219       $ 26,204
                                                                     ========       ========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Three Months ended December 31,
                                                 -------------------------------
                                                     1999               1998
                                                  -----------       -----------
                                                 (Dollar amounts in thousands,
                                                except share and per share data)
Net sales
  Affiliates                                      $     3,474       $     8,935
  Non-affiliates                                        3,376             3,367
                                                  -----------       -----------
                                                        6,850            12,302

Cost of sales                                           4,408             7,450
                                                  -----------       -----------

Gross profit                                            2,442             4,852

Operating expenses                                      2,286             2,887
                                                  -----------       -----------

Income from operations                                    156             1,965

Other income (expense):
  Equity in income (loss) of
    unconsolidated affiliates                             565              (185)
  Interest expense, net                                   (90)              (88)
                                                  -----------       -----------
Total other income (expense)                              475              (273)
                                                  -----------       -----------
Income before provision for income taxes                  631             1,692

Provision for income taxes                                170               556
                                                  -----------       -----------

Net income                                        $       461       $     1,136
                                                  ===========       ===========

Net income per share:
    Basic                                         $       .09       $       .21
                                                  ===========       ===========
    Diluted                                       $       .08       $       .20
                                                  ===========       ===========

Common shares used in computing net income
per share amounts:
    Basic                                           5,414,100         5,370,389
                                                  ===========       ===========
    Diluted                                         5,818,647         5,725,886
                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             Three months ended December 31,
                                                                             -------------------------------
                                                                                    1999          1998
                                                                                  -------       -------
                                                                               (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                      $   461       $ 1,136
  Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in (income) loss of unconsolidated affiliates                          (565)          185
       Depreciation and amortization                                                  171           189
       Provision for losses on accounts receivable                                      5            24
       Provision for inventory obsolescence                                            74           146
       Deferred income taxes                                                          129          (153)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                 1,828        (1,869)
         Increase in inventory                                                       (994)         (959)
         Decrease (increase) in prepaid expenses and other assets                      57          (139)
       Increase in accounts payable                                                   340         1,918
         Decrease in accrued expenses and other current liabilities                  (300)         (163)
         (Decrease) increase in income taxes payable                                  (27)          387
                                                                                  -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,179           702
                                                                                  -------       -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals         (157)         (178)
  Investments in unconsolidated affiliates                                            (74)           (2)
                                                                                  -------       -------

NET CASH USED IN INVESTING ACTIVITIES                                                (231)         (180)
                                                                                  -------       -------

FINANCING ACTIVITIES:
  Net repayments of note payable to bank                                           (1,550)         (327)
  Purchase of treasury stock                                                           --          (223)
  Issuance of stock upon exercise of stock options and warrants                        91            14
                                                                                  -------       -------

NET CASH USED IN FINANCING ACTIVITIES                                              (1,459)         (536)
                                                                                  -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (511)          (14)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,355           834
                                                                                  -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   844       $   820
                                                                                  =======       =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                        $   102       $    86
                                                                                  =======       =======
  Income taxes                                                                    $    66       $   321
                                                                                  =======       =======


The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1999 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE B - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters ended December 31, 1999 and 1998, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE C - NET INCOME PER COMMON SHARE

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options and stock warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


NOTE C - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                Three Months Ended                                Three Months Ended
                                                December 31, 1999                                  December 31, 1998
                                       (In thousands, except per share data)               (In thousands, except per share data)
                                     -----------------------------------------          -------------------------------------------
                                      Net Income        Shares        Per Share         Net Income           Shares       Per Share
                                     (Numerator)     (Denominator)     Amounts          (Numerator)       (Denominator)    Amounts
                                     -----------     -------------     -------          -----------       -------------   ---------
Net income                             $  461                                              $1,136
                                       ------                                              ------

Basic EPS
Net income attributable to
  Common Stock                            461            5,414.1          $ .09             1,136               5,370.4       $.21
Effect of dilutive securities
Stock options and warrants                 --              404.5           (.01)               --                 355.5       (.01)
                                       ------            -------          -----            ------               -------        ---


Diluted EPS
Net income attributable to
Common Stock and assumed option
and warrant exercises                  $  461            5,818.6          $ .08            $1,136               5,725.9       $.20
                                       ======            =======          =====            ======               =======       ====


Options to purchase 225,650 and 85,313 shares of Common Stock in the three months ended December 31, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated financial statements when adopted.

NOTE E - INVESTMENT IN UNCONSOLIDATED AFFILIATES

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), the Company's South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned its rights to all of the non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line"), a Florida-based Nasdaq-listed company specializing in internet wagering and other casino-based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management. The ability to distribute On-Line's products allows GPTHL to broaden its market and product line. With the closing of this transaction, the company now has a 23.5% interest in GPTHL.

                        Global Payment Technologies, Inc.
                                December 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 1999 compared with three months ended December 31, 1998

Sales

Net sales decreased by 44.3%, or $5,452,000, to $6,850,000 in the three months ended December 31, 1999 as compared with $12,302,000 in the comparative prior-year period. The decline was primarily due to decreased demand for the Company's products and delays in key projects.

Gross Profit

Gross profit decreased to $2,442,000, or 35.6% of net sales, in the three months ended December 31, 1999 from $4,852,000, or 39.4% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and commensurate production during the quarter.

Operating Expenses

Operating expenses decreased to $2,286,000, or 33.4% of net sales, in the three months ended December 31, 1999 as compared with $2,887,000, or 23.5% of net sales, in the comparative prior-year period. This decrease of $601,000 was primarily the result of a reduction in certain personnel related costs, as well as lower shipping costs. For the quarter ended December 31, 1999, operating expenses as a percentage of net sales increased as compared to the prior-year period as the organizational structure remains in place to support the future growth of the Company.

Net Income

Net income for the quarter was $461,000, or $0.08 per share, as compared with $1,136,000, or $0.20 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended December 31, 1999 and 1998 are the Company's share of net profits (net losses) of these affiliates of $565,000 and ($185,000), respectively. In the three months ended December 31, 1999 and 1998, equity in income of unconsolidated affiliates increased (decreased) by approximately $394,000 and ($425,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profit on intercompany sales to its affiliates that have (have not) been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $171,000 and $240,000 for the three months ended December 31, 1999 and 1998, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's December 31, 1999 effective tax rate was 26.9% as compared to 32.9% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from unconsolidated affiliates.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2000 and beyond.

                        Global Payment Technologies, Inc.
                                December 31, 1999

Liquidity and Capital Resources (continued)

At December 31, 1999, the Company's cash and cash equivalents were $844,000 as compared with $1,355,000 at September 30, 1999. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants, with which it was in compliance at December 31, 1999 and September 30, 1999. Simultaneously with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. As of December 31, 1999, outstanding borrowings under the five-year term loan and the RLC were $3,600,000 and $644,000, respectively.

Net cash provided by operating activities was $1,179,000 in the three months ended December 31, 1999. This amount is due to net income for the period, adjusted for non-cash items, of $275,000, decreased accounts receivable of $1,828,000, increased accounts payable of $340,000 and decreased prepaid expenses and other assets of $57,000, offset, in part, by increased inventory of $994,000, decreased accrued expenses and other current liabilities of $300,000 and a decrease in income taxes payable of $27,000. Net cash provided by operating activities was $702,000 in the three months ended December 31, 1998. This amount is due to net income for the period, adjusted for non-cash items, of $1,527,000, increased accounts payable of $1,918,000 and increased income taxes payable of $387,000, offset, in part, by increased accounts receivable of $1,869,000, increased inventory of $959,000, an increase in prepaid expenses and other assets of $139,000, and a decrease in accrued expenses and other current liabilities of $163,000.

Cash used in investing activities for the three months ended December 31, 1999 amounted to $231,000 as compared with $180,000 in the prior-year period. Investments in property and equipment in the three months ended December 31, 1999 amounted to $157,000 as compared with $178,000 in 1998. In addition, the Company loaned its joint ventures approximately $74,000 in the three months ended December 31, 1999. These loans have been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

Cash used in financing activities in the three months ended December 31, 1999 consisted of net repayments of bank borrowings of $1,550,000, offset, in part, by proceeds of $91,000 received from the exercise of stock options and warrants. Cash used in financing activities in the three months ended December 31, 1998 consisted of net repayments of bank borrowings of $327,000 and the repurchase of the Company's common stock for $223,000, offset by proceeds of $14,000 received from the exercise of stock options and warrants.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

                        Global Payment Technologies, Inc.
                                December 31, 1999

Year 2000:

As of the date of this filing, the Company has not experienced any significant system or other year 2000 problems. Based upon the Company completing its comprehensive year 2000 plan, and the lack of any significant problems arising, the Company does not anticipate any significant lost revenues or other adverse effects in the future. Incremental out-of-pocket costs incurred through this date have not been significant.

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

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit #                        Description
     ---------                        -----------

       10.10 Employment Agreement dated January 1, 2000 between the Company and Thomas Oliveri (1)

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


Dated:  February 14, 2000