Form 10-Q
period 2000-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2000-05-15
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES __X__   NO _____


Shares of Common Stock outstanding on May 9, 2000                      5,554,250

                        Global Payment Technologies, Inc.

                                      Index



                                                                                          Page Number
                                                                                          -----------
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

             Consolidated Balance Sheets - March 31, 2000 and September 30, 1999                3

             Consolidated Statements of Income - Six Months ended March 31, 2000 and 1999       4

             Consolidated Statements of Income - Three Months ended March 31, 2000
                and 1999                                                                        5

             Consolidated Statements of Cash Flows - Six Months ended March 31, 2000
                and 1999                                                                        6

             Notes to Consolidated Financial Statements                                        7-9

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             10-13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
             See Item 2 Above.

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders                               14

     Item 6. Exhibits and Reports on Form 8-K                                                  14

SIGNATURES                                                                                     15

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,    September 30,
                                                                       2000           1999
                                                                     --------       --------
                                                                   (Dollar amounts in thousands,
                                                                        except  share data)
                                                                   (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $    387       $  1,273
    Accounts receivable from affiliates                                 8,569         10,919
    Accounts receivable, less allowance for doubtful accounts
      of $238 and $288, respectively                                    2,714          2,715
    Inventory, less allowance for obsolescence of $986 and
      $850, respectively                                                9,164          7,504
    Prepaid expenses and other current assets                             384            330
    Deferred income tax benefit                                           852            981
                                                                     --------       --------
                  Total current assets                                 22,070         23,722

  Property and equipment, net                                           1,546          1,551
  Investments in unconsolidated affiliates                                850            684
  Other assets                                                            344            165
                                                                     --------       --------
  Total assets                                                       $ 24,810       $ 26,122
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $  1,334       $  1,527
    Accrued expenses and other current liabilities                      1,209          1,709
    Current portion of long-term debt                                     800            800
    Income taxes payable                                                  141             54
                                                                     --------       --------
                  Total current liabilities                             3,484          4,090

    Long-term debt                                                      2,850          4,994
                                                                     --------       --------
                  Total liabilities                                     6,334          9,084
                                                                     --------       --------
    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
       5,761,050 and 5,619,125 shares issued                               58             56
    Additional paid-in capital                                          9,534          8,570
    Retained earnings                                                  10,178          9,706
                                                                     --------       --------
                                                                       19,770         18,332
         Less: Treasury stock, at cost, 209,200 shares                 (1,294)        (1,294)
                                                                     --------       --------
                  Total shareholders' equity                           18,476         17,038
                                                                     --------       --------
    Total liabilities and shareholders' equity                       $ 24,810       $ 26,122
                                                                     ========       ========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                     Six Months ended March 31,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   -----------       -----------
                                                                   (Dollar amounts in thousands,
                                                                  except share and per share data)
Net sales
  Affiliates                                                       $     7,461       $    17,519
  Non-affiliates                                                         5,694             7,973
                                                                   -----------       -----------
                                                                        13,155            25,492

Cost of sales                                                            8,583            15,372
                                                                   -----------       -----------
Gross profit                                                             4,572            10,120

Operating expenses                                                       4,516             5,599
                                                                   -----------       -----------
Income from operations                                                      56             4,521

Other income (expense):
  Equity in income (loss) of unconsolidated affiliates                     452              (654)
  Gain on sale of investment in unconsolidated affiliate                   330              --
  Interest expense                                                        (187)             (177)
  Other income                                                              28              --
                                                                   -----------       -----------
Total other income (expense)                                               623              (831)
                                                                   -----------       -----------
Income before provision for income taxes                                   679             3,690

Provision for income taxes                                                 207             1,264
                                                                   -----------       -----------
Net income                                                         $       472       $     2,426
                                                                   ===========       ===========
Net income per share:
    Basic                                                          $       .09       $       .45
                                                                   ===========       ===========
    Diluted                                                        $       .08       $       .42
                                                                   ===========       ===========
Common shares used in computing net income per share amounts:
    Basic                                                            5,475,848         5,373,380
                                                                   ===========       ===========
    Diluted                                                          5,861,995         5,795,626
                                                                   ===========       ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                    Three Months ended March 31,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   -----------       -----------
                                                                   (Dollar amounts in thousands,
                                                                  except share and per share data)
Net sales
  Affiliates                                                       $     3,987       $     8,584
  Non-affiliates                                                         2,318             4,605
                                                                   -----------       -----------
                                                                         6,305            13,189

Cost of sales                                                            4,175             7,920
                                                                   -----------       -----------
Gross profit                                                             2,130             5,269

Operating expenses                                                       2,230             2,713
                                                                   -----------       -----------
(Loss)income from operations                                              (100)            2,556

Other income (expense):
  Equity in loss of unconsolidated affiliates                             (113)             (469)
  Gain on sale of investment in unconsolidated affiliate                   330                --
  Interest expense                                                         (83)              (89)
  Other income                                                              14                --
                                                                   -----------       -----------
Total other income (expense)                                               148              (558)
                                                                   -----------       -----------
Income before provision for income taxes                                    48             1,998

Provision for income taxes                                                  37               708
                                                                   -----------       -----------
Net income                                                         $        11       $     1,290
                                                                   ===========       ===========
Net income per share:
    Basic                                                          $       .00       $       .24
                                                                   ===========       ===========
    Diluted                                                        $       .00       $       .22
                                                                   ===========       ===========

Common shares used in computing net income per share amounts:
    Basic                                                            5,538,274         5,376,431
                                                                   ===========       ===========
    Diluted                                                          5,906,021         5,865,426
                                                                   ===========       ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Six months ended March 31,
                                                                              --------------------------
                                                                                    2000         1999
                                                                                  -------       -------
                                                                              (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                      $   472       $ 2,426
  Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in (income) loss of unconsolidated affiliates                          (452)          654
       Gain on sale of investment in unconsolidated affiliate                        (330)           --
       Depreciation and amortization                                                  345           376
       Provision for losses on accounts receivable                                     10            54
       Provision for inventory obsolescence                                           237           328
       Deferred income taxes                                                          129          (363)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                 2,630        (4,234)
         Increase in inventory                                                     (1,897)       (1,043)
         Decrease (increase) in prepaid expenses and other assets                     114           (85)
         (Decrease) increase in accounts payable                                     (193)        1,557
         Decrease in accrued expenses and other current liabilities                  (500)         (769)
         Increase in income taxes payable                                              87           161
                                                                                  -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   652          (938)
                                                                                  -------       -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals         (337)         (323)
  Proceeds from sale of investment in unconsolidated affiliate                        100            --
  Investments in unconsolidated affiliates                                           (123)           (3)
                                                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                                (360)         (326)
                                                                                  -------       -------
FINANCING ACTIVITIES:
  Net (repayments) proceeds from note payable to bank                              (2,144)        1,697
  Purchase of treasury stock                                                           --          (247)
  Issuance of stock upon exercise of stock options and warrants                       966           108
                                                                                  -------       -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (1,178)        1,558
                                                                                  -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (886)          294

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,273           773
                                                                                  -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   387       $ 1,067
                                                                                  =======       =======
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                        $   187       $   177
                                                                                  =======       =======
  Income taxes                                                                    $   161       $ 1,465
                                                                                  =======       =======


The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1999 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.


NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.


NOTE C - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three and six months ended March 31, 2000 and 1999, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.


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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000


NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                      Six Months Ended                         Six Months Ended
                                                       March 31, 2000                           March 31, 1999
                                           (In thousands, except per share data)     (In thousands, except per share data)
                                           -------------------------------------     -------------------------------------
                                           Net Income     Shares       Per Share     Net Income     Shares       Per Share
                                           (Numerator) (Denominator)    Amounts      (Numerator) (Denominator)    Amounts
                                           ----------- -------------   ---------     ----------- -------------   ---------
Net income                                   $  472                                    $2,426
                                             ------                                    ------
Basic EPS
Net income attributable to Common Stock         472        5,475.9     $     .09        2,426        5,373.4     $     .45
Effect of dilutive securities
Stock options and warrants                       --          386.1          (.01)          --          422.2          (.03)
                                             ------      ---------     ---------       ------      ---------     ---------
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                    $  472        5,862.0     $     .08       $2,426        5,795.6     $     .42
                                             ======      =========     =========       ======      =========     =========


                                                   Three Months Ended                         Three Months Ended
                                                     March 31, 2000                             March 31, 1999
                                           (In thousands, except per share data)     (In thousands, except per share data)
                                           -------------------------------------     -------------------------------------
                                           Net Income     Shares       Per Share     Net Income     Shares       Per Share
                                           (Numerator) (Denominator)    Amounts      (Numerator) (Denominator)    Amounts
                                           ----------- -------------   ---------     ----------- -------------   ---------
Net income                                   $   11                                    $1,290
                                             ------                                    ------
Basic EPS
Net income attributable to Common Stock          11        5,538.3     $     .00        1,290        5,376.4     $     .24
Effect of dilutive securities
Stock options and warrants                       --          367.7          (.00)          --          489.0          (.02)
                                             ------      ---------     ---------       ------      ---------     ---------
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                    $   11        5,906.0     $     .00       $1,290        5,865.4     $     .22
                                             ======      =========     =========       ======      =========     =========

Options to purchase 225,275 and 224,900 shares of Common Stock in the six months and three months ended March 31, 2000, respectively, and options to purchase 93,250 shares of Common Stock in the six months and three months ended March 31, 1999, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2000


NOTE E - INVESTMENT IN UNCONSOLIDATED AFFILIATES

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), the Company's South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of the non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line"), a Florida-based Nasdaq-listed company specializing in internet wagering and other casino-based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management of GPTHL. With the subsequent closing of this transaction, GPTHL repurchased 1,000 of its shares owned by the Company. In addition, the Company sold 650 shares of its stock in GPTHL to On-Line. The Company recognized a pre-tax gain of $330,000, resulting in an after-tax gain of $221,000, on the two transactions. The Company now has a 23.5% interest in GPTHL.


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

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

                        Global Payment Technologies, Inc.
                                 March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended March 31, 2000 compared with six months ended March 31, 1999

Sales

Net sales decreased by 48.4%, or $12,337,000, to $13,155,000 in the six months ended March 31, 2000 as compared with $25,492,000 in the comparative prior-year period. The decline was primarily due to decreased demand for the Company's products and delays in several projects.

Gross Profit

Gross profit decreased to $4,572,000, or 34.8% of net sales, in the six months ended March 31, 2000 from $10,120,000, or 39.7% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and commensurate production during the quarter.

Operating Expenses

Operating expenses decreased to $4,516,000, or 34.3% of net sales, in the six months ended March 31, 2000 as compared with $5,599,000, or 22.0% of net sales, in the comparative prior-year period. This decrease of $1,083,000 was primarily the result of a reduction in certain personnel related costs, as well as lower shipping costs. During the six months ended March 31, 2000, the Company was able to reduce operating expenses in light of the reduced revenue performance. However, the significant revenue decrease resulted in an increase in operating expenses as a percentage of net sales. The Company is currently reviewing its options to further reduce operating expenses.

Net Income

Net income for the six months ended March 31, 2000, was $472,000, or $0.08 per share, as compared with $2,426,000, or $0.42 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the six months ended March 31, 2000 and 1999 are the Company's share of net profits (net losses) of these affiliates of $452,000 and ($654,000), respectively. In the six months ended March 31, 2000 and 1999, equity in income of unconsolidated affiliates increased (decreased) by approximately $288,000 and ($1,005,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profit on intercompany sales to its affiliates that have (have not then) been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $164,000 and $351,000 for the six months ended March 31, 2000 and 1999, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's March 31, 2000 effective tax rate was 30.5% as compared to 34.3% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from its foreign affiliates. During the six months ended March 31, 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate (see Note E). Excluding the effect of this one-time gain, net income was $251,000, or $.04 per share.

Three months ended March 31, 2000 compared with three months ended March 31,
1999

Sales

Net sales decreased by 52.2%, or $6,884,000, to $6,305,000 in the three months ended March 31, 2000 as compared with $13,189,000 in the comparative prior-year period. The decline was primarily due to decreased demand for the Company's products and delays in several projects.

                        Global Payment Technologies, Inc.
                                 March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Profit

Gross profit decreased to $2,130,000, or 33.8% of net sales, in the three months ended March 31, 2000 from $5,269,000, or 39.9% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and commensurate production during the quarter.

Operating Expenses

Operating expenses decreased to $2,230,000, or 35.4% of net sales, in the three months ended March 31, 2000 as compared with $2,713,000, or 20.6% of net sales, in the comparative prior-year period. This decrease of $483,000 was primarily the result of a reduction in certain personnel related costs, as well as lower shipping costs. During the three months ended March 31, 2000, the Company was able to reduce operating expenses in light of the reduced revenue performance. However, the significant revenue decrease resulted in an increase in operating expenses as a percentage of net sales. The Company is currently reviewing its options to further reduce operating expenses.

Net Income

Net income for the quarter was $11,000, or $0.00 per share, as compared with $1,290,000, or $0.22 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended March 31, 2000 and 1999 are the Company's share of net losses of these affiliates of ($113,000) and ($469,000), respectively. In the three months ended March 31, 2000 and 1999, equity in income of unconsolidated affiliates decreased by approximately $106,000 and $580,000, respectively, which represents the deferral of the Company's share of the gross profit on inter-company sales to its affiliates that have not then been recognized by these affiliates. Excluding the inter-company gross profit adjustment, the Company's share of net (losses) profits of these unconsolidated affiliates was ($7,000) and $111,000 for the three months ended March 31, 2000 and 1999, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's March 31, 2000 effective tax rate was 77.1% as compared to 35.4% in the prior-year period. This increase in the effective tax rate is the result of the Company's change in mix of earnings from its foreign affiliates and the Company's earnings from operations. During the three months ended March 31, 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate (see Note E). Excluding the effect of this one-time gain, net income was ($210,000), or ($.04) per share.

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

At March 31, 2000, the Company's cash and cash equivalents were $387,000 as compared with $1,273,000 at September 30, 1999. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit

                        Global Payment Technologies, Inc.
                                 March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants, with which it was in compliance at March 31, 2000 and September 30, 1999. Simultaneously with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. As of March 31, 2000, outstanding borrowings under the five-year term loan and the RLC were $3,400,000 and $250,000, respectively.

Net cash provided by operating activities was $652,000 in the six months ended March 31, 2000. This amount is due to net income for the period, adjusted for non-cash items, of $411,000, decreased accounts receivable of $2,630,000, increased income taxes payable of $87,000 and decreased prepaid expenses and other assets of $114,000, offset, in part, by increased inventory of $1,897,000, decreased accrued expenses and other current liabilities of $500,000 and a decrease in accounts payable of $193,000. Net cash used in operating activities was $938,000 in the six months ended March 31, 1999. This amount is due to increased accounts receivable of $4,234,000, increased inventory of $1,043,000, decreased accrued expenses and other current liabilities of $769,000 and increased prepaid expenses and other assets of $85,000, offset, in part, by net income for the period, adjusted for non-cash items, of $3,475,000, increased accounts payable of $1,557,000, and an increase in income taxes payable of $161,000.

Cash used in investing activities for the six months ended March 31, 2000 amounted to $360,000 as compared with $326,000 in the prior-year period. Investments in property and equipment in the six months ended March 31, 2000 amounted to $337,000 as compared with $323,000 in 1999. In addition, the Company loaned its joint ventures approximately $123,000 in the six months ended March 31, 2000 which has been added to the investment in unconsolidated affiliates based on the terms of the related agreements. Finally, in the six months ended March 31, 2000, the Company received proceeds of $100,000 from the partial sale of its share of its South African affiliate.

Cash used in financing activities in the six months ended March 31, 2000 consisted of net repayments of bank borrowings of $2,144,000, offset, in part, by proceeds of $966,000 received from the exercise of stock options and warrants. Cash used in financing activities in the six months ended March 31, 1999 consisted of net proceeds from bank borrowings of $1,697,000 and proceeds of $108,000 received from the exercise of stock options and warrants, offset, in part, by cash used for the repurchase of the Company's common stock of $247,000.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

Year 2000

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

                        Global Payment Technologies, Inc.
                                 March 31, 2000


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

                        Global Payment Technologies, Inc.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2000 Annual Meeting of Stockholders held on March 21, 2000, stockholders:

a) Re-elected the following persons to serve as Class II Directors of the Company, by the following votes:

                                         For                  Withheld
          Stephen Katz                   5,507,971             42,179
          Martin H. Kern                 5,507,971             42,179

     Richard Gerzof, a Class I Director, continues to serve as a director whose term expires at the 2002 Annual Meeting.

     Edward Seidenberg and Henry B. Ellis, Class III Directors, continue to serve as directors whose terms expire at the 2001 Annual Meeting.

b) Approved the Company's 2000 Stock Option Plan which authorizes the grant of options to purchase a maximum of 300,000 shares of the Company's Common Stock, by the following vote:

                For:                           2,940,319
                Against:                         189,899
                Abstained:                        15,500
                Unvoted:                       2,404,432

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


                                        Global Payment Technologies, Inc.


                                        By:  s/   Thomas McNeill
                                             ----------------------------------
                                             Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer


Dated: May 15, 2000