Form 10-Q
period 2000-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2000-08-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     YES  _X_          NO ___


Shares of Common Stock outstanding on August 10, 2000        5,556,650

                        Global Payment Technologies, Inc.

                                      Index

PART I. FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------
     Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 2000 and September 30, 1999            3

          Consolidated Statements of Income - Nine Months ended June 30, 2000
          and 1999                                                                      4

          Consolidated Statements of Income - Three Months ended June 30, 2000
          and 1999                                                                      5

          Consolidated Statements of Cash Flows - Nine Months ended June 30,
          2000 and 1999                                                                 6

          Notes to Consolidated Financial Statements                                   7-9

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    10-13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
             See Item 2 Above.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                          14

SIGNATURES                                                                             15

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,         September 30,
                                                                           2000               1999
                                                                         --------           --------
                                                                         (Dollar amounts in thousands,
                                                                               except  share data)
                                                                         (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                            $  1,256           $  1,273
    Accounts receivable from affiliates                                     7,433             10,919
    Accounts receivable, less allowance for doubtful accounts
      of $274 and $288, respectively                                        2,649              2,715
    Inventory, less allowance for obsolescence of $1,136 and
      $850, respectively                                                    9,883              7,504
    Prepaid expenses and other current assets                                 260                330
    Income taxes receivable                                                   548                 --
    Deferred income tax benefit                                               787                981
                                                                         --------           --------
                  Total current assets                                     22,816             23,722

  Property and equipment, net                                               1,423              1,551
  Investments in unconsolidated affiliates                                    781                684
  Other assets                                                                364                165
                                                                         --------           --------

  Total assets                                                           $ 25,384           $ 26,122
                                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                     $  1,376           $  1,527
    Accrued expenses and other current liabilities                          1,434              1,709
    Current portion of long-term debt                                       1,067                800
    Income taxes payable                                                       --                 54
                                                                         --------           --------
                  Total current liabilities                                 3,877              4,090

    Long-term debt                                                          4,450              4,994
                                                                         --------           --------
                  Total liabilities                                         8,327              9,084
                                                                         --------           --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
       5,764,750 and 5,619,125 shares issued                                   58                 56
    Additional paid-in capital                                              9,548              8,570
    Retained earnings                                                       8,745              9,706
                                                                         --------           --------
                                                                           18,351             18,332
         Less: Treasury stock, at cost, 209,200 shares                     (1,294)            (1,294)
                                                                         --------           --------

                  Total shareholders' equity                               17,057             17,038
                                                                         --------           --------

    Total liabilities and shareholders' equity                           $ 25,384           $ 26,122
                                                                         ========           ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                      Nine Months ended June 30,
                                                                      --------------------------
                                                                         2000            1999
                                                                      -----------    -----------
                                                                      (Dollar amounts in thousands,
                                                                    except share and per share data)

Net sales
  Affiliates                                                          $     7,848    $    25,177
  Non-affiliates                                                            8,599         13,566
                                                                      -----------    -----------
                                                                           16,447         38,743

Cost of sales                                                              11,491         23,349
                                                                      -----------    -----------

Gross profit                                                                4,956         15,394

Operating expenses                                                          6,984          8,112
                                                                      -----------    -----------

(Loss) income from operations                                              (2,028)         7,282

Other income (expense):
  Equity in income (loss) of unconsolidated affiliates                        626         (1,350)
  Gain on sale of investment in unconsolidated affiliate                      330             --
  Interest expense                                                           (303)          (286)
  Other income                                                                  7             --
                                                                      -----------    -----------
Total other income (expense)                                                  660         (1,636)
                                                                      -----------    -----------
(Loss) income before (benefit) provision for income taxes                  (1,368)         5,646

(Benefit) provision for income taxes                                         (407)         1,971
                                                                      -----------    -----------

Net (loss) income                                                     ($      961)   $     3,675
                                                                      ===========    ===========

Net (loss) income per share:
    Basic                                                             ($      .17)   $       .68
                                                                      ===========    ===========
    Diluted                                                           ($      .17)   $       .63
                                                                      ===========    ===========

Common shares used in computing net income
per share amounts:
    Basic                                                               5,501,947      5,377,656
                                                                      ===========    ===========
    Diluted                                                             5,501,947      5,837,104
                                                                      ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                      Three Months ended June 30,
                                                                      ---------------------------
                                                                         2000            1999
                                                                      -----------     -----------
                                                                      (Dollar amounts in thousands,
                                                                    except share and per share data)

Net sales
  Affiliates                                                          $       387     $     7,658
  Non-affiliates                                                            2,905           5,593
                                                                      -----------     -----------
                                                                            3,292          13,251

Cost of sales                                                               2,908           7,978
                                                                      -----------     -----------

Gross profit                                                                  384           5,273

Operating expenses                                                          2,468           2,512
                                                                      -----------     -----------

(Loss) income from operations                                              (2,084)          2,761

Other income (expense):
  Equity in income (loss) of unconsolidated affiliates                        174            (695)
  Interest expense                                                           (116)           (109)
  Other expense                                                               (21)             --
                                                                      -----------     -----------
Total other income (expense)                                                   37            (804)
                                                                      -----------     -----------
(Loss) income before (benefit) provision for income taxes                  (2,047)          1,957

(Benefit) provision for income taxes                                         (614)            708
                                                                      -----------     -----------

Net (loss) income                                                     ($    1,433)    $     1,249
                                                                      ===========     ===========

Net (loss) income per share:
    Basic                                                             ($      .26)    $       .23
                                                                      ===========     ===========
    Diluted                                                           ($      .26)    $       .21
                                                                      ===========     ===========

Common shares used in computing net income per share amounts:
    Basic                                                               5,554,434       5,386,221
                                                                      ===========     ===========
    Diluted                                                             5,554,434       5,920,072
                                                                      ===========     ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                Nine months ended June 30,
                                                                                --------------------------
                                                                                 2000               1999
                                                                                -------           -------
                                                                              (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                                             ($  961)          $ 3,675
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Equity in (income) loss of unconsolidated affiliates                        (626)            1,350
       Gain on sale of investment in unconsolidated affiliate                      (330)               --
       Depreciation and amortization                                                519               528
       Provision for losses on accounts receivable                                   47                59
       Provision for inventory obsolescence                                         395               450
       Deferred income taxes                                                        194              (633)
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                               4,094            (7,946)
        (Increase) decrease in inventory                                         (2,774)              600
         Increase in income taxes receivable                                       (548)               --
         Decrease (increase) in prepaid expenses and other assets                   216              (149)
        (Decrease) increase in accounts payable                                    (151)              273
         Decrease in accrued expenses and other current liabilities                (275)             (560)
        (Decrease) increase in income taxes payable                                 (54)              324
                                                                                -------           -------

NET CASH USED IN OPERATING ACTIVITIES                                              (254)           (2,029)
                                                                                -------           -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals       (386)             (420)
  Proceeds from sale of investment in unconsolidated affiliate                      100                --
  Investments in unconsolidated affiliates                                         (180)             (166)
                                                                                -------           -------
NET CASH USED IN INVESTING ACTIVITIES                                              (466)             (586)
                                                                                -------           -------

FINANCING ACTIVITIES:
  Net (repayments) proceeds from note payable to bank                              (277)            3,097
  Purchase of treasury stock                                                         --              (247)
  Issuance of stock upon exercise of stock options and warrants                     980               123
                                                                                -------           -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           703             2,973
                                                                                -------           -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (17)              358

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,273               834
                                                                                -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 1,256           $ 1,192
                                                                                =======           =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                      $   303           $   305
                                                                                =======           =======
  Income taxes                                                                  $   171           $ 2,271
                                                                                =======           =======

   The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 1999 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

NOTE C - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three and nine months ended June 30, 2000 and 1999, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE D - NET (LOSS) INCOME PER COMMON SHARE

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, net (loss) income per common share amounts ("basic EPS") were computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Net (loss) income per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options and stock warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2000

NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                      Nine Months Ended                                Nine Months Ended
                                                         June 30, 2000                                    June 30, 1999
                                             (In thousands, except per share data)           (In thousands, except per share data)
                                          ------------------------------------------        -------------------------------------
                                          Net Income         Shares         Per Share       Net Income       Shares     Per Share
                                          (Numerator)     (Denominator)      Amounts        (Numerator)  (Denominator)   Amounts
                                          -----------     -------------      -------        -----------  -------------   -------
Net income                                    ($  961)                                           $3,675
                                               ------                                            ------

Basic EPS
---------
Net income attributable to Common Stock       ($  961)          5,501.9        ($.17)             3,675        5,377.7       $.68
Effect of dilutive securities
-----------------------------
Stock options and warrants                         --                --           --                 --          459.4       (.05)
                                          -----------     -------------      -------        -----------  -------------    -------

Diluted EPS
-----------
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     ($  961)          5,501.9        ($.17)            $3,675        5,837.1       $.63
                                               ======           =======         ====             ======        =======       ====


                                                     Three Months Ended                              Three Months Ended
                                                        June 30, 2000                                    June 30, 1999
                                            (In thousands, except per share data)            (In thousands, except per share data)
                                          ------------------------------------------        -------------------------------------
                                          Net Income         Shares        Per Share        Net Income      Shares      Per Share
                                          (Numerator)     (Denominator)     Amounts         (Numerator)  (Denominator)   Amounts
                                          -----------     -------------      -------        -----------  -------------    -------

Net income                                    ($1,433)                                           $1,249
                                               ------                                            ------

Basic EPS
---------
Net income attributable to Common Stock       ($1,433)          5,554.4    ($.26)                $1,249        5,386.2       $.23
Effect of dilutive securities
-----------------------------
Stock options and warrants                         --                --       --                     --          533.9       (.02)
                                          -----------     -------------      -------        -----------  -------------    -------

Diluted EPS
-----------
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     ($1,433)          5,554.4    ($.26)                $1,249        5,920.1       $.21
                                               ======           =======     ====                 ======        =======       ====

Options to purchase shares of Common Stock in the nine months and three months ended June 30, 2000, were not included in the computation of diluted EPS because they were anti-dilutive. Options to purchase 44,000 shares of Common Stock in the nine months and three months ended June 30, 1999, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2000

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

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. The Company does not currently use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated financial statements when adopted.

                        Global Payment Technologies, Inc.
                                  June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months ended June 30, 2000 compared with nine months ended June 30, 1999

Sales

Net sales decreased by 57.5%, or $22,296,000, to $16,447,000 in the nine months ended June 30, 2000 as compared with $38,743,000 in the comparative prior-year period. The decline was primarily due to decreased demand for the Company's products and delays in several projects.

Gross Profit

Gross profit decreased to $4,956,000, or 30.1% of net sales, in the nine months ended June 30, 2000 from $15,394,000, or 39.7% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and commensurate production during the period.

Operating Expenses

Operating expenses decreased to $6,984,000, or 42.5% of net sales, in the nine months ended June 30, 2000 as compared with $8,112,000, or 20.9% of net sales, in the comparative prior-year period. This decrease of $1,128,000 was primarily the result of a reduction in certain personnel related costs, as well as lower shipping and commission costs. During the nine months ended June 30, 2000, the Company was able to reduce operating expenses in light of the reduced revenue performance. However, the significant revenue decrease resulted in an increase in operating expenses as a percentage of net sales. During the quarter ended June 30, 2000, the Company took action with a reduction in workforce to reduce expenses, the full benefit of which will be realized in the fourth quarter.

Net Income

Net (loss) income for the nine months ended June 30, 2000, was ($961,000), or ($0.17) per share, as compared with $3,675,000, or $0.63 per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the nine months ended June 30, 2000 and 1999 are the Company's share of net profits (net losses) of these affiliates of $626,000 and ($1,350,000), respectively. In the nine months ended June 30, 2000 and 1999, equity in income of unconsolidated affiliates includes an increase (decrease) of approximately $589,000 and ($1,745,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profit on intercompany sales to its affiliates that have (have not then) been recognized by these affiliates. This improvement in profit is the result of a significant decrease of inventory at the Company's affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $37,000 and $395,000 for the nine months ended June 30, 2000 and 1999, respectively. This decrease is primarily the result of lower sales and profits at the Company's South African affiliate and start-up costs relating to Abacus Financial Management Systems, Ltd. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's June 30, 2000 effective tax rate was 29.8% as compared to 34.9% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from its foreign affiliates. During the nine months ended June 30, 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate (see Note E). Excluding the effect of this one-time gain, net loss was ($1,182,000), or ($.21) per share.

                        Global Payment Technologies, Inc.
                                  June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Sales

Net sales decreased by 75.2%, or $9,959,000, to $3,292,000 in the three months ended June 30, 2000 as compared with $13,251,000 in the comparative prior-year period. The decline was primarily due to decreased demand for the Company's products and delays in several projects.

Gross Profit

Gross profit decreased to $384,000, or 11.7% of net sales, in the three months ended June 30, 2000 from $5,273,000, or 39.8% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and commensurate production during the quarter.

Operating Expenses

Operating expenses decreased to $2,468,000, or 75.0% of net sales, in the three months ended June 30, 2000 as compared with $2,512,000, or 19.0% of net sales, in the comparative prior-year period. This increase in operating expenses as a percentage of net sales is primarily the result of the Company's significant revenue decrease. During the quarter ended June 30, 2000, the Company took action with a reduction in workforce to reduce expenses, the full benefit of which will be realized in the fourth quarter.

Net Income

Net (loss) income for the quarter was ($1,433,000), or ($.26) per share, as compared with $1,249,000, or $.21 per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended June 30, 2000 and 1999 are the Company's share of net income (losses) of these affiliates of $174,000 and ($695,000), respectively. In the three months ended June 30, 2000 and 1999, equity in income of unconsolidated affiliates includes an increase (decrease) of approximately $300,000 and ($740,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profit on inter-company sales to its affiliates that have (have not then) been recognized by these affiliates. This improvement in profit is the result of a significant decrease of inventory at the Company's affiliates. Excluding the inter-company gross profit adjustment, the Company's share of net (losses) profits of these unconsolidated affiliates was ($126,000) and $45,000 for the three months ended June 30, 2000 and 1999, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's June 30, 2000 effective tax rate was 30.0% as compared to 36.2% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from its foreign affiliates and the Company's earnings from operations.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates, and interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2000 and beyond.

                        Global Payment Technologies, Inc.
                                  June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

At June 30, 2000, the Company's cash and cash equivalents were $1,256,000 as compared with $1,273,000 at September 30, 1999. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. As of June 30, 2000, the Company received a waiver for the lack of compliance with certain covenants. This waiver increases interest rates on its RLC by 50 basis points and amends the covenants for the next twelve months, which the Company feels is sufficient to operate its business. The Company was in compliance at September 30, 1999. As of June 30, 2000, outstanding borrowings under the five-year term loan and the RLC were $3,200,000 and $2,050,000, respectively.

Net cash used in operating activities was $254,000 in the nine months ended June 30, 2000. This amount is due to a net loss for the period, adjusted for non-cash items, of $762,000, increased inventory of $2,774,000, decreased accrued expenses and other current liabilities of $275,000, increased income taxes receivable of $602,000 and a decrease in accounts payable of $151,000, offset, in part, by decreased accounts receivable of $4,094,000 and decreased prepaid expenses and other assets of $216,000. Net cash used in operating activities was $2,029,000 in the nine months ended June 30, 1999. This amount is due to an increase in accounts receivable of $7,946,000, an increase in prepaid expenses and other assets of $149,000 and a decrease in accrued expenses and other current liabilities of $560,000, offset, in part, by net income for the period, adjusted for non-cash items, of $5,429,000, a decrease in inventory of $600,000, increased accounts payable of $273,000 and an increase in income taxes payable of $324,000.

Cash used in investing activities for the nine months ended June 30, 2000 amounted to $466,000 as compared with $586,000 in the prior-year period. Investments in property and equipment in the nine months ended June 30, 2000 amounted to $386,000 as compared with $420,000 in 1999. In addition, the Company loaned its joint ventures approximately $180,000 in the nine months ended June 30, 2000, as compared with $166,000 in the prior year period, which has been added to the investment in unconsolidated affiliates based on the terms of the related agreements. Finally, in the nine months ended June 30, 2000, the Company received proceeds of $100,000 from the partial sale of its share of its South African affiliate.

Cash provided by financing activities in the nine months ended June 30, 2000 consisted of proceeds of $980,000 received from the exercise of stock options and warrants, offset in part by net repayments of bank borrowings of $277,000. Cash provided by financing activities in the nine months ended June 30, 1999 consisted of net proceeds from bank borrowings of $3,097,000, augmented by proceeds of $123,000 received from the exercise of stock options and warrants. In addition, in the nine months ended June 30, 1999, cash provided by financing activities was used for the repurchase of the Company's common stock for $247,000.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

                        Global Payment Technologies, Inc.
                                  June 30, 2000

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

                        Global Payment Technologies, Inc.


                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit#                       Description
     --------            ----------------------------------------

      10.10 Employment Agreement dated May 1, 2000 between the Company and Thomas McNeill (1)

      27                 Financial Data Schedule (1)

-----------------
     (1)  Filed herewith.


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


                                           Global Payment Technologies, Inc.


                                           By:  /s/ Thomas McNeill
                                                --------------------------------
                                                Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer



Dated:  August 14, 2000