Form 10-K
period 2000-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2000-12-22
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Mark One

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2000

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on December 12, 2000, was approximately $23,611,700.

     As of December 12, 2000, the registrant had a total of 5,557,050 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of the registrant for the annual meeting of stockholders to be held in 2001 are incorporated by reference into
Part III of this report.

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

The Company designs and manufactures currency validation systems, including paper currency validators and related paper currency stackers, and sells its products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming and gaming related equipment, beverage and vending machines and retail equipment that dispense products, services, coinage and other currencies. Note stackers are sold with most validators and are designed to store validated paper currency and, in some cases, record and store information on contents, usually in secure removable cassettes. Although the Company knows of no commercially available validator that is counterfeit-currency-proof, the Company's validators and stackers offer significant protection against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. The Company's validators are adaptable to a wide variety of original equipment manufacturer ("OEM") applications and have been engineered into the design of most major gaming and numerous beverage and vending machines sold worldwide. The Company's products offer a highly competitive level of performance and are designed to provide ease of maintenance and repair.

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, Global Payment Technologies South Africa Pty. Ltd. ("GPT-SA"), which on July 3, 1998, changed its name to Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"). On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPT-SA. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPT-SA's founding shareholders), as well as additional shares directly from GPT-SA, which reduced the Company's ownership of GPT-SA from 50% to 33%. On November 1, 1999, GPTHL formed International Payment Systems Pty Ltd. ("IPS") and assigned its rights to all of the non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line"), a Florida-based Nasdaq listed company specializing in Internet wagering and other casino based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management. The ability to distribute On-Line's products in South Africa allows GPTHL to broaden its market and product line. With the closing of this transaction, the Company now has a 23.5% interest in GPTHL.

Effective August 1, 2000, a division of IPS, GPT Cash Systems, acquired all the assets including the service contracts of De La Rue Cash Systems (Proprietary) ("DLR"), the South African wholly owned subsidiary of De La Rue PLC. DLR received cash and a minority interest in GPT Cash Systems. In addition to improving GPT Cash Systems' revenue base of sales and service of the De La Rue product suite, this transaction will provide a base of service operations which will expand and improve upon existing service capabilities, and allow our affiliate to service other business markets, including the South African route market which is expected to open by September 2001.

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

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to $16.7 million in fiscal 1996, to $23.9 million in fiscal 1997, to $39.4 million in fiscal 1998, and to its high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at the Company's affiliates. During fiscal 2000 the Company significantly reduced inventory at its affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000.

Prior to January 1993, the Company's marketing efforts were directed primarily toward domestic distribution and end-users that focused on the replacement and retrofit markets for validators in amusement and gaming machines. Commencing in January 1993, the Company began to focus its marketing efforts on OEMs of gaming machines and automated vending machines that dispense beverages, telephone cards and postage stamps. In addition, since January 1993, the Company has progressively increased its marketing efforts to the international market for currency validation systems, particularly targeting the international gaming industry. The Company's international sales amounted to 83%, 80% and 81% of net sales in fiscal 2000, 1999 and 1998, respectively. Management believes the international market for currency validation systems may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which focus primarily on the broader, higher-volume market using standardized product configurations. This focus has been effective in the worldwide gaming market and is the "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the Company's competition. The focus of this strategy has, and continues to be, the creation of an increasing presence in the international gaming industry with particular attention to markets which have the largest opportunity for growth. In 1997, this strategy led to the Company's products being designed into most of the major OEMs' gaming machines. In 1998, this strategy led to new customers that opted to use the Company's products based on its growing strength internationally and its reputation for working closely to adapt to customers' needs. In 1999, the Company continued to strengthen and grow its relationships with the OEMs through increased joint marketing and advertising efforts and by creating databases to allow the OEMs an opportunity to seek new potential markets worldwide. As a result, the Company is now in the position to gain additional business based on its acceptance as the currency validation standard for a number of growing markets worldwide. The Company's strong international presence continues to provide for growth opportunities in the domestic gaming sector, as this market is viewed as an important target for expansion by several of the Company's international customers. Beginning in 1999, the Company also began a seminar program that provided certain key customers and their personnel with an in-depth orientation of the Company and its operations.

In 1998, the Company expanded its marketing efforts to include the end-users (i.e., casino operators) who purchase machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company also focused on creating business in the retrofit market for certain important gaming venues such as Nevada, where gaining market presence would provide improved visibility and credibility in the domestic market. The expected results of improved recognition were achieved in 1998. In 1999, this strategy of working with the end-users was expanded to include more direct operator technical training and participation in seminars with the Company's OEM customers. By marketing directly to the end-users in conjunction with the OEMs, the Company expects its products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of the Company's competition. In 1999, the Company began to develop programs and plans to allow for improved education of its customers. Such programs and plans include the development of formally documented maintenance schedules and similar programs to be proposed to customers. These maintenance programs are being offered in coordination with the Company's OEM customers, and are intended to broaden awareness of the Company and its products within the gaming industry. Additionally, the Company will be focusing increased marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate itself from the competition. This overall strategy allows the Company's products to continue to demonstrate the high performance and quality achieved in a number of worldwide markets.

The Company's strategy in the large worldwide beverage and vending industry has been, and will continue to be, the same "niche" effort that has been successful in the gaming marketplace. In 1998 and 1999, the Company continued to focus its efforts on creating relationships with the major OEMs and end-user customers in certain emerging international markets. By working with both the OEMs and end-users to adapt its products to meet their needs, the Company is beginning to create a growing presence in the beverage and vending market with its current product lines. This flexibility to adapt its products to meet customers' needs led to a successful product launch in Russia during 1998 and has allowed the Company to establish new sales in Europe with major vending operators. In 2001, this strategy will continue to be used to develop particular areas such as the emerging markets in the Middle East and Southeast Asia. Management believes this strategy will assist in providing the Company with increased visibility and credibility in the overall beverage and vending industry. The Company has recognized the need to develop a product that can more effectively compete in terms of price and features with other manufacturers' validators in these industries and has placed a high priority on this product development effort. The Company expects to begin field trials of its vending validator during Spring 2001. Also in 2000, in an effort to gain momentum and facilitate the transition to this new vending product in the worldwide vending market, the Company has modified its current Generation II product to be more price competitive, primarily in the international vending marketplace.

The Company's revenue growth through fiscal 1999 was due primarily to its focus on the customer as well as on the development of products that utilize features that add value to its customers in the gaming and beverage and vending industries. This strategy will be further expanded with the anticipated release and trials of new products beginning in fiscal 2001. The Company has striven to raise the level of currency acceptance and counterfeit rejection of its validators to new standards, in addition to expanding the functions of the validator to handle the processing of payments or transactions through a variety of media, both paper and electronically based.

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

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $225,000, $300,000 and $350,000 during fiscal 2000, 1999 and 1998, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications, as well as to achieve improvements in technology. The Company's new product development efforts have been focused on the design of its next generation of validator products, the first of which is Argus(TM). Argus, the Company's new gaming validator, was launched at the World Gaming Congress in October 2000. The Company received its first significant order for Argus, amounting to in excess of $1 million, prior to this show. In the Spring 2001, the Company plans to introduce a new product designed specifically to address the requirements of the beverage and vending marketplace. Building from its engineering libraries, the Company anticipates the introduction of a third new product in early 2002 that will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets.

The Company's principal products include three basic validator models and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 1999 and 2000, this shift continued and Generation II product line sales accounted for 79% and 76%, respectively of unit sales. The Argus product has been designed to be a drop-in replacement for Generation II IDS and is focused toward bringing new technological features to the marketplace. The Company expects sales to start shifting from its Generation II product line over the course of fiscal 2001. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products to its Generation II products and will continually assess the adequacy of inventory reserves for the anticipated shift in demand towards its Argus product and its new beverage and vending product.

The Model 125 ("M-125") is the Company's first generation multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving upstack design makes it popular for use in machines where space is at a premium. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 1998, 1999 and 2000, M-125 sales were primarily in vending applications in Italy, helping to grow the Company's presence and credibility in that important European market. It is expected that this product will begin to be replaced in fiscal 2001 by a new beverage and vending product currently under development.

The Model 150 ("M-150") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-150 is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service, Department of Gaming Enforcement ("DGE") and Gaming Laboratories, Inc. ("GLI") approved. Due to the growth and acceptance of the Generation II product line, the M-150 product has been substantially reduced in 1999 and 2000 and is expected to be completely phased out during 2001.

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

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to 3.35 inches in width), in 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. It is a drop in replacement for the existing GII validator. Argus is also equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. In the future, GPT plans to offer with Argus the option of incorporating smart-card and mag-card technologies. Its sensor system has a patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM).

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship, which the Company believes is standard for the industry. This warranty will essentially double with its new Argus validator. The Company or its authorized service agents will repair or replace any units that require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranteed as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, South Africa, Europe and Southeast
Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2001 as the opportunities arise. Over the last three years, the Company's cost of warranting its products has varied primarily as a direct result of the increase or decrease in the unit sales. Warranty expense for 2000, 1999 and 1998 was $328,000, $490,000 and $175,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts the Company's primary sales and marketing efforts in both the domestic and international markets. During the latter part of fiscal 1996 and during fiscal 1997, the Company established joint ventures providing local sales and service in the key markets of South Africa and Australia and a Company-owned sales and service office was opened in the important Las Vegas, Nevada market. During fiscal 1998, the Company formed GPT-Europe, a 70%-owned entity, to provide local sales and service in Europe and acquired the assets and liabilities of its former independent European distributor. During 1999, the Company expanded its local sales and service capabilities in Southeast Asia as it signed a three-year distribution agreement with RGB Ltd., a Malaysian company. The overall sales and service network provides effective international coverage for the Company's products and customers and is an indication of the Company's commitment to providing superior service worldwide.

During fiscal 1998 and 1999, the Company expanded its "Technical Services" and "Customer Service" groups, which were formed in 1997 and allowed the Company to become more customer focused. During fiscal 2001, the Company has already enhanced its capabilities with the addition of a Director of Gaming to support additional sales opportunities worldwide and to provide superior support and customer service to OEMs and end-users worldwide.

Customer Concentration

During fiscal 2000, the Company's largest customer, GPTA, accounted for approximately 48% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 88% of the Company's revenues, with the remaining 12% primarily from product applications in the beverage and vending industry. The Company anticipates a further reduction of its dependence on its largest customer and the gaming industry by expanding its customer base and by the introduction of its next generation of validation products for the beverage and vending marketplace expected in the Spring 2001.

Manufacturing

Since 1995, the Company's operations have been conducted from a leased facility, currently 44,000 square feet, which houses the manufacturing and administrative functions in Hauppauge, New York.

The Company's manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for the final assembled product. Direct control over fabrication, via its key suppliers, and testing permits the Company to shorten its production cycle and protect patented and proprietary technology. During fiscal 1998 the Company significantly improved its overall manufacturing productivity, as measured by a production capacity increase of approximately 48% without adding a production shift. This was achieved by a combination of increased staff as well as improved manufacturing efficiencies. In fiscal 1999 the Company achieved additional manufacturing productivity improvements, which enabled the Company to achieve a 26% unit sales increase to approximately 98,000 validators. During fiscal 2000, the Company transitioned a portion of its manufacturing to demand flow technology ("DFT"). In addition, the Company has and will continue to evaluate its suppliers in an effort to reduce its total cost of manufacturing, a process that may include vendor consolidation and selected outsourcing. Despite these efforts, the Company's manufacturing efficiencies significantly declined in fiscal 2000 as a direct result of the 49% sales decline resulting in higher manufacturing costs per unit, as well as less efficient operations as a result of lower and more frequent production runs.

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

As the Company transitions to its Argus product line it expects to incur increased costs related to lower volumes on the two product lines. Once the transition is substantially completed, the

Argus product is expected to be produced in a more efficient manner and cost, while at the same time allowing the Company increased flexibility to meet the customer's demand.

Competition

The market for the Company's products is very competitive and the number of competitors and their product offerings have increased due to the growing worldwide marketplace. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. Additionally, certain of these companies have acquired competitors with synergistic product lines in an effort to offer a more complete product line. In 1998, Coin Controls Limited ("Coin Controls") acquired Ardac, Inc. ("Ardac"), a domestic currency validator manufacturer. Coin Controls had primarily focused on the validation of coins worldwide for the gaming and amusement industries. With the acquisition of Ardac, Coin Controls changed its name to Money Controls PLC ("MCP") and the two companies together had the ability to package its coin mechanism with a currency validator for both the gaming and beverage and vending industries. In November 1999 MCP announced, and subsequently completed, its agreement to be acquired by Coin Acceptors, Inc. ("Coinco"), a St. Louis based supplier of primarily vending products. This results in Coinco being a competitor that has an integrated gaming and beverage and vending product line, as well as relationships in both industries. A similar competitor is Mars Electronics International ("MEI"), an entity that has products able to serve both the gaming and the beverage and vending marketplace.

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

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, the Company competes for gaming machine business with JCM, MEI and Ardac. In the secondary low-value gaming markets, Innovative Technology, Ltd. maintains a significant market share due to this markets price sensitivity and its low-cost approach to this market. The Company has focused its marketing efforts on the higher-priced domestic and international gaming validator business and competes on the basis of quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies, as well as a competitive price point.

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

The Company holds eight U.S. patents as follows: design for "Escrow Box for Coin Operated Machines," U.S. Patent No. 0283518 issued April 22, 1986; "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," U.S. Patent No. 4884671 issued December 5, 1989; "Anti-fraud Currency Acceptor," U.S. Patent No. 5259490 issued November 9, 1993; "Bill Accumulating and Stacking Device," U.S. Patent No. 5322275 issued June 21, 1994; "Soft Count Tracking System," U.S. Patent No. 5630755 issued May 20, 1997; "Paper Currency Validator (Side-Looking Sensors)," U.S. Patent No. 5806649 issued September 15, 1998; "Electrical Switch Connectors," U.S. Patent No. 5842879 issued December 1, 1998 and "Stacker Mechanism for Stacking Bank Notes" U.S. Patent No. 5899452 issued May 4, 1999. Certain patents cover technology used in the Company's first and second generation validator product lines and the remaining patents cover technology used in certain special models. The Company has also applied for two additional U.S. patents, the most important of which covers the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned. The Company has received notification of this patent being approved and is awaiting the issuance thereof. In addition, on September 30, 1999 the Company filed a reissue application with the U.S. Patent and Trademark Office to amend and broaden the claims of U.S. Patent No. 5630755.

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

Employees

On December 11, 2000, the Company had 172 employees, consisting of 5 executives; 18 sales, technical support and customer service representatives; 40 engineers and software developers; 24 materials, quality control and quality assurance personnel; 20 administrative and clerical personnel; and 65 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international market in which the Company operates; the relative strength of the United States currency; and other risks described in the Company's Securities and Exchange Commission filings.

Item 2. Properties

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2006, at an annual base rental of approximately $299,000 in fiscal 2000, increasing to approximately $372,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future. The Company leases approximately 6,600 square feet in Valley Stream, New York, for a term expiring February 28, 2002, at an annual base rental of approximately $159,000 in fiscal 2000, increasing annually to approximately $170,000 in the final year of the term. This facility houses the executive, accounting and certain sales functions of the Company. The Company also leases approximately 3,600 square feet in Las Vegas, Nevada, for a term expiring January 31, 2004, at an annual base rental of approximately $46,000 increasing annually to approximately $52,000 in the final year of the term. This facility houses certain sales and service functions of the Company.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

a) Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 1999 and 2000.

                                                 Common Stock
                                                 ------------

         Quarter Ended                          High       Low
         -------------                          ----       ---

         December 31, 1998                      8 7/8     5 5/8
         March 31, 1999                         12 11/16  7 3/8
         June 30, 1999                          15 3/4    7 1/4
         September 30, 1999                     9 3/8     7 5/8
         December 31, 1999                      11 5/8    7 3/4
         March 31, 2000                         10 3/8    7 3/4
         June 30, 2000                          8 5/8     4 7/8
         September 30, 2000                     6 7/8     5 1/2


b) Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 12, 2000, were 1,326 and 56, respectively.

c) Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS
(In thousands, except earnings per share)
-----------------------------------------

----------------------------------------------------------------------------------------------------
Year Ended September 30                         1996        1997       1998         1999        2000

----------------------------------------------------------------------------------------------------
Net sales                                    $16,693     $23,868    $39,388      $43,896     $22,507
Net income (loss)                                272       1,475      3,356(2)     3,962      (1,229)(2)
Diluted earnings (loss) per share (1)            .05         .25        .56          .68        (.22)(3)
Total assets                                  10,903      14,154     22,583       26,122      24,460
Long term debt obligations                        --          --         --        4,994       3,617
Stockholders' equity                           8,919      10,417     13,087       17,038      16,795

(1) Diluted earnings per share have been adjusted to give a retroactive effect to a two-for-one stock split, in the form of a stock dividend, distributed on September 4, 1997.

(2) Includes an after-tax gain of $225,000 and $221,000 in 1998 and 2000, respectively, from the sale of a portion of the Company's unconsolidated South African affiliate.

(3) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

QUARTERLY INFORMATION
(In thousands, except earnings per share)
-----------------------------------------

                                                              Quarter Ended
------------------------------------------------------------------------------------------------------
                                       Dec. 31      Mar. 31      June 30      Sept. 30        Year
------------------------------------------------------------------------------------------------------
Fiscal 1999

Net sales                             $ 12,302     $ 13,189     $ 13,251      $ 5,154       $ 43,896
Gross profit                             4,852        5,269        5,273        1,842         17,236
Net income                               1,136        1,290        1,249          287          3,962
Diluted earnings per share                0.20         0.22         0.21         0.05           0.68

-----------------------------------------------------------------------------------------------------
Fiscal 2000

Net sales                             $  6,850     $  6,305     $  3,292      $ 6,060       $ 22,507
Gross profit                             2,442        2,130          384        1,832          6,788
Net income (loss)                          461           11       (1,433)        (268)        (1,229)
Diluted earnings (loss) per share         0.08         0.00        (0.26)       (0.05)(1)      (0.22)(1)

(1) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Fiscal year ended September 30, 2000 compared with September 30, 1999

Sales

Net sales for fiscal 2000 decreased by 48.7% to $22.507 million as compared with $43.896 million in fiscal 1999. The sales decline in fiscal 2000 is primarily due to decreased demand for the Company's bill validator products and delays in several projects. A decline in sales in Australia and domestically to the gaming industry amounted to approximately $15.8 million and $4.9 million, respectively. Accordingly, gaming sales decreased 50% to $19.9 million and beverage and vending sales decreased 40% to $2.6 million. Net sales to international customers accounted for 83.1% and 80.4% of net sales in fiscal 2000 and 1999, respectively.

Gross Profit

Gross profit decreased to $6.788 million, or 30.2% of net sales, in fiscal 2000 as compared with $17.236 million, or 39.3% of net sales, in the prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and production during the period.

Operating Expenses

Operating expenses in fiscal 2000 decreased to $9.251 million, or 41.1% of net sales, as compared with $10.306 million, or 23.5% of net sales, in fiscal 1999. This decrease of $1.055 million was primarily the result of a reduction in certain personnel related costs, which includes the results of cost reduction efforts, as well as lower shipping and warranty costs. During the year ended September 30, 2000, the Company was able to reduce operating expenses in light of reduced revenue performance. However, the significant revenue decrease resulted in an increase in operating expenses as a percentage of net sales. During the quarter ended June 30, 2000, the Company took action to reduce its workforce which lowered expenses, the full benefit of which was realized in the fourth quarter and will continue to be realized through the fiscal quarter ended June 2001.

Net (Loss) Income

Net (loss) income for fiscal 2000 was ($1.229) million, or ($0.22) per share, as compared with $3.962 million, or $0.68 per share, for fiscal 1999. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for fiscal 2000 and 1999 are the Company's share of net profits (net losses) of these affiliates of $742,000 and ($678,000), respectively. In fiscal 2000 and 1999, equity in income
(loss) of unconsolidated affiliates includes an increase (decrease) of approximately $689,000 and ($1,125,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profits on intercompany sales to its affiliates that have (have not then) been recognized by these affiliates. This improvement in profit is the result of a significant decrease of inventory at the

Company's affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $53,000 and $447,000 for fiscal 2000 and 1999, respectively. This decrease is primarily the result of lower sales and profits at the Company's South African and Australian affiliates, both of which remain profitable, and start-up costs relating to Abacus Financial Management Systems, Ltd. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. During fiscal 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate (see Note
11). Excluding the effect of this one-time gain, net loss was ($1,450,000), or ($.26) per share.

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

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and, to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and expansion throughout fiscal 2001 and beyond.

On July 15, 1999, the Company entered into a $10 million unsecured long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. The Company was in compliance with these covenants at September 30, 1999. As of June 30, 2000, the Company received a waiver for non-compliance with certain covenants. In addition, the Company received an amendment of its covenants for the next twelve months, which the Company believes is sufficient to operate its business. The Company was in compliance with these amended covenants at September 30, 2000. As of September 30, 2000, outstanding borrowings under the five-year term loan and the RLC were $3,067,000 and $1,350,000, respectively.

Net cash provided by operating activities amounted to $701,000 in fiscal 2000. This amount is due to decreased accounts receivable of $4.095 million, decreased prepaid expenses and other assets of $197,000 and increased accrued expenses and other liabilities of $76,000, offset, in part, by a net loss for the year, adjusted for non-cash items, of $933,000, increased inventory of $1.834 million, an increase in income tax receivable of $674,000, a decrease in accounts payable of $172,000 and a decrease in income taxes payable of $54,000. Net cash used in operating activities amounted to $1.058 million in fiscal 1999. Net income, adjusted for noncash items, was $5.561 million in fiscal 1999. This amount was reduced by an increase in accounts receivable of $4.472 million, a decrease in accrued expenses and other current liabilities of $1.155 million, a decrease in accounts payable of $517,000, a decrease in income taxes payable of $376,000, and an increase in prepaid expenses and other assets of $111,000. Net cash used in operating activities amounted to $3.856 million in fiscal 1998. Net income, adjusted for noncash items, was $3.977 million in fiscal 1998. This amount was augmented by an increase in accrued expenses and other current liabilities of $1.696 million and an increase in income taxes payable of $321,000 and was offset by an increase in accounts receivable of $6.034 million, an increase in inventory of $3.344 million, an increase in prepaid expenses and other assets of $214,000 and a decrease in accounts payable of $258,000.

Net cash used in investing activities amounted to $512,000 in fiscal 2000 as compared with $128,000 in fiscal 1999 and $633,000 in fiscal 1998. The Company provided net fundings to its joint ventures of $181,000 in fiscal 2000 as compared with $166,000 in fiscal 1999 and $42,000 during fiscal 1998. In addition, during fiscal 2000 and fiscal 1998, the Company recognized a pre-tax gain of $330,000 and $385,000, respectively, from the sale of a portion of the equity in its South African affiliate (see Note 11). Further, the Company received $472,000 and $39,000 in dividend distributions from its Australian and South African affiliates, respectively, during fiscal 1999. The remaining investing activities of $431,000 in fiscal 2000, $473,000 in fiscal 1999 and $976,000 in fiscal 1998 were for the purchase of property and equipment.

Net cash (used in) provided by financing activities amounted to ($283,000) in fiscal 2000, as compared with $1.686 million in fiscal 1999 and $3.411 million in fiscal 1998. In fiscal 2000 the Company made repayments (net of proceeds) of $1.269 million on its credit facilities as compared with proceeds received (net of repayments) of $1.697 million and $4.097 million in fiscal 1999 and 1998, respectively. In fiscal 1999 and 1998, the Company used a portion of these proceeds to repurchase its common stock amounting to $247,000 (44,200 shares) and $1.047 million (165,000 shares), respectively. The remaining cash provided by financing activities of $986,000 in fiscal 2000, $236,000 in fiscal 1999 and $361,000 in fiscal 1998 were from the issuance of stock upon the exercise of common stock options and warrants.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Fiscal 2000 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has and will continue to assess ways to reduce product manufacturing costs, thereby increasing profit margins and improve its operations to gain efficiencies and reduce operating costs.

While the Company operates in many international markets, it does so principally through the sale of its products with invoices denominated in the United States currency. Additionally, the Company operates without the use of derivative or hedging instruments. The Company is subject to the effects caused by the strengthening or weakening United States currency, and as such may consider the use of currency instruments in the future.

The Company has a $6.0 million revolving credit facility with borrowings subject to interest at the bank's prime rate or LIBOR plus a range of 125 to 250 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $6.0 million, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $60,000.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 10 through 13 inclusive are omitted per General Instruction G(3). The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1. All Financial Statements:

        Report of Independent Public Accountants (page F-1)

        Consolidated Balance Sheets as of September 30, 2000 and 1999 (page F-2)

        Consolidated Statements of Income for the years ended September 30, 2000, 1999 and 1998 (page F-3)

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998 (page F-4)

        Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998 (page F-5)

        Notes to Consolidated Financial Statements (page F-6)

     2. Financial statement schedules required to be filed by Item 8 of this
        Form:

        Report of Independent Accountants on Financial Statement Schedule (page S-1)

        Schedule II of Valuation and Qualifying Accounts (page S-2)

     3. Exhibits:

Exhibit No.
-----------

3.1     Certificate of Incorporation (2)

3.2     Certificate of Merger (2)

3.3     By-Laws (2)

4.1 Credit Agreement dated July 15, 1999 between the Company and The Chase Manhattan Bank ("Chase")(4)

4.1(a)  Revolving Credit Note dated July 15, 1999 issued by the Company to
        Chase(4)

4.1(b)  Term Note dated July 15, 1999 issued by the Company to Chase(4)

4.1(c) Limited Corporate Guaranty dated July 15, 1999 issued by Abacus Financial Management Systems Ltd. USA to Chase(4)

4.1(d)  Pledge Agreement dated July 15, 1999 between the Company and Chase(4)

4.1(e) First Amendment and Waiver dated September 5, 2000 to the Credit Agreement dated July 15, 1999 issued by the Company to Chase (8)

10.1    Lease dated October 1, 2000 between the Company and Heartland Associates
        (8)

10.2    1994 Stock Option Plan (1)

10.3    1996 Stock Option Plan (1)

10.4    2000 Stock Option Plan (5)

10.5 Employment Agreement dated January 1, 1998 between the Company and Robert W. Nader (3)

10.6 Employment Agreement dated January 1, 2000 between the Company and Thomas Oliveri (6)

10.7 Employment Agreement dated May 1, 2000 between the Company and Thomas McNeill (7)

21      List of Subsidiaries (8)

23      Consent of Independent Public Accountants (8)

27      Financial Data Schedule (8)

-------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (File #333-30829).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(5) Incorporated by reference to the Company's Proxy Statement for the fiscal year ended September 30, 1999.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(8)     Filed herewith.

(b) Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Global Payment Technologies, Inc.

                                            By:    /s/Stephen Katz
                                                   -----------------------------
                                                   Stephen Katz
                                                   Chairman of the Board and
                                                   Chief Executive Officer
Date:  December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                          Date
         ---------                           -----                          ----
/s/Stephen Katz                   Chairman of the Board              December 21, 2000
----------------------------      and Chief Executive Officer
Stephen Katz

/s/Henry B. Ellis                 Director                           December 21, 2000
---------------------------
Henry B. Ellis

/s/Richard Gerzof                 Director                           December 21, 2000
---------------------------
Richard Gerzof

/s/Martin H. Kern                 Director                           December 21, 2000
---------------------------
Martin H. Kern

/s/Thomas McNeill                 Vice President, Chief Financial    December 21, 2000
---------------------------       Officer and Principal Accounting
Thomas McNeill                    Officer

GLOBAL PAYMENT TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                          ------
Report of Independent Public Accountants                                                                    F-1

Consolidated Balance Sheets as of September 30, 2000 and 1999                                               F-2

Consolidated Statements of Income for the years ended September 30, 2000, 1999 and 1998                     F-3

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998       F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998                 F-5

Notes to Consolidated Financial Statements                                                                  F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Payment Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                            ARTHUR ANDERSEN LLP

Melville, New York
November 20, 2000

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND 1999
(Dollar amounts in thousands, except share data)


                                             ASSETS                                  2000          1999
                                        ---------------                            --------      --------
Current assets:
   Cash and cash equivalents                                                       $  1,179      $  1,273
   Accounts receivable, less allowance for doubtful accounts of $206 and $288,
     respectively                                                                     2,563         2,715
   Accounts receivable from affiliates                                                7,580        10,919
   Inventory, less allowance for obsolescence of $963 and $850, respectively          8,820         7,504
   Prepaid expenses and other current assets                                            291           330
   Deferred income tax benefit                                                          837           981
   Income taxes receivable                                                              674          --
                                                                                   --------      --------
                  Total current assets                                               21,944        23,722

Property and equipment, net                                                           1,367         1,551

Investments in unconsolidated affiliates                                                798           684

Other assets                                                                            351           165
                                                                                   --------      --------
                  Total assets                                                     $ 24,460      $ 26,122
                                                                                   ========      ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                         --------------------------------------------

Current liabilities:
   Current portion of long-term debt                                               $    908      $    800
   Accounts payable                                                                   1,355         1,527
   Accrued expenses and other current liabilities                                     1,785         1,709
   Income taxes payable                                                                --              54
                                                                                   --------      --------
                  Total current liabilities                                           4,048         4,090

Long-term debt                                                                        3,617         4,994
                                                                                   --------      --------
                  Total liabilities                                                   7,665         9,084
                                                                                   --------      --------

Commitments and contingencies (Note 12)

Shareholders' equity:
   Common stock, 20,000,000 shares authorized; $.01 par value, 5,766,250 and
     5,619,125 shares issued and outstanding, respectively                               58            56
   Additional paid-in capital                                                         9,554         8,570
   Retained earnings                                                                  8,477         9,706
                                                                                   --------      --------
                                                                                     18,089        18,332

Less:  Treasury stock, at cost, 209,200 shares                                       (1,294)       (1,294)
                                                                                   --------      --------
                  Total shareholders' equity                                         16,795        17,038
                                                                                   --------      --------
                  Total liabilities and shareholders' equity                       $ 24,460      $ 26,122
                                                                                   ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998 (Dollar amounts in thousands, except share and per share data)

                                                                      2000             1999             1998
                                                                  -----------      -----------      -----------
Net sales:
   Non-affiliates                                                 $    11,083      $    15,890      $    34,572
   Affiliates                                                          11,424           28,006            4,816
                                                                  -----------      -----------      -----------
                                                                       22,507           43,896           39,388

Cost of sales                                                          15,719           26,660           23,013
                                                                  -----------      -----------      -----------

Gross profit                                                            6,788           17,236           16,375

Operating expenses                                                      9,251           10,306           10,983
                                                                  -----------      -----------      -----------

(Loss) Income from operations                                          (2,463)           6,930            5,392
                                                                  -----------      -----------      -----------

Other income (expense):
   Equity in income (loss) of unconsolidated affiliates                   742             (678)            (215)
   Gain on sale of investment in unconsolidated affiliate                 330             --                385
   Interest expense                                                      (479)            (477)            (116)
   Other income                                                            58               51               54
                                                                  -----------      -----------      -----------
         Other income (expense)                                           651           (1,104)             108
                                                                  -----------      -----------      -----------

(Loss) income before provision for income taxes                        (1,812)           5,826            5,500

(Benefit) provision for income taxes                                     (583)           1,864            2,144
                                                                  -----------      -----------      -----------

Net (loss) income                                                 $    (1,229)     $     3,962      $     3,356
                                                                  ===========      ===========      ===========

Net (loss) income per share:
   Basic                                                          $      (.22)     $       .74      $       .61
                                                                  ===========      ===========      ===========
   Diluted                                                        $      (.22)     $       .68      $       .56
                                                                  ===========      ===========      ===========

Common shares used in computing net income per share amounts:
   Basic                                                            5,515,626        5,381,170        5,513,414
                                                                  ===========      ===========      ===========
   Diluted                                                          5,515,626        5,822,787        5,995,067
                                                                  ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998 (Dollar amounts in thousands, except share data)




                                                              Common Stock             Additional
                                                       -------------------------        Paid-in        Retained
                                                         Shares          Amount         Capital        Earnings
                                                       ---------       ---------       ---------       ---------
Balance at September 30, 1997                          5,506,200       $      55       $   7,974       $   2,388
   Exercise of common stock options and warrants          64,100               1             360            --
   Purchase of treasury stock                               --              --              --              --
   Net income                                               --              --              --             3,356
                                                       ---------       ---------       ---------       ---------
Balance at September 30, 1998                          5,570,300              56           8,334           5,744
   Exercise of common stock options                       48,825            --               236            --
   Purchase of treasury stock                               --              --              --              --
   Net income                                               --              --              --             3,962
                                                       ---------       ---------       ---------       ---------
Balance at September 30, 1999                          5,619,125              56           8,570           9,706
   Exercise of common stock options and warrants         147,125               2             984            --
   Net loss                                                 --              --              --            (1,229)
                                                       ---------       ---------       ---------       ---------
Balance at September 30, 2000                          5,766,250       $      58       $   9,554       $   8,477
                                                       =========       =========       =========       =========


                                                             Treasury Stock
                                                       -------------------------
                                                         Shares           Amount           Total
                                                       ---------        ---------        ---------
Balance at September 30, 1997                               --          $    --          $  10,417
   Exercise of common stock options and warrants            --               --                361
   Purchase of treasury stock                           (165,000)          (1,047)          (1,047)
   Net income                                               --               --              3,356
                                                       ---------        ---------        ---------
Balance at September 30, 1998                           (165,000)          (1,047)          13,087
   Exercise of common stock options                         --               --                236
   Purchase of treasury stock                            (44,200)            (247)            (247)
   Net income                                               --               --              3,962
                                                       ---------        ---------        ---------
Balance at September 30, 1999                           (209,200)          (1,294)          17,038
   Exercise of common stock options and warrants            --               --                986
   Net loss                                                 --               --             (1,229)
                                                       ---------        ---------        ---------
Balance at September 30, 2000                           (209,200)       $  (1,294)       $  16,795
                                                       =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
(Dollar amounts in thousands)

                                                                             2000        1999        1998
                                                                           -------     -------     -------
OPERATING ACTIVITIES:
   Net (loss) income                                                       $(1,229)    $ 3,962     $ 3,356
   Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
     Equity in (income) loss of unconsolidated affiliates                     (742)        678         215
     Gain on sale of investment in unconsolidated affiliate                   (330)       --          (385)
     Depreciation and amortization                                             621         680         553
     Provision for losses on accounts receivable                                85          64         123
     Provision for inventory obsolescence                                      518         574         374
     Deferred income taxes                                                     144        (397)       (259)
     Changes in operating assets and liabilities:
       Decrease (Increase) in accounts receivable, including affiliates      4,095      (4,472)     (6,034)
       (Increase) decrease in inventory                                     (1,834)         12      (3,344)
       Decrease (Increase) in prepaid expenses and other assets                197        (111)       (214)
       Increase in income tax receivable                                      (674)       --          --
       Decrease in accounts payable                                           (172)       (517)       (258)
       Increase (decrease) in accrued expenses and other liabilities            76      (1,155)      1,696
       (Decrease) increase in income taxes payable                             (54)       (376)        321
                                                                           -------     -------     -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            701      (1,058)     (3,856)
                                                                           -------     -------     -------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net of proceeds from disposals        (431)       (473)       (976)
   Proceeds from sale of investment in unconsolidated affiliate                100        --           385
   Investments in unconsolidated affiliates                                   (181)       (166)        (42)
   Distributions from unconsolidated affiliates                               --           511        --
                                                                           -------     -------     -------
NET CASH USED IN INVESTING ACTIVITIES                                         (512)       (128)       (633)
                                                                           -------     -------     -------

FINANCING ACTIVITIES:
   (Repayments of) proceeds from notes payable to bank                      (1,269)      1,697       4,097
   Purchase of treasury stock                                                 --          (247)     (1,047)
   Issuance of stock upon exercise of stock options and warrants               986         236         361
                                                                           -------     -------     -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (283)      1,686       3,411
                                                                           -------     -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (94)        500      (1,078)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,273         773       1,851
                                                                           -------     -------     -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 1,179     $ 1,273     $   773
                                                                           =======     =======     =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                                $   386     $   446     $    97
                                                                           =======     =======     =======
   Income taxes                                                            $   179     $ 2,621     $ 1,879
                                                                           =======     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


1. ORGANIZATION AND NATURE OF BUSINESS


Global Payment Technologies, Inc. (the "Company") was established in 1988. The Company designs, manufactures and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's IDS, M-125, IBS, M-150 and IDUS validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources. The Company has entered into volume blanket purchase agreements with suppliers to guard against unique component shortages, limiting the Company's exposure to business interruptions.

Significant Customers

The Company's largest customers for 2000, 1999 and 1998 represent the following percentages of net sales and accounts receivable:

                       Net Sales               2000     1999     1998
          ---------------------------------   ------   ------   ------

          Customer A                            48%      59%      46%
          Customer B                            11%      N/A      10%

                 Accounts Receivable

          Customer A                            64%      70%      45%
          Customer B                             2%      N/A       8%

There were no other customers that represented 10% or more of net sales in any of the fiscal years presented.

Geographic Areas

The Company generates revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues:

                                                   Year Ended September 30,
                                             ----------------------------------
                                               2000         1999         1998
                                                      (Amounts in 000s)

      Domestic revenues (United States)      $ 3,756      $ 8,614      $ 7,394
                                             -------      -------      -------

      International revenues:
      Australia                               10,312       26,110       18,947
      Europe                                   5,577        5,771        7,350
      All others                               2,862        3,401        5,697
                                             -------      -------      -------
                                              18,751       35,282       31,994
                                             -------      -------      -------
                    Total revenues           $22,507      $43,896      $39,388
                                             =======      =======      =======

All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Global Payment Technologies, Inc. and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (Note 5) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company did not record any impairment adjustments in fiscal 2000, 1999 and 1998.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


Goodwill

Goodwill, included in other assets in the accompanying consolidated balance sheets, relates to the cost of the Company's equity investment in Abacus Financial Management Systems, Ltd. ("Abacus") in excess of the underlying net assets. Goodwill is being amortized on a straight-line basis over 20 years. Accumulated amortization was $6,000 as of September 30, 2000. Consistent with SFAS No. 121, management believes that there is no impairment to goodwill as of September 30, 2000 (see Note 3).

Research and Development

Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $225,000, $300,000 and $350,000 in fiscal 2000, 1999 and 1998, respectively.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Net Income (Loss) Per Share

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants. The effect of dilutive securities is not presented below for 2000, as its inclusion would be anti-dilutive.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                   Year Ended September 30,
                                                                       ------------       ----------      ----------
                                                                           2000              1999            1998
                                                                       ------------       ----------      ----------
                                                                      (In thousands, except share and per share data)
       Numerator
       Net (loss) income attributable to common stockholders           $     (1,229)      $    3,962      $    3,356
                                                                       ============       ==========      ==========

       Denominator
       Weighted average common shares outstanding - Basic                 5,515,626        5,381,170       5,513,414
       Effect of dilutive securities:  Stock options and warrants              --            441,617         481,653
                                                                       ------------       ----------      ----------
       Weighted average common shares outstanding - Diluted               5,515,626        5,822,787       5,995,067
                                                                       ============       ==========      ==========

       Basic EPS                                                       $       (.22)      $      .74      $      .61
                                                                       ============       ==========      ==========
       Diluted EPS                                                     $       (.22)      $      .68      $      .56
                                                                       ============       ==========      ==========

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in connection with stock-based compensation granted to employees and directors of the Company. The Company provides the required pro forma disclosures as if the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation" was adopted. Any stock-based compensation awards to non-employees are accounted for using the provisions of SFAS No. 123.

Comprehensive Income (loss)

The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income (loss) must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 2000, 1999 and 1998, the Company's operations did not give rise to material items includable in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

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

Recently Issued Accounting Pronouncements

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137 and SFAS No. 138) and will not require retroactive restatement of prior period financial statements. The Company currently does not use derivative instruments or engage in hedging activities, and, accordingly, the adoption of this standard by the Company in the first quarter of fiscal year 2001 did not have a material effect on its consolidated financial statements.

Shipping and Handling Costs

In September 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


Further, a consensus was reached that classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosures of Accounting Policies". The Company may adopt a policy of including shipping and handling costs in cost of sales. If shipping costs are significant and are not included in cost of sales, a company should disclose both the amount of shipping costs and the line item(s) on the income statement that included them.

This standard will require a restatement of prior periods for changes in classification. The Company currently nets its shipping and handling revenue with the related costs and includes the residual amount as a selling expense. This consensus is effective for the Company beginning with the fourth quarter of fiscal 2001. The Company is in the process of quantifying the impact of its adoption, which will not change reported income (loss) from operations or net income (loss).

3. ACQUISITIONS

In June 1998, the Company formed Global Payment Technologies (Europe) Limited ("GPT-Europe"), which is based in the United Kingdom and is responsible for sales and service for the Company's products in Europe. GPT-Europe purchased the assets and assumed the liabilities of Global Payment Technologies (U.K.) Ltd. ("GPT-UK"), the Company's prior independent European distributor as of February 28, 1998. The excess of the cost over the fair market value of the net assets acquired was not material. The Company, through a capital contribution of $76,000, owns 70% of GPT-Europe, with the remaining 30% owned by GPT-Europe's operations manager, a former principal of GPT-UK. GPT-Europe's assets and liabilities are included in the consolidated balance sheet as of September 30, 2000 and 1999 and the results of its operations for the years ended September 30, 2000 and 1999 and for the period from March 1, 1998 to September 30, 1998 have been included in the consolidated statements of income, net of the related minority interest in subsidiary earnings, which was not material.

In April 1999, the Company acquired a 25% equity interest in Abacus, a UK-based software company, for a de minimis amount (Note 11). This investment is being accounted for under the equity method. Abacus has developed a cash management system, of which the Company's validators are a key component, that offers the retail market a mechanism for counting, storing and transporting its cash receipts. In addition, the Company and the principal of Abacus have formed Abacus Financial Management, Inc. USA ("Abacus USA"), which is 80% owned by the Company and which has the exclusive right to distribute Abacus' product in North America. Abacus USA's assets and liabilities are included in the consolidated balance sheet as of September 30, 2000 and the results of its operations for the year then ended have been included in the consolidated statements of income, net of the related minority interest in subsidiary earnings, which was not material.

4. INVENTORY

The following is a summary of the composition of inventory:

                                                      September 30,
                                               --------------------------
                                                  2000            1999
                                                --------        --------
                                                       (in 000s)

        Raw materials                            $3,313          $2,501
        Work-in-process                           4,772           3,715
        Finished goods                              735           1,288
                                                 ------          ------
                                                 $8,820          $7,504
                                                 ======          ======

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


5. PROPERTY AND EQUIPMENT, NET

Major classifications of property and equipment are as follows:

                                                                                     September 30,
                                                                              --------------------------
                                                          Useful Lives           2000           1999
                                                                               --------       ---------
                                                                                       (in 000s)
       Leasehold improvements                             5 years              $    266       $    258
       Furniture and fixtures                             3 - 7 years               507            452
       Machinery and equipment                            3 - 10 years            1,468          1,335
       Computer software                                  5 years                   863            691
       Computer hardware                                  3 years                   822            759
                                                                               --------       --------
                                                                                  3,926          3,495

       Less: Accumulated depreciation and amortization                           (2,559)        (1,944)
                                                                               --------       --------
                                                                               $  1,367       $  1,551
                                                                               ========       ========

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                        September 30,
                                                   -----------------------
                                                      2000         1999
                                                    --------     --------
                                                          (in 000s)

        Compensation and employee benefits           $  530       $  742
        International commissions                        72           69
        Warranty costs                                  332          244
        Administrative and other                        851          654
                                                     ------       ------
                                                     $1,785       $1,709
                                                     ======       ======

7. NOTES PAYABLE TO BANK

At September 30, 2000 the Company had a $108,000 note payable to a bank. The note bears interest at approximately 8% and matures January 31, 2001.

8. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2000:

        Revolving credit note                                     $1,350
        Term note                                                  3,067
                                                                  ------
                                                                   4,417
        Less: current portion of long-term debt                      800
                                                                  ------
                                                                  $3,617
                                                                  ======

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998

In July 1999, the Company entered into a $10 million unsecured long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan (maturing June 30, 2004), payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 revolving line of credit ("RLC"). The RLC expires on July 15, 2002 and outstanding borrowings bear interest at the bank's prime rate or at the Company's option, for borrowings greater then $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. Simultaneous with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. As of September 30, 2000, annual principal maturities for the amount outstanding under the term note were as follows:

        Fiscal Year Ended September 30,                         Amount
        ----------------------------------------------------   --------
                    2001                                       $    800
                    2002                                            800
                    2003                                            800
                    2004                                            667
                                                               --------
                                                               $  3,067
                                                               ========

9. SHAREHOLDERS' EQUITY


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

Stock Option Plans

In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") covering up to 300,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. In March 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"). The purpose and provisions of the 1996 Plan are essentially the same as the 1994 Plan. The 1996 Plan originally covered 400,000 of the Company's common shares. The total shares available for grant under the 1996 Plan were increased to 900,000 by the Board of Directors in September 1996. The 1996 Plan, as so amended, was approved by the shareholders of the Company. In January 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The purpose and provisions of the 2000 Plan are essentially the same as the 1994 Plan and 1996 Plan. The 2000 plan covers up to 300,000 shares of the Company's common stock.

The 1994 Plan, which expires on October 17, 2004, the 1996 Plan, which expires on March 18, 2006, and the 2000 Plan, which expires January 25, 2010 are all administered by the Compensation and Stock Option Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation and Stock Option Committee of the Board of Directors.

Incentive stock options granted under the 1994 Plan, the 1996 Plan, and the 2000 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under each of the plans to a shareholder owning more than 10% of the outstanding common shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


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

During fiscal 2000, a total of 162,050 incentive stock options and 51,000 non-qualified options were granted under the 1996 Plan. All options granted in 2000 will become exercisable over varying terms up to five years. Included in this amount are 186,050 five-year options that contain an acceleration clause to as early as two years based upon achievement of specific company financial performance goals.

The Company accounts for option awards granted to employees and directors under APB Opinion No. 25, under which compensation cost is recognized for stock options granted at an exercise price less than the market value of the options on the grant date. No compensation cost has been recorded by the Company pursuant to APB Opinion No. 25. Had compensation cost for all stock option grants in fiscal years 2000, 1999 and 1998 been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been:

                                                                             2000           1999           1998
                                                                          --------        -------        -------
                                                                              (in 000s, except per share data)
     Net income:                                       As Reported        $ (1,229)       $ 3,962        $ 3,356
                                                       Pro Forma            (1,574)         3,721          3,227

     Net income per common share - basic:              As Reported        $   (.22)       $   .74        $   .61
                                                       Pro forma              (.29)           .69            .59

     Net income per common share - diluted:            As Reported        $   (.22)       $   .68        $   .56
                                                       Pro forma              (.29)           .64            .54

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to option awards granted prior to fiscal-year 1997, and additional awards in future years are anticipated.

A summary of the Company's stock option plans as of September 30, 2000, 1999 and 1998, and changes during the years then ended, is presented below.

                                                         2000                  1999                 1998
                                                 --------------------  --------------------  -------------------
                                                             Weighted              Weighted             Weighted
                                                             Average               Average              Average
                                                             Exercise              Exercise             Exercise
                                                   Shares     Price     Shares      Price    Shares      Price
                                                 ---------   --------  --------    --------  -------    --------
   Outstanding at the beginning of the year        910,425     $5.66    813,150      $4.94   726,400      $4.08
     Granted at fair value                         213,050     $6.13    172,350      $8.98   155,250      $8.97
     Forfeited                                     (71,700)    $9.12    (26,250)     $6.40   (20,900)     $4.15
     Exercised                                     (20,375)    $4.83    (48,825)     $4.89   (47,600)     $5.24
                                                 ---------              -------              -------

   Outstanding at end of the year                1,031,400     $5.54    910,425      $5.66   813,150      $4.94
                                                 =========              =======              =======

   Options exercisable at year end                                      556,300      $3.96   526,510      $3.57
                                                                        =======              =======

   Weighted-average fair value of options
     granted during the year (a)                      3.42       N/A      $5.39       N/A      $5.04        N/A

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998


(a) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 Year Ended September 30,
                                              2000        1999         1998
                                            --------    -------      -------

        Risk-free interest rates              5.97%       5.87%       5.22%
        Expected lives                       5 years     5 years     5 years
        Expected volatility                    63%         65%         60%
        Expected dividend yields               --          --          --

Summarized information about the Company's stock options outstanding and exercisable at September 30, 2000 is as follows:

                                         Outstanding                  Exercisable
                               ------------------------------    --------------------
                                           Average   Average                  Average
      Exercise Price Range      Options     Life      Price      Options       Price
     -----------------------   ---------  --------- ---------    -------      -------
        $3.00 to $4.50          517,200     5.53     $  3.32     497,800      $  3.30
        $4.51 to $5.50           15,000     6.08     $  5.00       9,000      $  5.00
        $5.51 to $6.50          194,650     5.81     $  5.82        --            --
        $6.51 to $7.50           83,600     4.96     $  6.56      41,100      $  6.56
        $7.51 to $8.50           17,500     5.69     $  7.75       4,375      $  7.75
        $8.51 to $9.50          116,450     5.98     $  9.03      29,075      $  9.03
        $9.51 to $10.50          16,000     6.38     $ 10.00       8,000      $ 10.00
        $10.51 to $11.50         12,000     5.41     $ 11.25       3,000      $ 11.25
        $11.51 to $12.50         34,000     6.43     $ 11.62      23,625      $ 11.60
        $12.51 to $13.50           --                    --         --            --
        $13.51 to $14.50         25,000     4.52     $ 14.35      12,500      $ 14.35
                             ----------                          -------

        $3.00 to $14.50       1,031,400     5.83     $  5.54     628,475      $  4.49
                             ==========                          =======


Underwriters' Warrants

In connection with the Company's initial public offering of common stock in February 1995, the Company granted warrants to purchase 150,000 shares of common stock at $6.60 per share to the underwriters of that public offering. The exercise price of $6.60 per share represented in excess of 110% of the initial public offering price. As of September 2000, all of these warrants were exercised.

10. INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

                                  For the Fiscal Years Ended September 30,
                                  ----------------------------------------
                                      2000          1999          1998
                                                  (in 000s)
        Current:
           Federal                  $  (727)      $ 1,945       $ 1,965
           State and local              --            316           438
                                    -------       -------       -------
                                       (727)        2,261         2,403
                                    -------       -------       -------
        Deferred:
           Federal                      144          (343)         (179)
           State and local              --            (54)          (80)
                                    -------       -------       -------
                                        144          (397)         (259)
                                    -------       -------       -------
                      Total         $  (583)      $ 1,864       $ 2,144
                                    =======       =======       =======

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998

Significant components of deferred tax assets and liabilities are as follows:

                                                                As of September 30,
                                                            ---------------------------
                                                              2000      1999      1998
                                                            -------    ------    ------
                                                                     (in 000s)
   Current deferred tax assets:
      Accounts receivable                                     $ 66      $ 91      $ 80
      Inventory                                                308       270       306
      Accrued expenses and other, net                          195       136        68
      Elimination of gross profit on sales to affiliates       268       484       130
                                                              ----      ----      ----
                 Deferred tax asset                           $837      $981      $584
                                                              ====      ====      ====


The Company believes that, based upon its history of profitable operations, it is probable that the net deferred tax assets will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                     For the Fiscal Years Ended September 30,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        ---------   --------    --------
        U.S. Federal statutory rate                      (34.0)%      34.0%       34.0%
        State income taxes, net of Federal benefit          --         3.0         4.3
        Exempt foreign sales corporation income             --        (3.5)         --
        All other, net                                     1.9        (1.5)         .7
                                                          ----        ----        ----
        Effective income tax rate                        (32.1)%      32.0%       39.0%
                                                          ====        ====        ====


11. TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

South Africa

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"). This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. In May, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPTHL. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPTHL's founding shareholders) as well as additional shares directly from GPTHL. The Company recognized a pre-tax gain of $385,000 on the transaction and its ownership of GPTHL was reduced from 50% to 33%.

On November 1, 1999, GPTHL formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of the non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin Products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line"), a Florida-based Nasdaq-listed company specializing in internet wagering and other casino-based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management of GPTHL. With the subsequent closing of this transaction, GPTHL repurchased 1,000 of its shares owned by the Company. In addition, the Company sold 650 shares of its stock in GPTHL to On-Line. The Company recognized a pre-tax gain of $330,000, resulting in an after-tax gain of $221,000, on the two transactions. The Company now has a 23.5% interest in GPTHL. The Company's consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of $92,000, $1,000 and $1,400 in fiscal 2000, 1999 and 1998, respectively. For fiscal 2000 and 1999, the Company increased (reduced) its equity in income of unconsolidated affiliates by $91,000 and ($122,000), respectively, which amounts represent the gross profit on sales to this affiliate which have (have not then) been recognized by the affiliate.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998

China

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate. This entity manufactures plastic and metal components, some of which are used by the Company in its production. In addition, the Company is obligated to loan up to an aggregate of $299,000 to this entity, which will bear interest at the rate of 1.5% above the prime rate prevailing from time to time at the Company's bank, per annum. The Company has loaned $244,000 to this entity, all prior to fiscal 1999. No repayments have been received by the Company as of September 30, 2000. These amounts are included as part of the Company's investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of September 30, 2000 and 1999. The Company's consolidated results of operations include the Company's equity in the income of this affiliate in the amounts of $4,000, $38,000 and ($169,000) in fiscal 2000, 1999 and 1998, respectively.

Australia

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. The Company's consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of $848,000, ($638,000) and ($47,000) in fiscal 2000, 1999 and 1998, respectively. For fiscal 2000, 1999 and 1998, the Company increased (reduced) its equity in income of unconsolidated affiliates by $597,000, ($1,003,000) and (400,000), respectively, which amounts represent the gross profit on sales to this affiliate which have (have not then) been recognized by the affiliate.

Abacus - UK

In April 1999, the Company acquired a 25% interest in Abacus . Abacus is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, that offers the retail market a mechanism for counting, storing and transporting its cash receipts. The Company invested $162,000 in this entity to acquire the 25% ownership interest. In fiscal 2000 the Company invested an additional $171,000 in Abacus. The Company's consolidated results of operations for the year ended September 30, 2000 and 1999 include the Company's equity in the loss of this affiliate of $202,000 and $79,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Minimum Lease Commitments

The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman. The Company also leases various office equipment. At September 30, 2000, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                     Total (including
          For the Fiscal Year          Related Party          Related Party
         Ending September 30,          Commitments)            Commitments
      --------------------------    -------------------     ------------------
                                         (in 000s)              (in 000s)

                 2001                       530                    164
                 2002                       448                     70
                 2003                       390                     --
                 2004                       367                     --
                 2005                       360                     --
                 2006                       278                     --

Total rent expense for all operating leases was $525,000, $494,000 and $430,000 in fiscal 2000, 1999 and 1998, respectively, including $152,000, $133,000 and $121,000, respectively, paid to the affiliate. The Company's management believes this lease with the affiliate is on terms which approximate fair market value.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998

Employment Agreements

The Company has entered into various employment agreements with three officers of the Company expiring through the end of fiscal 2002, with minimum compensation requirements as follows:

           For the Fiscal Year
           Ending September 30,              (in 000s)
           --------------------              ---------
                   2001                         330
                   2002                         119

Litigation

There are no material legal proceedings pending against the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II


To Global Payment Technologies, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Global Payment Technologies, Inc. and Subsidiaries included in this Form 10-K and have issued our report theron dated November 20, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Melville, New York
November 20, 2000

                                   SCHEDULE II


GLOBAL PAYMENT TECHNOLOGIES, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                  COLUMN A                          COLUMN B              COLUMN C              COLUMN D             COLUMN E
---------------------------------------------  -------------------  --------------------  --------------------  -------------------
                                                   Balance at            Charged to           Deductions -            Balance
                                                    beginning            costs and             write off              at end
                 Description                        of period             expenses            of accounts            of period
--------------------------------------------   -------------------  --------------------  --------------------  -------------------
Allowance for doubtful accounts:
   September 30, 1998                                 $  225               $   123               $   100               $   248
                                                      ======               =======               =======               =======

   September 30, 1999                                 $  248               $    64               $    24               $   288
                                                      ======               =======               =======               =======

   September 30, 2000                                 $  288               $    85               $   167               $   206
                                                      ======               =======               =======               =======