Form 10-Q
period 2000-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2001-02-13
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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
     YES   X         NO
        -------         ---------


Shares of Common Stock outstanding on February 7, 2001                 5,597,050

                        Global Payment Technologies, Inc.

                                      Index


PART  I.  FINANCIAL INFORMATION

                                                                     Page Number
Item 1. Financial Statements

         Consolidated Balance Sheets - December 31, 2000 and
            September 30, 2000                                             3

         Consolidated Statements of Income - Three Months ended
            December 31, 2000 and 1999                                     4

         Consolidated Statements of Cash Flows - Three Months ended
            December 31, 2000 and 1999                                     5

         Notes to Consolidated Financial Statements                      6 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8 - 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
            See Item 2 Above.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                12

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,     September 30,
                                                                                                    2000             2000
                                                                                                  --------         --------
                                                                                                (Dollar amounts in thousands,
                                                                                                      except share data)
                                                                                                  (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents                                                                 $    733           $  1,179
         Accounts receivable from affiliates                                                          8,028              7,580
         Accounts receivable, less allowance for doubtful accounts
           of $225 and $206, respectively                                                             2,488              2,563
         Inventory, less allowance for obsolescence of $1,015 and
           $963, respectively                                                                         8,895              8,820
         Prepaid expenses and other current assets                                                      232                291
         Deferred income tax benefit                                                                    795                837
         Income taxes receivable                                                                        659                674
                                                                                                   --------           --------
                       Total current assets                                                          21,830             21,944

       Property and equipment, net                                                                    1,256              1,367
       Investments in unconsolidated affiliates                                                         903                798
       Other assets                                                                                     315                351
                                                                                                   --------           --------

       Total assets                                                                                $ 24,304           $ 24,460
                                                                                                   ========           ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
         Current portion of long-term debt                                                         $    900           $    908
         Accounts payable                                                                             1,844              1,355
         Accrued expenses and other current liabilities                                               1,838              1,785
                                                                                                   --------           --------
                       Total current liabilities                                                      4,582              4,048

         Long-term debt                                                                               2,816              3,617
                                                                                                   --------           --------
                       Total liabilities                                                              7,398              7,665
                                                                                                   --------           --------

         Shareholders' equity:
          Common Stock, 20,000,000 shares authorized; $.01 par value,
            5,766,250 and 5,766,250 shares issued                                                        58                 58
          Additional paid-in capital                                                                  9,554              9,554
          Retained earnings                                                                           8,588              8,477
                                                                                                   --------           --------
                                                                                                     18,200             18,089
              Less: Treasury stock, at cost, 209,200 shares                                          (1,294)            (1,294)
                                                                                                   --------           --------

                       Total shareholders' equity                                                    16,906             16,795
                                                                                                   --------           --------

       Total liabilities and shareholders' equity                                                  $ 24,304           $ 24,460
                                                                                                   ========           ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                              Three Months ended December 31,
                                                                                              -------------------------------
                                                                                                  2000                 1999
                                                                                              -----------          -----------
                                                                                               (Dollar amounts in thousands,
                                                                                              except share and per share data)
     Net sales
       Affiliates                                                                             $     3,405          $     3,474
       Non-affiliates                                                                               3,184                3,376
                                                                                              -----------          -----------
                                                                                                    6,589                6,850

     Cost of sales                                                                                  4,420                4,408
                                                                                              -----------          -----------

     Gross profit                                                                                   2,169                2,442

     Operating expenses                                                                             2,082                2,286
                                                                                              -----------          -----------

     Income from operations                                                                            87                  156

     Other income (expense):
       Equity in income of unconsolidated affiliates                                                  164                  565
       Interest expense, net                                                                          (84)                 (90)
                                                                                              -----------          -----------
     Total other income                                                                                80                  475
                                                                                              -----------          -----------
     Income before provision for income taxes                                                         167                  631

     Provision for income taxes                                                                        56                  170
                                                                                              -----------          -----------

     Net income                                                                               $       111          $       461
                                                                                              ===========          ===========

     Net income per share:
         Basic                                                                                $       .02          $       .09
                                                                                              ===========          ===========
         Diluted                                                                              $       .02          $       .08
                                                                                              ===========          ===========

     Common shares used in computing net income per share amounts:
         Basic                                                                                  5,557,050            5,414,100
                                                                                              ===========          ===========
         Diluted                                                                                5,757,495            5,818,647
                                                                                              ===========          ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    Three months ended December 31,
                                                                                                   -------------------------------
                                                                                                          2000           1999
                                                                                                        -------        -------
                                                                                                    (Dollar amounts in thousands)
     OPERATING ACTIVITIES:
       Net income                                                                                       $   111        $   461
       Adjustments to reconcile net income to net cash provided by operating activities:
            Equity in income of unconsolidated affiliates                                                   (39)          (565)
            Depreciation and amortization                                                                   157            171
            Provision for losses on accounts receivable                                                      19              5
            Provision for inventory obsolescence                                                             55             74
            Deferred income taxes                                                                            42            129
            Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                                   (392)         1,828
              Increase in inventory                                                                        (130)          (994)
              Decrease in prepaid expenses and other assets                                                  95             57
            Decrease in income taxes receivable                                                              15           --
            Increase in accounts payable                                                                    489            340
              Increase (decrease) in accrued expenses and other current liabilities                          53           (300)
              Decrease in income taxes payable                                                             --              (27)
                                                                                                        -------        -------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              475          1,179
                                                                                                        -------        -------

     INVESTING ACTIVITIES:
       Purchases of property, plant and equipment, net of proceeds from disposals                           (46)          (157)
       Investments in unconsolidated affiliates                                                             (67)           (74)
                                                                                                        -------        -------

     NET CASH USED IN INVESTING ACTIVITIES                                                                 (113)          (231)
                                                                                                        -------        -------

     FINANCING ACTIVITIES:
       Net repayments of note payable to bank                                                              (808)        (1,550)
       Issuance of stock upon exercise of stock options and warrants                                       --               91
                                                                                                        -------        -------

     NET CASH USED IN FINANCING ACTIVITIES                                                                 (808)        (1,459)
                                                                                                        -------        -------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (446)          (511)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,179          1,355
                                                                                                        -------        -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $   733        $   844
                                                                                                        =======        =======

     CASH PAID DURING THE PERIOD FOR:
       Interest                                                                                         $   103        $   102
                                                                                                        =======        =======
       Income taxes                                                                                     $     0        $    66
                                                                                                        =======        =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2000 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE B - NET INCOME PER COMMON SHARE

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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2000


NOTE B - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                 Three Months Ended                                  Three Months Ended
                                                   December 31, 2000                                  December 31, 1999
                                              (In thousands, except per share data)         (In thousands, except per share data)
                                          -----------------------------------------       ------------------------------------------
                                           Net Income        Shares         Per Share     Net Income         Shares      Per Share
                                          (Numerator)     (Denominator)       Amounts     (Numerator)     (Denominator)    Amounts
                                          -----------     -------------       -------     -----------     -------------    -------
Net income                                    $  111                                          $  461
                                              ------                                          ------

Basic EPS
Net income attributable to Common Stock          111           5,557.1          $.02             461           5,414.1        $.09
Effect of dilutive securities
Stock options and warrants                        --             200.4         ( .00)             --             404.5        (.01)
                                              ------           -------         -----          ------           -------        -----

Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     $  111           5,757.5          $.02          $  461           5,818.6         $.08
                                              ======           -------         =====          ======           =======        =====

Options to purchase 505,950 and 225,650 shares of Common Stock in the three months ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

NOTE C - INVESTMENT IN UNCONSOLIDATED AFFILIATES

On January 18, 2001, the Company's gaming affiliate in South Africa, Global Payment Technologies Holdings (Pty) Ltd. ("GPTHL"), announced it has entered into a definitive agreement to merge its operations with Vukani Gaming Corporation ("Vukani"), (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). GPTHL is the South African operating division which contains the rights to distribute both GPT and Online Gaming products. Under the terms of the agreement, GPT's ownership will be reduced from 23.5% of GPTHL to approximately 5% of the merged entity, with GPT and GPTHL management having the right to substantially increase their ownership upon specified conditions. This transaction is subject to regulatory approval.

                        Global Payment Technologies, Inc.
                                December 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2000 compared with three months ended December 31, 1999

Sales

Net sales decreased by 3.8%, or $261,000, to $6,589,000 in the three months ended December 31, 2000 as compared with $6,850,000 in the comparative prior-year period. The decline was primarily due to decreased demand for the Company's products and delays in key projects.

Gross Profit

Gross profit decreased to $2,169,000, or 32.9% of net sales, in the three months ended December 31, 2000 from $2,442,000, or 35.6% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of less efficient operations resulting from lower sales and commensurate production during the quarter.

Operating Expenses

Operating expenses decreased to $2,082,000, or 31.6% of net sales, in the three months ended December 31, 2000 as compared with $2,286,000, or 33.4% of net sales, in the comparative prior-year period. This decrease of $204,000 was primarily the result of a reduction in personnel related costs resulting from the Company's cost reduction efforts initiated in May 2000.

Net Income

Net income for the quarter was $111,000, or $0.02 per share, as compared with $461,000, or $0.08 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended December 31, 2000 and 1999 are the Company's share of net profits of these affiliates of $164,000 and $565,000, respectively. In the three months ended December 31, 2000 and 1999, equity in income of unconsolidated affiliates increased by approximately $125,000 and $394,000, respectively, which represents the recognition of the Company's share of the gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $39,000 and $171,000 for the three months ended December 31, 2000 and 1999, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's December 31, 2000 effective tax rate was 33.5% as compared to 26.9% in the prior-year period. This increase in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from unconsolidated affiliates.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2001 and beyond.

                        Global Payment Technologies, Inc.
                                December 31, 2000

Liquidity and Capital Resources (continued)

At December 31, 2000, the Company's cash and cash equivalents were $733,000 as compared with $1,179,000 at September 30, 2000. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants, with which it was in compliance at December 31, 2000 and September 30, 2000. As of December 31, 2000, outstanding borrowings under the five-year term loan and the RLC were $2,866,000 and $750,000, respectively.

Net cash provided by operating activities was $475,000 in the three months ended December 31, 2000. This amount is due to net income for the period, adjusted for non-cash items, of $345,000, increased accounts payable of $489,000, increased accrued expenses and other current liabilities of $53,000, decreased income tax receivable of $15,000 and decreased prepaid expenses and other assets of $95,000, offset, in part, by increased accounts receivable of $392,000, and increased inventory of $130,000. Net cash provided by operating activities was $1,179,000 in the three months ended December 31, 1999. This amount is due to net income for the period, adjusted for non-cash items, of $275,000, decreased accounts receivable of $1,828,000, increased accounts payable of $340,000, and decreased prepaid expenses and other assets of $57,000, offset, in part, by increased inventory of $994,000, decreased accrued expenses and other current liabilities of $300,000 and a decrease in income taxes payable of $27,000.

Cash used in investing activities for the three months ended December 31, 2000 amounted to $113,000 as compared with $231,000 in the prior-year period. Investments in property and equipment in the three months ended December 31, 2000 amounted to $46,000 as compared with $157,000 in 1999. In addition, the Company loaned its joint ventures approximately $67,000 and $74,000 in the three months ended December 31, 2000 and 1999, respectively, for working capital purposes. These loans have been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

Cash used in financing activities in the three months ended December 31, 2000 consisted of net repayments of bank borrowings of $808,000. Cash used in financing activities in the three months ended December 31, 1999 consisted of net repayments of bank borrowings of $1,505,000, offset, in part, by proceeds of $91,000 received from the exercise of stock options and warrants.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

                        Global Payment Technologies, Inc.
                                December 31, 2000


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

a)   No exhibits were filed during the quarter for which this report was filed.


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



Dated:  February 13, 2001