Form 10-Q
period 2001-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2001-05-15
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148

                        Global Payment Technologies, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                              11-2974651
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

 425B Oser Avenue , Hauppauge, New York                             11788
(Address of principal executive offices)                          (Zip Code)

                                 (631) 231-1177
              (Registrant's telephone number, including area code)

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

     YES [X]     NO [__]

Shares of Common Stock outstanding on May 11, 2001              5,527,266

                        Global Payment Technologies, Inc.

                                      Index

PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

     Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 2001 and
          September 30, 2000                                                 3

          Consolidated Statements of Income - Six Months
          ended March 31, 2001 and 2000                                      4

          Consolidated Statements of Income - Three Months
          ended March 31, 2001 and 2000                                      5

          Consolidated Statements of Cash Flows - Six Months
          ended March 31, 2001 and 2000                                      6

          Notes to Consolidated Financial Statements                       7-9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               10-13

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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,      September 30,
                                                                      2001             2000
                                                                    ---------      -------------
                                                                   (Dollar amounts in thousands,
                                                                        except  share data)
                                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $  1,052         $  1,179
    Accounts receivable from affiliates                                 7,954            7,580
    Accounts receivable, less allowance for doubtful accounts
      of $256 and $206, respectively                                    3,143            2,563
    Inventory, less allowance for obsolescence of $1,022 and
      $963, respectively                                                9,508            8,820
    Prepaid expenses and other current assets                             189              291
    Deferred income tax benefit                                           795              837
    Income tax receivable                                                 460              674
                                                                     --------         --------
                  Total current assets                                 23,101           21,944

  Property and equipment, net                                           1,233            1,367
  Investments in unconsolidated affiliates                                964              798
  Other assets                                                            273              351
                                                                     --------         --------

  Total assets                                                       $ 25,571         $ 24,460
                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                $    903         $    908
    Accounts Payable                                                    3,432            1,355
    Accrued expenses and other current liabilities                      1,924            1,785
                                                                     --------         --------

         Total current liabilities                                      6,259            4,048

    Long-term debt                                                      2,000            3,617
                                                                     --------         --------
  Total liabilities                                                     8,259            7,665
                                                                     --------         --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
       5,801,050 and 5,766,250 shares issued                               58               58
    Additional paid-in capital                                          9,708            9,554
    Retained earnings                                                   8,971            8,477
                                                                     --------         --------
                                                                       18,737           18,089
         Less: Treasury stock, at cost, 263,808 and 209,200 shares
                       respectively                                    (1,425)          (1,294)
                                                                     --------         --------
                  Total shareholders' equity                           17,312           16,795
                                                                     --------         --------

    Total liabilities and shareholders' equity                       $ 25,571         $ 24,460
                                                                     ========         ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                   Six Months ended March 31,
                                                                  ----------------------------
                                                                      2001             2000
                                                                  -----------      -----------
                                                                 (Dollar amounts in thousands,
                                                                except share and per share data)
Net sales
  Affiliates                                                      $     8,691      $     7,461
  Non-affiliates                                                        6,287            5,694
                                                                  -----------      -----------
                                                                       14,978           13,155

Cost of sales                                                          10,060            8,583
                                                                  -----------      -----------

Gross profit                                                            4,918            4,572

Operating expenses                                                      4,231            4,516
                                                                  -----------      -----------

Income from operations                                                    687               56

Other income (expense):
  Equity in income of unconsolidated affiliates                           205              452
  Gain on sale of investment in unconsolidated affiliate                   --              330
  Interest expense                                                       (173)            (187)
  Other income                                                             30               28
                                                                  -----------      -----------
Total other income                                                         62              623
                                                                  -----------      -----------
Income before provision for income taxes                                  749              679

Provision for income taxes                                                255              207
                                                                  -----------      -----------

Net income                                                        $       494      $       472
                                                                  ===========      ===========

Net income per share:
    Basic                                                         $       .09      $       .09
                                                                  ===========      ===========
    Diluted                                                       $       .09      $       .08
                                                                  ===========      ===========

Common shares used in computing net income per share amounts:
    Basic                                                           5,566,329        5,475,848
                                                                  ===========      ===========
    Diluted                                                         5,718,120        5,861,995
                                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                  Three Months ended March 31,
                                                                  ----------------------------
                                                                      2001             2000
                                                                  -----------      -----------
                                                                  (Dollar amounts in thousands,
                                                                 except share and per share data)
Net sales
  Affiliates                                                      $     5,284      $     3,987
  Non-affiliates                                                        3,105            2,318
                                                                  -----------      -----------
                                                                        8,389            6,305

Cost of sales                                                           5,640            4,175
                                                                  -----------      -----------

Gross profit                                                            2,749            2,130

Operating expenses                                                      2,149            2,230
                                                                  -----------      -----------

Income (Loss) from operations                                             600             (100)

Other (expense) income:
  Equity in income (loss) of unconsolidated affiliates                     41             (113)
  Gain on sale of investment in unconsolidated affiliate                   --              330
  Interest expense                                                        (71)             (83)
  Other income                                                             12               14
                                                                  -----------      -----------
Total other (expense) income                                              (18)             148
                                                                  -----------      -----------
Income before provision for income taxes                                  582               48

Provision for income taxes                                                199               37
                                                                  -----------      -----------

Net income                                                        $       383      $        11
                                                                  ===========      ===========

Net income per share:
    Basic                                                         $       .07      $       .00
                                                                  ===========      ===========
    Diluted                                                       $       .07      $       .00
                                                                  ===========      ===========

Common shares used in computing net income per share amounts:
    Basic                                                           5,575,810        5,538,274
                                                                  ===========      ===========
    Diluted                                                         5,678,847        5,906,021
                                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended March 31,
                                                                                   -------------------------
                                                                                      2001           2000
                                                                                    --------       --------
                                                                                 (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                        $    494       $    472
  Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in income of unconsolidated affiliates                                    (205)          (452)
       Gain on sale of investment in unconsolidated affiliate                                          (330)
       Depreciation and amortization                                                     314            345
       Provision for losses on accounts receivable                                        45             10
       Provision for inventory obsolescence                                              105            237
       Deferred income taxes                                                              42            129
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                     (824)         2,630
         Increase in inventory                                                          (793)        (1,897)
         Decrease in prepaid expenses and other assets                                   180            114
         Increase (decrease) in accounts payable                                       2,077           (193)
         Increase (decrease) in accrued expenses and other current liabilities           139           (500)
         Decrease in income taxes receivable                                             214             --
         Increase in income taxes payable                                                 --             87
                                                                                    --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              1,788            652
                                                                                    --------       --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals            (180)          (337)
  Proceeds from sale of investment in unconsolidated affiliate                            --            100
  Investments in unconsolidated affiliates                                              (136)          (123)
                                                                                    --------       --------

NET CASH USED IN INVESTING ACTIVITIES                                                   (316)          (360)
                                                                                    --------       --------

FINANCING ACTIVITIES:
  Net proceeds from note payable to bank                                              (1,622)        (2,144)
  Repurchase of treasury stock                                                          (131)            --
  Issuance of stock upon exercise of stock options and warrants                          154            966
                                                                                    --------       --------

NET CASH (USED IN) FINANCING ACTIVITIES                                               (1,599)        (1,178)
                                                                                    --------       --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (127)          (886)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,179          1,273
                                                                                    --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  1,052       $    387
                                                                                    ========       ========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                          $    173       $    187
                                                                                    ========       ========
  Income taxes                                                                      $      0       $    161
                                                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2000 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

NOTE B - NET INCOME PER COMMON SHARE (continued)
------------------------------------------------

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                      Six Months Ended                         Six Months Ended
                                                       March 31, 2001                           March 31, 2000
                                            (In thousands, except per share data)    (In thousands, except per share data)
                                          -----------------------------------------  ---------------------------------------
                                          Net Income        Shares        Per Share   Net Income        Shares     Per Share
                                          (Numerator)    (Denominator)     Amounts   (Numerator)    (Denominator)   Amounts
                                          -----------    -------------     -------   -----------    -------------   -------
Net income                                   $494                                        $472
                                             ----                                        ----
Basic EPS
Net income attributable to Common Stock       494            5,566.3        $.09          472           5,475.9       $.09
Effect of dilutive securities
Stock options and warrants                     --              151.8        (.00)          --             386.1       (.01)
                                             ----          ---------        ----         ----          --------       ----
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                    $494            5,718.1        $.09         $472           5,862.0       $.08
                                             ====          =========        ====         ====          ========       ====

                                                   Three Months Ended                        Three Months Ended
                                                     March 31, 2001                            March 31, 2000
                                          (In thousands, except per share data)     (In thousands, except per share data)
                                          -------------------------------------     -------------------------------------
                                          Net Income        Shares      Per Share   Net Income       Shares      Per Share
                                          (Numerator)   (Denominator)    Amounts    (Numerator)   (Denominator)   Amounts
                                          -----------   -------------    -------    -----------   -------------   -------
Net income                                    $383                                      $ 11
                                              ----                                      ----
Basic EPS
Net income attributable to Common Stock        383          5,575.8        $.07           11          5,538.3       $.00

Effect of dilutive securities
Stock options and warrants                      --            103.0        (.00)          --            367.7       (.00)
                                              ----         --------        ----         ----         --------       ----
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     $383          5,678.8        $.07         $ 11          5,906.0       $.00
                                              ====         ========        ====         ====         ========       ====

Options to purchase 503,200 and 562,200 shares of Common Stock in the six months and three months ended March 31, 2001, respectively, and options to purchase 225,275 and 224,900 shares of Common Stock in the six months and three months ended March 31, 2000, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

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

                        Global Payment Technologies, Inc.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended March 31, 2001 compared with six months ended March 31, 2000

Sales

Net sales increased by 13.9%, or $1,823,000, to $14,978,000 in the six months ended March 31, 2001 as compared with $13,155,000 in the comparative prior-year period. The increase was primarily due to greater demand for the Company's products.

Gross Profit

Gross profit increased to $4,918,000, or 32.8% of net sales, in the six months ended March 31, 2001 from $4,572,000, or 34.8% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of lower pricing on its GII product line as the Company transitions to its new Argus product.

Operating Expenses

Operating expenses decreased to $4,231,000, or 28.2% of net sales, in the six months ended March 31, 2001 as compared with $4,516,000, or 34.3% of net sales, in the comparative prior-year period. This decrease of $285,000 was primarily the result of a reduction in certain personnel related costs resulting from the Company's cost reduction efforts initiated in May 2000

Net Income

Net income for the six months ended March 31, 2001, was $494,000, or $0.09 per share, as compared with $472,000, or $0.08 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the six months ended March 31, 2001 and 2000 are the Company's share of net profits of these affiliates of $205,000 and $452,000, respectively. In the six months ended March 31, 2001 and 2000, equity in income of unconsolidated affiliates increased by approximately $175,000 and $288,000, respectively, which represents the recognition of the Company's share of the gross profit on sales to its affiliates that have been recognized by these affiliates. Excluding the equity method gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $30,000 and $164,000 for the six months ended March 31, 2001 and 2000, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's March 31, 2001 effective tax rate was 34.0% as compared to 30.5% in the prior-year period. This increase in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from its foreign affiliates. During the six months ended March 31, 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate. Excluding the effect of this one-time gain, net income was $251,000, or $.04 per share.

Three months ended March 31, 2001 compared with three months ended March 31,
2000

Sales

Net sales increased by 33.1%, or $2,084,000, to $8,389,000 in the three months ended March 31, 2001 as compared with $6,305,000 in the comparative prior-year period. The increase was primarily due to increased demand for the Company's products and the start up of previously delayed projects.

                        Global Payment Technologies, Inc.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Gross Profit

Gross profit increased to $2,749,000, or 32.8% of net sales, in the three months ended March 31, 2001 from $2,130,000, or 33.8% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of lower pricing on its GII product line as the Company transitions to its new Argus product.

Operating Expenses

Operating expenses decreased to $2,149,000, or 25.6% of net sales, in the three months ended March 31, 2001 as compared with $2,230,000, or 35.4% of net sales, in the comparative prior-year period. This decrease of $81,000 was primarily the result of a reduction in certain personnel related costs resulting from the Company's cost reduction efforts initiated in May, 2000.

Net Income

Net income for the quarter was $383,000, or $0.07 per share, as compared with $11,000, or $0.00 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended March 31, 2001 and 2000 are the Company's share of net gains and (net losses) of these affiliates of $41,000 and ($113,000), respectively. In the three months ended March 31, 2001 and 2000, equity in income of unconsolidated affiliates increased (decreased) by approximately $50,000 and $(106,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profit on sales to its affiliates that have not then been recognized by these affiliates. Excluding the equity method gross profit adjustment, the Company's share of net losses of these unconsolidated affiliates was $9,000 and $7,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's March 31, 2001 effective tax rate was 34.2% as compared to 77.1% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from its foreign affiliates and the Company's earnings from operations. During the three months ended March 31, 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate. Excluding the effect of this one-time gain, net income was ($210,000), or ($.04) per share.

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

At March 31, 2001, the Company's cash and cash equivalents were $1,052,000 as compared with $1,179,000 at September 30, 2000. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit

                        Global Payment Technologies, Inc.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants, with which it was in compliance at March 31, 2001 and September 30, 2000. Simultaneously with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. As of March 31, 2001, outstanding borrowings under the five-year term loan and the RLC were $2,600,000 and $200,000, respectively.

Net cash provided by operating activities was $1,788,000 in the six months ended March 31, 2001. This amount is due to net income for the period, adjusted for non-cash items, of $795,000, decreased prepaid expenses and other assets of $180,000, increased accounts payable of $2,077,000, increased accrued expenses and other current liabilities of $139,000 and a decrease in income tax receivable of $214,000, offset, in part, by increased accounts receivable of $824,000 and increased inventory of $793,000. Net cash provided by operating activities was $652,000 in the six months ended March 31, 2000. This amount is due to net income for the period, adjusted for non-cash items, of $411,000, decreased accounts receivable of $2,630,000, increased income taxes payable of $87,000 and decreased accrued prepaid expenses and other assets of $114,000, offset, in part, by increased inventory of $1,897,000, decreased accrued expenses and other current liabilities of $500,000 and a decrease in accounts payable of $193,000. As the Company sells its product primarily to international markets, it sells its products on terms generally greater than 45 days. Further the Company has agreements with its affiliates, which extend terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollected accounts.

Cash used in investing activities for the six months ended March 31, 2001 amounted to $316,000 as compared with $360,000 in the prior-year period. Investments in property and equipment in the six months ended March 31, 2001 amounted to $180,000 as compared with $337,000 in 2000. In addition, the Company loaned its joint ventures approximately $136,000 in the six months ended March 31, 2001 as compared to $123,000 in the prior year period which has been added to the investment in unconsolidated affiliates based on the terms of the related agreements. Finally, in the six months ended March 31, 2000, the Company received proceeds of $100,000 from the partial sale of its share of its South African affiliate.

Cash used in financing activities in the six months ended March 31, 2001 consisted of net repayments of bank borrowings of $1,622,000 and the repurchase of the Company's common stock of $131,000 offset, in part, by proceeds of $154,000 received from the exercise of stock options. Cash used in financing activities in the six months ended March 31, 2000 consisted of net repayments of bank borrowings of $2,144,000 offset, in part, by proceeds of $966,000 received from the exercise of stock options and warrants.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

                        Global Payment Technologies, Inc.
                                 March 31, 2001

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

                        Global Payment Technologies, Inc.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 2001 Annual Meeting of Stockholders held on March 20, 2001, stockholders re-elected the following person to serve as Class III Directors of the Company, by the following vote:

                                    For           Against          Withheld
                                    ---           -------          --------
          Henry B. Ellis         5,051,362              0           113,964

          Richard Gerzof, a Class I Director, continues to serve as a director whose term expires at the 2002 Annual Meeting.

          Steve Katz and Martin H. Kern, Class II Directors, continue to serve as directors whose terms expire at the 2003 Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K

a)        Exhibits

          None

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

Dated:  May 15, 2001