Form 10-Q
period 2001-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2001-08-10
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

       YES [X]  NO [_]


Shares of Common Stock outstanding on August 8, 2001           5,527,266

                        Global Payment Technologies, Inc.

                                      Index


PART  I.  FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

    Item 1. Financial Statements

            Consolidated Balance Sheets - June 30, 2001 and
                September 30, 2000                                         3

            Consolidated Statements of Income - Nine Months ended
                June 30, 2001 and 2000                                     4

            Consolidated Statements of Income - Three Months ended
                June 30, 2001 and 2000                                     5

            Consolidated Statements of Cash Flows - Nine Months ended
                June 30, 2001 and 2000                                     6

            Notes to Consolidated Financial Statements                     7-9

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk See Item 2 Above.

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                 15

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      September 30,
                                                                                  2001            2000
                                                                                --------        --------
                                                                               (Dollar amounts in thousands,
                                                                                    except share data)
                                                                               (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                   $    878        $  1,179
    Accounts receivable from affiliates                                            7,265           7,580
    Accounts receivable, less allowance for doubtful accounts
      of $253 and $206, respectively                                               3,487           2,563
    Inventory, less allowance for obsolescence of $1,050 and
      $963, respectively                                                           9,979           8,820
    Prepaid expenses and other current assets                                        451             291
    Income taxes receivable                                                           --             674
    Deferred income tax benefit                                                      795             837
                                                                                --------        --------
                  Total current assets                                            22,855          21,944

  Property and equipment, net                                                      1,375           1,367
  Investments in unconsolidated affiliates                                         1,032             798
  Other assets                                                                       240             351
                                                                                --------        --------

  Total assets                                                                  $ 25,502        $ 24,460
                                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                            $  3,259        $  1,355
    Accrued expenses and other current liabilities                                 1,880           1,785
    Current portion of long-term debt                                                876             908
    Income taxes payable                                                             368              --
                                                                                --------        --------
                  Total current liabilities                                        6,383           4,048

    Long-term debt                                                                 1,700           3,617
                                                                                --------        --------
                  Total liabilities                                                8,083           7,665
                                                                                --------        --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
       5,806,250 and 5,766,250 shares issued, respectively                            58              58
    Additional paid-in capital                                                     9,707           9,554
    Retained earnings                                                              9,153           8,477
                                                                                --------        --------
                                                                                  18,918          18,089
         Less: Treasury stock, at cost, 278,984 and 209,200                       (1,499)         (1,294)
                  shares, respectively                                          --------        --------
                  Total shareholders' equity
                                                                                  17,419          16,795
                                                                                --------        --------

    Total liabilities and shareholders' equity                                  $ 25,502        $ 24,460
                                                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                          Nine Months ended June 30,
                                                                             2001            2000
                                                                           ---------      ---------
                                                                         (Dollar amounts in thousands,
                                                                        except share and per share data)
Net sales
  Affiliates                                                               $  13,148      $   7,848
  Non-affiliates                                                              10,402          8,599
                                                                           ---------      ---------
                                                                              23,550         16,447

Cost of sales                                                                 16,217         11,491
                                                                           ---------      ---------

Gross profit                                                                   7,333          4,956

Operating expenses                                                             6,484          6,984
                                                                           ---------      ---------

Income (loss) from operations                                                    849         (2,028)

Other income (expense):
  Equity in income of unconsolidated affiliates                                  242            626
  Gain on sale of investment in unconsolidated affiliate                          --            330
  Interest expense                                                              (298)          (303)
  Other income                                                                   148              7
                                                                           ---------      ---------
Total other income, net                                                           92            660
                                                                           ---------      ---------
Income (loss) before provision (benefit) for income taxes                        941         (1,368)

Provision (benefit) for income taxes                                             265           (407)
                                                                           ---------      ---------

Net Income (loss)                                                          $     676      $    (961)
                                                                           =========       =========
Net Income (loss) per share:
    Basic                                                                  $     .12      $    (.17)
                                                                           =========       =========
    Diluted                                                                $     .12      $    (.17)
                                                                           =========       =========

Common shares used in computing net income per share amounts:
    Basic                                                                  5,553,910       5,501,947
                                                                           =========       =========
    Diluted                                                                5,656,807       5,501,947
                                                                           =========       =========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                     Three Months ended June 30,
                                                                       2001                2000
                                                                    ---------            ---------
                                                                     (Dollar amounts in thousands,
                                                                    except share and per share data)
Net sales
  Affiliates                                                        $   4,458            $     387
  Non-affiliates                                                        4,115                2,905
                                                                    ---------            ---------
                                                                        8,573                3,292

Cost of sales                                                           6,158                2,908
                                                                    ---------            ---------

Gross profit                                                            2,415                  384

Operating expenses                                                      2,254                2,468
                                                                    ---------            ---------

Income (loss) from operations                                             161               (2,084)

Other income (expense):
  Equity in income of unconsolidated affiliates                            38                  174
  Interest expense                                                        (64)                (116)
  Other Income (expense)                                                   56                  (21)
                                                                    ---------            ---------
Total other income, net                                                    30                   37
                                                                    ---------            ---------
Income (loss) before provision (benefit) for income taxes                 191               (2,047)

Provision (Benefit) for income taxes                                       10                 (614)
                                                                    ---------            ---------

Net Income (loss)                                                   $     181            $  (1,433)
                                                                    =========             =========
Net Income (loss) per share:
    Basic                                                           $     .03            $    (.26)
                                                                    =========             =========
    Diluted                                                         $     .03            $    (.26)
                                                                    =========             =========

Common shares used in computing net income per share amounts:
    Basic                                                           5,529,075             5,554,434
                                                                    =========             =========
    Diluted                                                         5,534,186             5,554,434
                                                                    =========             =========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         Nine months ended June 30,
                                                                                           2001             2000
                                                                                         -------          -------
                                                                                       (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net Income (loss)                                                                      $   676          $  (961)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Equity in income of unconsolidated affiliates                                        (242)            (626)
       Gain on sale of investment in unconsolidated affiliate                                 --             (330)
       Depreciation and amortization                                                         470              519
       Provision for losses on accounts receivable                                            59               47
       Provision for inventory obsolescence                                                  150              395
       Deferred income taxes                                                                  42              194
Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                         (493)           4,094
         Increase in inventory                                                            (1,309)          (2,774)
         Decrease (increase) in income taxes receivable                                      674             (548)
         (Increase) decrease in prepaid expenses and other assets                            (49)             216
         Increase  (decrease) in accounts payable                                          1,904             (151)
         Increase (decrease) in accrued expenses and other current liabilities                95             (275)
         Increase (decrease) in income taxes payable                                         368              (54)
                                                                                         -------          -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        2,345             (254)
                                                                                         -------          -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals                (478)            (386)
  Proceeds from sale of investment in unconsolidated affiliate                                --              100
  Investments in unconsolidated affiliates                                                  (167)            (180)
                                                                                         -------          -------

NET CASH USED IN INVESTING ACTIVITIES                                                       (645)            (466)
                                                                                         -------          -------

FINANCING ACTIVITIES:
  Net (repayments) from note payable to bank                                              (1,949)            (277)
  Purchase of treasury stock                                                                (205)              --
  Issuance of stock upon exercise of stock options and warrants                              153              980
                                                                                         -------          -------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (2,001)             703
                                                                                         -------          -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                  (301)             (17)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,179            1,273
                                                                                         -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   878          $ 1,256
                                                                                         =======          =======
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                               $   237          $   303
                                                                                         =======          =======
  Income taxes                                                                           $   250          $   171
                                                                                         =======          =======

   The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2000 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

NOTE C - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three and nine months ended June 30, 2001 and 2000, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, net income (loss) per common share amounts ("basic EPS") were computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income
(loss) per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting the potential dilution from the exercise of stock options and stock warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2001

NOTE D - NET INCOME (LOSS) PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                         Nine Months Ended                        Nine Months Ended
                                                           June 30, 2001                            June 30, 2000
                                               (In thousands, except per share data)    (In thousands, except per share data)
                                               --------------------------------------   ---------------------------------------
                                               Net Income      Shares       Per Share    Net Income      Shares       Per Share
                                               (Numerator)  (Denominator)    Amounts     (Numerator)  (Denominator)    Amounts
                                               -----------  -------------    -------     -----------  -------------    -------
Net income (loss)                                  $676                                     $(961)
                                                   ----                                     -----
Basic EPS
Net income (loss) attributable to Common Stock      676       5,553.9          $.12          (961)       5,501.9         $(.17)
Effect of dilutive securities
Stock options and warrants                           --         102.9            --            --             --            --
                                                   ----       -------          ----         -----        -------         -----
Diluted EPS
Net income (loss) attributable to Common
Stock and assumed option and warrant
exercises                                          $676       5,656.8          $.12         $(961)       5,501.9         $(.17)
                                                   ====       =======          ====         =====        =======         =====

                                                        Three Months Ended                       Three Months Ended
                                                           June 30, 2001                            June 30, 2000
                                               (In thousands, except per share data)    (In thousands, except per share data)
                                               --------------------------------------   ---------------------------------------
                                               Net Income      Shares       Per Share    Net Income      Shares       Per Share
                                               (Numerator)  (Denominator)    Amounts     (Numerator)  (Denominator)    Amounts
                                               -----------  -------------    -------     -----------  -------------    -------
Net income (loss)                                  $181                                   $(1,433)
                                                   ----                                   -------
Basic EPS
Net income (loss) attributable to Common Stock      181       5,529.1          $.03        (1,433)       5,554.4         $(.26)
Effect of dilutive securities
Stock options and warrants                           --           5.1            --            --             --            --
                                                   ----       -------          ----       -------        -------         -----
Diluted EPS
Net income (loss) attributable to Common
Stock and assumed option and warrant
exercises                                          $181       5,534.2          $.03       $(1,433)       5,554.4         $(.26)
                                                   ====       =======          ====       =======        =======         =====

Options to purchase 514,400 and 941,850 shares of Common Stock in the nine months and three months ended June 30, 2001, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. Options to purchase shares of Common Stock in the nine months and three months ended June 30, 2000 were not included in the computation of diluted EPS because they were anti-dilutive. These options were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2001

NOTE E - INVESTMENT IN UNCONSOLIDATED AFFILIATES

On January 18, 2001, the Company's gaming affiliate in South Africa, Global Payment Technologies Holdings (Pty) Ltd. ("GPTHL"), announced it had entered into a definitive agreement to merge its operations with Vukani Gaming Corporation ("Vukani"), (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). GPTHL is the South African operating division which contains the rights to distribute both GPT and Online Gaming products. Under the terms of the agreement, GPT's ownership will be reduced from 23.5% of GPTHL to approximately 5% of the merged entity, with GPT and GPTHL management having the right to substantially increase their ownership upon specified conditions. This transaction is subject to regulatory approval.


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Statement requires goodwill to be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective October 1, 2002. Management is currently reviewing this new statement and its possible impact on the Company's results of operation and financial position.

                        Global Payment Technologies, Inc.
                                  June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months ended June 30, 2001 compared with nine months ended June 30, 2000

Sales

Net sales increased by 43.2%, or $7,103,000, to $23,550,000 in the nine months ended June 30, 2001 as compared with $16,447,000 in the comparative prior-year period. The increase was primarily due to greater demand for the Company's products.

Gross Profit

Gross profit increased to $7,333,000, or 31.1% of net sales, in the nine months ended June 30, 2001 from $4,956,000, or 30.1% of net sales, in the comparative prior-year period. The increase in gross profit as a percentage of sales was primarily the result of more efficient operations resulting from higher sales levels and commensurate production during the period.

Operating Expenses

Operating expenses decreased to $6,484,000, or 27.5% of net sales, in the nine months ended June 30, 2001 as compared with $6,984,000, or 42.5% of net sales, in the comparative prior-year period. This decrease of $500,000 was primarily the result of a reduction in certain personnel related costs resulting from the Company's cost reduction efforts initiated in May 2000.

Net Income

     Net income (loss) for the nine months ended June 30, 2001, was $676,000, or $0.12 per share, as compared with ($961,000), or ($0.17) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the nine months ended June 30, 2001 and 2000 are the Company's share of net profits of these affiliates of $242,000 and $626,000, respectively. In the nine months ended June 30, 2001 and 2000, equity in income of unconsolidated affiliates includes an increase of approximately $175,000 and $589,000, respectively, which represents the recognition of the Company's share of the gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. This improvement in profit is the result of the ability of the Company's affiliates to sell through the company's product to their customers. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $67,000 and $37,000 for the nine months ended June 30, 2001 and 2000, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's June 30, 2001 effective tax rate was 28.2% as compared to 29.8% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from its foreign affiliates. During the nine months ended June 30, 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's share in its South African affiliate. Excluding the effect of this one-time gain, the net loss was ($1,182,000), or ($.21) per share.

                        Global Payment Technologies, Inc.
                                  June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Sales

Net sales increased by 160.4%, or $5,281,000, to $8,573,000 in the three months ended June 30, 2001 as compared with $3,292,000 in the comparative prior-year period. The increase was primarily due to greater demand for the Company's products as compared to a weak demand in the year ago period.

Gross Profit

Gross profit increased to $2,415,000, or 28.2% of net sales, in the three months ended June 30, 2001 from $384,000, or 11.7% of net sales, in the comparative prior-year period. The increase in gross profit as a percentage of sales was primarily the result of more efficient operations resulting from higher sales levels and commensurate production during the quarter.

Operating Expenses

Operating expenses decreased to $2,254,000, or 26.3% of net sales, in the three months ended June 30, 2001 as compared with $2,468,000, or 75.0% of net sales, in the comparative prior-year period. This decrease in operating expenses as a percentage of net sales is primarily the result of the Company's significant revenue increase and the Company's cost reduction efforts that were initiated in May 2000.

Net Income

Net income (loss) for the quarter was $181,000, or $.03 per share, as compared with ($1,433,000), or ($.26) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended June 30, 2001 and 2000 are the Company's share of net income of these affiliates of $38,000 and $174,000, respectively. In the three months ended June 30, 2000, equity in income of unconsolidated affiliates includes an increase of approximately $300,000, which represents the recognition of the Company's share of the gross profit on inter-company sales to its affiliates that have been recognized by these affiliates. This improvement in profit is the result of the ability of the Company's affiliates to sell through the Company's product to their customers. Excluding the inter-company gross profit adjustment, the Company's share of net profits (losses) of these unconsolidated affiliates was $38,000 and ($126,000) for the three months ended June 30, 2001 and 2000, respectively. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's June 30, 2001 effective tax rate was 5.2% as compared to 29.9% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from its foreign affiliates and the Company's earnings from operations.

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

                        Global Payment Technologies, Inc.
                                  June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

At June 30, 2001, the Company's cash and cash equivalents were $878,000 as compared with $1,179,000 at September 30, 2000. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate or, at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. The Company was in compliance with all of the bank covenants at June 30, 2001. As of June 30, 2001, outstanding borrowings under the five-year term loan and the RLC were $2,400,000 and $100,000, respectively.

Net cash provided by operating activities was $2,345,000 in the nine months ended June 30, 2001. This amount is due to net income for the period, adjusted for non-cash items, of $1,155,000, increased accrued expenses of $95,000, increased income taxes payable $368,000, increased accounts payable of $1,904,000 and a decrease in income taxes receivable of $674,000, offset, in part, by increased accounts receivable of $493,000, increased prepaid expenses and other assets of $49,000, and increased inventory of $1,309,000. Net cash used in operating activities was $254,000 in the nine months ended June 30, 2000. This amount is due to a net loss for the period, adjusted for non-cash items, of $762,000, increased inventory of $2,774,000, decreased accrued expenses and other current liabilities of $275,000, increased income taxes receivable of $602,000 and a decrease in accounts payable of $151,000, offset, in part, by decreased accounts receivable of $4,094,000 and decreased prepaid expenses and other assets of $216,000. As the Company sells its product primarily to international markets, it sells its products on terms generally greater than 45 days. Further the Company has agreements with its affiliates, which extend terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollected accounts.

Cash used in investing activities for the nine months ended June 30, 2001 amounted to $645,000 as compared with $466,000 in the prior-year period. Investments in property and equipment in the nine months ended June 30, 2001 amounted to $478,000 as compared with $386,000 in 2000. In addition, the Company loaned its joint ventures approximately $167,000 in the nine months ended June 30, 2001, as compared with $180,000 in the prior year period, which has been added to the investment in unconsolidated affiliates based on the terms of the related agreements. Finally, in the nine months ended June 30, 2000, the Company received proceeds of $100,000 from the partial sale of its share of its South African affiliate.

Cash used in financing activities in the nine months ended June 30, 2001 consisted of net repayments of bank borrowings of $1,949,000 and the purchase of the Company's Common Stock of $205,000, offset in part by $153,000 received from the exercise of stocks options and warrants. Cash provided by financing activities in the nine months ended June 30, 2000 consisted of $980,000 received from the exercise of stock options and warrants , offset in part by net repayments of bank borrowings of $277,000.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

                        Global Payment Technologies, Inc.
                                  June 30, 2001

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


                                          Global Payment Technologies, Inc.


                                          By:  s/ Thomas McNeill
                                               ----------------------------
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

Dated: August 10, 2001