Form 10-K
period 2001-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2001-12-20
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2001

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             11-2974651
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   425B Oser Avenue, Hauppauge, New York 11788
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code         631-231-1177

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on December 10, 2001, was approximately $17,900,000.

     As of December 10, 2001, the registrant had a total of 5,527,266 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of the registrant for the annual meeting of stockholders to be held in 2002 are incorporated by reference into
Part III of this report.

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

In August 1996, the Company acquired a 50% non-controlling interest in a South African affiliate, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"). On May 29, 1998, Hosken Consolidated Investments ("HCI"), a South African investment company, purchased a one-third interest in GPTHL. Terms of the transaction called for HCI to purchase certain shares from the Company and the Bevin Trust (GPTHL's founding shareholders), as well as additional shares directly from GPTHL, which reduced the Company's ownership of GPTHL from 50% to 33%. On November 1, 1999, GPTHL formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of GPTHL's non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Also on November 1, 1999, On-Line Gaming Systems Inc. ("On-Line") (OTC BB symbol:
OGAM.OB), a public company specializing in Internet wagering and other casino based products, acquired a 23.5% equity interest in GPTHL through the purchase of shares from the three partners and management. The ability to distribute On-Line's products in South Africa may allow GPTHL to broaden its market and product line. With the closing of this transaction, the Company had a 23.5% interest in GPTHL. Effective August 1, 2000, a division of IPS, GPT Cash Systems, acquired all the assets including the service contracts of De La Rue Cash Systems (Proprietary) ("DLR"), the South African wholly owned subsidiary of De La Rue PLC. DLR received cash and a minority interest in GPT Cash Systems. In addition to improving GPT Cash Systems' revenue base of sales and service of the De La Rue product suite, this transaction will provide a base of service operations which will expand and improve upon existing service capabilities, and allow our affiliate to service other business markets, including the South African route market which is expected commence deployment of gaming machines by mid calendar 2002. On January 18, 2001, GPTHL entered into a definitive agreement to merge its operations with Vukani Gaming Corporation ("Vukani"), (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). Under the terms of the agreement, GPT's ownership has been reduced from 23.5% of GPTHL to approximately 5% of the merged entity, with GPT and GPTHL management having the right to substantially increase their ownership upon specified conditions.

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

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to $16.7 million in fiscal 1996, to $23.9 million in fiscal 1997, to $39.4 million in fiscal 1998, and to its high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at the Company's affiliates. During fiscal 2000 the Company significantly reduced inventory at its affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000. In fiscal 2001, sales increased 43% to $32.2 million primarily as a result of increased demand for our products in both Australia and Russia, as well as the addition of several new customers during the year.

The Company's international sales amounted to 89%, 83% and 80% of net sales in fiscal 2001, 2000 and 1999, respectively. Management believes the international market for currency validation systems may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which focus primarily on the broader, higher-volume market using standardized product configurations. This focus has been effective in the worldwide gaming market and is the "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the Company's competition. The focus of this strategy has, and continues to be, the creation of an increasing presence in the international gaming industry with particular attention to markets which have the largest opportunity for growth. In 1997, this strategy led to the Company's products being designed into most of the major OEMs' gaming machines. In 1998, this strategy led to new customers that opted to use the Company's products based on its growing strength internationally and its reputation for working closely to adapt to customers' needs. In 1999, the Company continued to strengthen and grow its relationships with the OEMs through increased joint marketing and advertising efforts and by creating databases to allow the OEMs an opportunity to seek new potential markets worldwide. As a result, the Company is now in the position to gain additional business based on its acceptance as the currency validation standard for a number of growing markets worldwide. The Company's strong international presence may provide for growth opportunities in the domestic gaming sector, as this market is viewed as an important target for expansion by several of the Company's international customers.

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

The Company's strategy in the large worldwide beverage and vending industry has been, and will continue to be, the same "niche" effort that has been successful in the gaming marketplace. In 1998 and 1999, the Company continued to focus its efforts on creating relationships with the major OEMs and end-user customers in certain emerging international markets. By working with both the OEMs and end-users to adapt its products to meet their needs, the Company is beginning to create a growing presence in the beverage and vending market with its current product lines. This flexibility to adapt its products to meet customers' needs led to a successful product launch in Russia during 1998 and has allowed the Company to establish new sales in Europe with major vending operators. The Company has recognized the need to develop a product that can more effectively compete in terms of price and features with other manufacturers' validators in these industries and has placed a high priority on this product development effort. The Company is in its final stages of product development and expects to begin field trials of its new vending validator early in its second fiscal quarter 2002, with production and sales 90 days thereafter. In fiscal 2002, the Company's strategy is to successfully deploy its new vending product through its already existing distribution and affiliate channels, as well as create additional alliances to further penetrate this market. The beverage and vending industry is approximately $375 million or three times that of the gaming market. Management believes this strategy will assist in providing the Company with increased visibility and credibility in the overall beverage and vending industry.

The Company's overall sales and marketing strategy in both the worldwide gaming and beverage and vending markets is to deliver a high quality product supported by a local sales and service organization in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia, South Africa and Russia where the Company's products are accepted as the industry standard in the gaming market. Also toward this end, during fiscal 1996 and fiscal 1997, the Company established joint ventures that provide local sales and service in both Australia and South Africa and strengthened its distributor relationship in Italy. In addition, during fiscal 1998 the Company formed GPT-Europe to provide local sales and service in Europe. During 1999, the Company expanded its local sales and service network in Southeast Asia, as it signed a three-year distribution agreement with RGB Ltd., a Malaysian company ("RGB"). RGB has been a customer of the Company for several years and, through its organization and many contacts in the region, this alliance should strengthen the Company's reputation in this region and provide new sales opportunities.

To date, the Company's success has been dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and beverage and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company is currently investigating, and will continue to investigate, such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems. In May 2001, the Company formed a strategic alliance with Smart Card Integrators, Inc., a smart card applications system integrator, to jointly develop new products that combine the attributes of the traditional paper currency validator with the capabilities to process transactions using credit cards, debit cards, and smart cards.

In July 2001, the Company signed a definitive agreement with Table Trac, Inc. (OTC/BB: TBTC) to distribute and sell the new product which automates and monitors, on a real time basis, the operations and revenues of casino table games. The estimated market for casino table games is in excess of 35,000 tables.

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $150,000, $225,000 and $300,000 during fiscal 2001, 2000 and 1999, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications, as well as to achieve improvements in technology. The Company's new product development efforts have been focused on the design of its next generation of validator products, the first of which is Argus(TM). Argus(TM), the Company's new gaming validator, was launched at the World Gaming Congress in October 2000. Sales of this new product represented 30% of validator sales in the fourth quarter of fiscal 2001 and are expected to increase to 70% by the second fiscal quarter of 2002. In the Spring of 2002, the Company plans to introduce a new product designed specifically to address the requirements of the beverage and vending marketplace.

Building from its engineering libraries, the Company anticipates the introduction of a another new product during fiscal 2003 that will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets.

The Company's principal products include three basic validator models and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 1999, 2000 and 2001, this shift continued and Generation II and Argus(TM) product line sales accounted for 79%, 76% and 89%, respectively of unit sales. The Argus product has been designed to be a drop-in replacement for Generation II IDS and is focused toward bringing new technological features to the marketplace. The Company expects sales to continue shifting from its Generation II product line over the course of fiscal 2002. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products and its Generation II products and will continually assess the adequacy of inventory reserves for the anticipated shift in demand towards its new beverage and vending product.

The Model 125 ("M-125") is the Company's first generation multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving upstack design makes it popular for use in machines where space is at a premium. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 1999, 2000 and 2001, M-125 sales were primarily in vending applications in Italy, helping to grow the Company's presence and credibility in that important European market. It is expected that this product will begin to be replaced in fiscal 2002 by a new beverage and vending product currently under development.

The Model 150 ("M-150") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-150 is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service, Department of Gaming Enforcement ("DGE") and Gaming Laboratories, Inc. ("GLI") approved. Due to the growth and acceptance of the Generation II product line, the M-150 product has been substantially reduced and is expected to be completely phased out during 2002.

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

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to 3.35 inches in width), in 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. Argus is equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. In the future, GPT plans to offer with Argus the option of incorporating smart-card and mag-card technologies. Its sensor system has a patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM).

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with the new Argus validator. The Company or its authorized service agents will repair or replace any units that require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranteed as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2002 as opportunities arise. Over the last three years, the Company's cost of warranting its products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as improved product performance in fiscal 2001. Warranty expense for 2001, 2000 and 1999 was $145,000, $328,000 and $490,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts the Company's primary sales and marketing efforts in both the domestic and international markets. During the latter part of fiscal 1996 and during fiscal 1997, the Company established joint ventures providing local sales and service in the key markets of South Africa and Australia and a Company-owned sales and service office was opened in the important Las Vegas, Nevada market. During fiscal 1998, the Company formed GPT-Europe, a 70%-owned entity, to provide local sales and service in Europe and acquired the assets and liabilities of its former independent European distributor. During 1999, the Company expanded its local sales and service capabilities in Southeast Asia as it signed a three-year distribution agreement with RGB Ltd., a Malaysian company. The overall sales and service network provides effective international coverage for the Company's products and customers and reflects the Company's commitment to providing superior service worldwide.

Customer Concentration

During fiscal 2001, the Company's largest customer, GPTA, accounted for approximately 52% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 92% of the Company's revenues, with the remaining 8% primarily from product applications in the beverage and vending industry. The Company anticipates a further reduction of its dependence on its largest customer and the gaming industry by expanding its customer base and by the introduction of its next generation of validation products for the beverage and vending marketplace, which is expected in Spring of 2002.

Manufacturing

Since 1995, the Company's operations have been conducted from a leased facility, currently 44,000 square feet, which houses the manufacturing and administrative functions in Hauppauge, New York.

The Company's manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for the final assembled product. Direct control over fabrication, via its key suppliers, and testing permits the Company to shorten its production cycle and protect patented and proprietary technology. During fiscal 1998 the Company significantly improved its overall manufacturing productivity, as measured by a production capacity increase of approximately 48% without adding a production shift. This was achieved by a combination of increased staff as well as improved manufacturing efficiencies. In fiscal 1999 the Company achieved additional manufacturing productivity improvements, which enabled the Company to achieve a 26% unit sales increase to approximately 98,000 validators. During fiscal 2000, the Company transitioned a portion of its manufacturing to demand flow technology. In addition, the Company has evaluated and will continue to evaluate its suppliers in an effort to reduce its total cost of manufacturing, a process that may include vendor consolidation and selected outsourcing. Despite these efforts, the Company's manufacturing efficiencies significantly declined in fiscal 2000 as a direct result of the 49% sales decline resulting in higher manufacturing costs per unit, as well as less efficient operations as a result of lower and more frequent production runs. In fiscal 2001, the Company incurred higher startup costs on its new products; however, this was offset by increased production volumes and commensurate efficiencies resulting from a 43% increase in sales and production.

As the Company began its transition to the Argus product line in fiscal 2001, it incurred increased costs related to lower volumes on the two product lines. Once the transition is substantially completed in the second quarter of fiscal 2002, Argus is expected to be produced in a more efficient manner and cost, while at the same time allowing the Company increased flexibility to meet customers' demand.

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

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, the Company competes for gaming machine business with JCM, MEI and Ardac. In the secondary low-value gaming markets, Innovative Technology, Ltd. maintains a significant market share due to this market's price sensitivity and its low-cost approach to this market. The Company has focused its marketing efforts on the higher-priced domestic and international gaming validator business and competes on the basis of quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies, as well as a competitive price point.

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

The Company holds nine U.S. patents as follows: design for "Escrow Box for Coin Operated Machines," U.S. Patent No. 0283518 issued April 22, 1986; "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," U.S. Patent No. 4884671 issued December 5, 1989; "Anti-fraud Currency Acceptor," U.S. Patent No. 5259490 issued November 9, 1993; "Bill Accumulating and Stacking Device," U.S. Patent No. 5322275 issued June 21, 1994; "Soft Count Tracking System," U.S. Patent No. 5630755 issued May 20, 1997; "Paper Currency Validator (Side-Looking Sensors)," U.S. Patent No. 5806649 issued September 15, 1998; "Electrical Switch Connectors," U.S. Patent No. 5842879 issued December 1, 1998; "Stacker Mechanism for Stacking Bank Notes" U.S. Patent No. 5899452 issued May 4, 1999; and "Apparatus and method for detecting a security feature in a currency note," U.S. Patent No. 6,104,036 issued August 15, 2000. Certain patents cover technology used in the Company's first and second generation validator product lines and the remaining patents cover technology used in certain special models. In addition, on September 30, 1999 the Company filed a reissue application with the U.S. Patent and Trademark Office to amend and broaden the claims of U.S. Patent No. 5630755.

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

Employees

On December 2, 2001, the Company had 183 employees, consisting of 3 executives; 12 sales, and customer service representatives; 45 engineers and software developers, and technical support representatives; 24 materials, quality control and quality assurance personnel; 20 administrative and clerical personnel; and 79 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

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

Item 2. Properties

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2006, at an annual base rental of approximately $309,000 in fiscal 2001, increasing to approximately $372,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future. On June 1, 2001 the Company reduced it's leased square footage in Valley Stream, New York, from 6,054 square feet to 2,058 square feet. The lease expires on February 28, 2002 and the annual base rental is approximately $45,000. This facility houses certain executive functions of the Company. The Company also leases approximately 3,600 square feet in Las Vegas, Nevada, for a term expiring January 31, 2004, at an annual base rental of approximately $47,500 increasing annually to approximately $52,000 in the final year of the term. This facility houses certain sales and service functions of the Company.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

a)   Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2000 and 2001.

                                                              Common Stock
                                                              ------------
     Quarter Ended                                         High            Low
     -------------                                         ----            ---

     December 31, 1999                                    11.625          7.75
     March 31, 2000                                       10.375          7.75
     June 30, 2000                                         8.625          4.875
     September 30, 2000                                    6.875          5.50
     December 31, 2000                                     6.50           3.25
     March 31, 2001                                        5.375          2.125
     June 30, 2001                                         3.05           2.20
     September 30, 2001                                    4.20           3.00


b)   Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 10, 2001, were 1,351 and 51, respectively.

c)   Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS
(In thousands, except earnings per share)
-----------------------------------------

-----------------------------------------------------------------------------------------------
Year Ended September 30                   1997      1998         1999      2000           2001
-----------------------------------------------------------------------------------------------
Net sales                               $23,868   $39,388      $43,896    $22,507       $32,161
Net income (loss)                         1,475     3,356(2)     3,962     (1,229)(2)       806
Diluted earnings (loss) per share (1)       .25       .56          .68       (.22)(3)       .14
Total assets                             14,154    22,583       26,122     24,460        26,466
Long-term debt obligations                   --        --        4,994      3,617         2,800
Stockholders' equity                     10,417    13,087       17,038     16,795        17,550

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

QUARTERLY INFORMATION
(In thousands, except earnings per share)
-----------------------------------------

                                                           Quarter Ended
---------------------------------------------------------------------------------------------------
                                        Dec. 31   Mar. 31      June 30     Sept. 30       Year
---------------------------------------------------------------------------------------------------
Fiscal 2000

Net sales                               $ 6,850   $ 6,305      $ 3,292    $ 6,060       $22,507
Gross profit                              2,442     2,130          384      1,832         6,788
Net income (loss)                           461        11       (1,433)      (268)       (1,229)
Diluted earnings (loss) per share          0.08      0.00        (0.26)(1)  (0.05)(1)     (0.22)(1)

(1) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

---------------------------------------------------------------------------------------------------
Fiscal 2001

Net sales                               $ 6,588   $ 8,389      $ 8,573    $ 8,611       $32,161
Gross profit                              2,169     2,749        2,415      2,421         9,754
Net income (loss)                           112       383          181        130           806
Diluted earnings (loss) per share          0.02      0.07          .03        .02           .14

(1) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal year ended September 30, 2001 compared with September 30, 2000

Sales

Net sales for fiscal 2001 increased by 42.9% to $32.161 million as compared with $22.507 million in fiscal 2000. The sales increase in fiscal 2001 is primarily due to greater demand for the Company's gaming bill validator products in Australia and Russia as compared to last fiscal year. Gaming sales increased 49% to $29.7 million, while beverage and vending sales decreased 7% to $2.4 million. Net sales to international customers accounted for 89.6% and 83.1% of net sales in fiscal 2001 and 2000, respectively. This year the Company has started selling its new gaming validator, Argus(TM), which represented approximately 30% of its validator sales in the fourth fiscal quarter 2001, and is expected to grow to approximately 70% by the end of the Company's second fiscal quarter 2002.

Gross Profit

Gross profit increased to $9.754 million, or 30.3% of net sales, in fiscal 2001 as compared with $6.788 million, or 30.2% of net sales, in the prior-year period. While gross profit, as a percentage of sales, remained essentially flat with that of the prior year, the current period reflects higher startup costs on its new products which were offset by increased volume and efficiencies resulting from a 43% increase in sales and production. During 2002, and as early as the second fiscal quarter, the Company anticipates benefiting from improved manufacturing efficiencies on its new products as well as improved purchasing from already existing purchase agreements.

Operating Expenses

Operating expenses in fiscal 2001 decreased to $8.687 million, or 27.0% of net sales, as compared with $9.251 million, or 41.1% of net sales, in fiscal 2000. This decrease of $564,000 was primarily the result of a reduction in certain personnel related costs, which includes the results of cost cutting efforts in prior periods as well as throughout this fiscal year. During the year ended September 30, 2001, the Company also achieved a decrease in operating expenses, as a percentage of sales, from 41.1% to 27%, while at the same time increasing sales 43%.

Net Income (Loss)

Net income for fiscal 2001 was $806,000, or $0.14 per share, as compared with a net loss of ($1.229) million, or ($0.22) per share, for fiscal 2000. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for fiscal 2001 and 2000 are the Company's share of net profits of these affiliates of $169,000 and $742,000, respectively. In fiscal 2001 and 2000, equity in income of unconsolidated affiliates includes a (decrease) increase of approximately ($11,000) and $689,000, respectively, which represents the (deferral) recognition of the Company's share of the gross profits on intercompany sales to its affiliates that (have not) have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $180,000 and $53,000 for fiscal 2001 and 2000, respectively. This increase is primarily the result of higher sales and profits at the Company's South African affiliate and lower costs at Abacus Financial Management systems, Ltd. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. During fiscal 2000, the Company recognized an after-tax gain of $221,000, or $.04 per share, which was the result of the sale of a portion of the Company's shares in its South African affiliate. Excluding the effect of this one-time gain, the net loss was ($1,450,000), or ($.26) per share.

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

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and, to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and expansion throughout fiscal 2002 and beyond.

On July 15, 1999, the Company entered into a $10 million unsecured long-term credit agreement with The Chase Manhattan Bank. The agreements are comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. The Company was in compliance with these covenants at September 30, 2001, and at all times during the year. As of September 30, 2001, outstanding borrowings under the five-year term loan and the RLC were $2,267,000 and $1,400,000, respectively. The Company is currently discussing a renewal of its RLC, which expires in June 2002, with its bank.

Net cash provided by operating activities amounted to $1,659,000 in fiscal 2001. This amount is due to net income for the year, adjusted for non-cash items, of $1.536 million, increased income taxes payable of $341,000, increased accounts payable of $2.127 million, decreased other assets of $210,000 and decreased income taxes receivable of $674,000, offset, in part, by increased inventory of $1.143 million, increased accounts receivable of $1.550 million, increased prepaid expenses and other current assets of $177,000 and decreased accrued expenses and other liabilities of $359,000. Net cash provided by operating activities amounted to $701,000 in fiscal 2000. This amount is due to decreased accounts receivable of $4.095 million, decreased prepaid expenses and other current assets of $158,000, decreased other assets of $39,000 and increased accrued expenses and other liabilities of $76,000, offset, in part, by a net loss for the year, adjusted for non-cash items, of $933,000, increased inventory of $1.834 million, an increase in income tax receivable of $674,000, a decrease in accounts payable of $172,000 and a decrease in income taxes payable of $54,000. Net cash used in operating activities amounted to $1.058 million in fiscal 1999. This amount is due to net income, adjusted for noncash items, of $5.561 million and increased inventory of $12,000, offset, in part, by increased accounts receivable of $4.472 million, decreased accrued expenses and other current liabilities of $1.155 million, decreased accounts payable of $517,000, decreased income taxes payable of $376,000, increased prepaid expenses and other current assets of $35,000 and increased other assets of $76,000.

Net cash used in investing activities amounted to $860,000 in fiscal 2001 as compared with $512,000 in fiscal 2000 and $128,000 in fiscal 1999. The Company provided net fundings to its joint ventures of $298,000 in fiscal 2001 as compared with $181,000 in fiscal 2000 and $166,000 during fiscal 1999. In addition, during fiscal 2000 the Company recognized a pre-tax gain of $330,000, consisting of $100,000 cash and a note for the balance, from the sale of a portion of the equity in its South African affiliate. Further, the Company received $472,000 and $39,000 in dividend distributions from its Australian and South African affiliates, respectively, during fiscal 1999. The remaining investing activities of $562,000 in fiscal 2001, $431,000 in fiscal 2000 and $473,000 in fiscal 1999 were for the purchase of property and equipment.

Net cash (used in) provided by financing activities amounted to ($909,000) in fiscal 2001, as compared with ($283,000) in fiscal 2000 and $1.686 million in fiscal 1999. In fiscal 2001 the Company made repayments (net of proceeds) of $858,000 on its credit facilities as compared with net repayments of $1.269 million in fiscal 2000 and net borrowings of $1.697 million in fiscal 1999. In fiscal 2001 and 1999, the Company used a portion of its loan to repurchase its common stock amounting to $205,000 (69,784 shares) and $247,000 (44,200 shares), respectively. The remaining cash provided by financing activities of $154,000 in fiscal 2001, $986,000 in fiscal 2000 and $236,000 in fiscal 1999 were from the issuance of stock upon the exercise of common stock options and warrants.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Fiscal 2001 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has, and will continue, to assess ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

While the Company operates in many international markets, it does so principally through the sale of its products with invoices denominated in the United States currency. Additionally, the Company operates without the use of derivative or hedging instruments. The Company is subject to the effects caused by the strengthening or weakening of the United States currency, and as such may consider the use of currency instruments in the future.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 10 through 13 inclusive are omitted per General Instruction G(3). The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.   All Financial Statements:

          Report of Independent Public Accountants (page F-1)

          Consolidated Balance Sheets as of September 30, 2001 and 2000 (page
          F-2)

          Consolidated Statements of Income for the years ended September 30, 2001, 2000 and 1999 (page F-3)

          Consolidated Statements of Shareholders' Equity for the years ended September 30, 2001, 2000 and 1999 (page F-4)

          Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999 (page F-5)

          Notes to Consolidated Financial Statements (page F-6)

     2.   Financial statement schedules required to be filed by Item 8 of this
          Form:

          Report of Independent Accountants on Financial Statement Schedule (page S-1)

          Schedule II of Valuation and Qualifying Accounts (page S-2)

     3.   Exhibits:

Exhibit No.
-----------

3.1       Certificate of Incorporation (2)

3.2       Certificate of Merger (2)

3.3       By-Laws (2)

4.1 Credit Agreement dated July 15, 1999 between the Company and The Chase Manhattan Bank ("Chase")(3)

4.1(a) Revolving Credit Note dated July 15, 1999 issued by the Company to Chase (3)

4.1(b)    Term Note dated July 15, 1999 issued by the Company to Chase (3)

4.1(c) Limited Corporate Guaranty dated July 15, 1999 issued by Abacus Financial Management Systems Ltd. USA to Chase (3)

4.1(d)    Pledge Agreement dated July 15, 1999 between the Company and Chase (3)

4.1(e) First Amendment and Waiver dated September 5, 2000 to the Credit Agreement dated July 15, 1999 issued to the Company by Chase (6)

4.1(f) Second Amendment and Waiver dated July 13, 2000 to the Credit Agreement dated July 15, 1999 issued to the Company by Chase (7)

4.1(g) Third Amendment and Waiver dated April 2, 2001 to the Credit Agreement dated July 15, 1999 issued to the Company by Chase (7)

4.1(h) Fourth Amendment and Waiver dated April 27, 2001 to the Credit Agreement dated July 15, 1999 issued to the Company by Chase (7)

4.1(I) Fifth Amendment and Waiver dated July 13, 2001 to the Credit Agreement dated July 15, 1999 issued to the Company by Chase (7)

10.1    Lease dated October 1, 2000 between the Company and Heartland Associates
        (6)

10.2    1994 Stock Option Plan (1)

10.3    1996 Stock Option Plan (1)

10.4    2000 Stock Option Plan (4)

10.5 Employment Agreement dated May 1, 2000 between the Company and Thomas McNeill (5)

10.6 Employment Agreement dated July 1, 2001 between the Company and Thomas Oliveri (7)

10.7 Employment Agreement dated September 1, 2001 between the Company and Stephen Katz (7)

21      List of Subsidiaries (7)

23      Consent of Independent Public Accountants (7)

        ------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (File #333-30829).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4) Incorporated by reference to the Company's Proxy Statement for the fiscal year ended September 30, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000

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

                                            Global Payment Technologies, Inc.

                                            By: s/Stephen Katz
                                                -----------------------------
                                                Stephen Katz
                                                Chairman of the Board and
                                                Chief Executive Officer
Date:  December 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                         Date
         ---------                     -----                         ----
s/Stephen Katz              Chairman of the Board              December 20, 2001
----------------------      and Chief Executive Officer
Stephen Katz

s/Henry B. Ellis            Director                           December 20, 2001
----------------------
Henry B. Ellis

s/Richard Gerzof            Director                           December 20, 2001
----------------------
Richard Gerzof

s/Martin H. Kern            Director                           December 20, 2001
----------------------
Martin H. Kern

s/Thomas McNeill            Vice President, Chief Financial    December 20, 2001
----------------------      Officer and Principal Accounting
Thomas McNeill              Officer

GLOBAL PAYMENT TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                    F-1

Consolidated Balance Sheets as of September 30, 2001 and 2000               F-2

Consolidated Statements of Income for the years ended
     September 30, 2001, 2000 and 1999                                      F-3

Consolidated Statements of Shareholders' Equity for the years
     ended September 30, 2001, 2000 and 1999                                F-4

Consolidated Statements of Cash Flows for the years ended
     September 30, 2001, 2000 and 1999                                      F-5

Notes to Consolidated Financial Statements                                  F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Payment Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.


Melville, New York
November 16, 2001

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND 2000
(Dollar amounts in thousands, except share data)

                                             ASSETS                                               2001        2000
                                                                                                --------    --------
Current assets:
   Cash and cash equivalents                                                                    $  1,069    $  1,179
   Accounts receivable, less allowance for doubtful accounts of $169 and $206,
     respectively                                                                                  3,747       2,563
   Accounts receivable from affiliates                                                             7,891       7,580
   Inventory, less allowance for obsolescence of $980 and $963, respectively                       9,783       8,820
   Prepaid expenses and other current assets                                                         468         291
   Deferred income tax benefit                                                                       795         837
   Income taxes receivable                                                                          --           674
                                                                                                --------    --------
                  Total current assets                                                            23,753      21,944

Property and equipment, net                                                                        1,331       1,367

Investments in unconsolidated affiliates                                                           1,247         798

Other assets                                                                                         135         351
                                                                                                --------    --------
                  Total assets                                                                  $ 26,466    $ 24,460
                                                                                                ========    ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                            $    867    $    908
   Accounts payable                                                                                3,482       1,355
   Accrued expenses and other current liabilities                                                  1,426       1,785
   Income taxes payable                                                                              341        --
                                                                                                --------    --------

                  Total current liabilities                                                        6,116       4,048

Long-term debt                                                                                     2,800       3,617
                                                                                                --------    --------
                  Total liabilities                                                                8,916       7,665
                                                                                                --------    --------

Commitments and contingencies (Note 11)

Shareholders' equity:
   Common stock, 20,000,000 shares authorized; $.01 par value,
     5,806,250 and 5,766,250 shares issued and outstanding, respectively                              58          58
   Additional paid-in capital                                                                      9,708       9,554
   Retained earnings                                                                               9,283       8,477
                                                                                                --------    --------
                                                                                                  19,049      18,089

Less:  Treasury stock, at cost, 278,984 and 209,200 shares, respectively                          (1,499)     (1,294)
                                                                                                --------    --------
                  Total shareholders' equity                                                      17,550      16,795
                                                                                                --------    --------
                  Total liabilities and shareholders' equity                                    $ 26,466    $ 24,460
                                                                                                ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
(Dollar amounts in thousands, except share and per share data)



                                                                    2001           2000           1999
                                                                -----------    -----------    -----------
Net sales:
   Non-affiliates                                               $    14,936    $    11,083    $    15,890
   Affiliates                                                        17,225         11,424         28,006
                                                                -----------    -----------    -----------
                                                                     32,161         22,507         43,896

Cost of sales                                                        22,407         15,719         26,660
                                                                -----------    -----------    -----------

Gross profit                                                          9,754          6,788         17,236

Operating expenses                                                    8,687          9,251         10,306
                                                                -----------    -----------    -----------

Income (loss) from operations                                         1,067         (2,463)         6,930
                                                                -----------    -----------    -----------

Other income (expense):
   Equity in income (loss) of unconsolidated affiliates                 169            742           (678)
   Gain on sale of investment in unconsolidated affiliate              --              330           --
   Interest expense                                                    (308)          (479)          (477)
   Other income                                                          99             58             51
                                                                -----------    -----------    -----------
         Other income (expense)                                         (40)           651         (1,104)
                                                                -----------    -----------    -----------

Income (loss) before provision for income taxes                       1,027         (1,812)         5,826

Provision (benefit) for income taxes                                    221           (583)         1,864
                                                                -----------    -----------    -----------

Net income (loss)                                               $       806    $    (1,229)   $     3,962
                                                                ===========    ===========    ===========

Net income (loss) per share:
   Basic                                                        $       .15    $      (.22)   $       .74
                                                                ===========    ===========    ===========
   Diluted                                                      $       .14    $      (.22)   $       .68
                                                                ===========    ===========    ===========

Common shares used in computing net income per share amounts:
   Basic                                                          5,547,195      5,515,626      5,381,170
                                                                ===========    ===========    ===========
   Diluted                                                        5,635,961      5,515,626      5,822,787
                                                                ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
(Dollar amounts in thousands, except share data)




                                                       Common Stock    Additional                  Treasury Stock
                                                    -----------------    Paid-in   Retained     -------------------
                                                      Shares   Amount    Capital   Earnings      Shares       Amount       Total
                                                    ---------  ------    -------   --------     --------     -------     --------
Balance at September 30, 1998                       5,570,300    $56      $8,334    $ 5,744     (165,000)    $(1,047)    $ 13,087
   Exercise of common stock options                    48,825     --         236         --           --          --          236
   Purchase of treasury stock                              --     --          --         --      (44,200)       (247)        (247)
   Net income                                              --     --          --      3,962           --          --        3,962
                                                    ---------    ---      ------    -------     --------     -------     --------
Balance at September 30, 1999                       5,619,125     56       8,570      9,706     (209,200)     (1,294)      17,038
   Exercise of common stock options and warrants      147,125      2         984         --           --          --          986
   Net loss                                                --     --          --     (1,229)          --          --       (1,229)
                                                    ---------    ---      ------    -------     --------     -------     --------
Balance at September 30, 2000                       5,766,250     58       9,554      8,477     (209,200)     (1,294)      16,795
   Exercise of common stock options and warrants       40,000     --         154         --           --          --          154
   Purchase of treasury stock                              --     --          --         --      (69,784)       (205)        (205)
   Net income                                              --     --          --        806           --          --          806
                                                    ---------    ---      ------    -------     --------     -------     --------
Balance at September 30, 2001                       5,806,250    $58      $9,708    $ 9,283     (278,984)    $(1,499)    $ 17,550
                                                    =========    ===      ======    =======     ========     =======     ========


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
(Dollar amounts in thousands)

                                                                                    2001       2000       1999
                                                                                  -------    -------    -------
OPERATING ACTIVITIES:
   Net income (loss)                                                              $   806    $(1,229)   $ 3,962
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Equity in (income) loss of unconsolidated affiliates                            (169)      (742)       678
     Gain on sale of investment in unconsolidated affiliate                          --         (330)      --
     Depreciation and amortization                                                    611        621        680
     Provision for losses on accounts receivable                                       66         85         64
     Provision for inventory obsolescence                                             180        518        574
     Deferred income taxes                                                             42        144       (397)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable, including affiliates            (1,550)     4,095     (4,472)
       (Increase) decrease in inventory                                            (1,143)    (1,834)        12
       (Increase) decrease in prepaid expenses and other current assets              (177)       158        (35)
       Decrease (increase) in income tax receivable                                   674       (674)      --
       Decrease (increase) in other assets                                            210         39        (76)
       Increase (decrease) in accounts payable                                      2,127       (172)      (517)
       (Decrease) increase in accrued expenses and other liabilities                 (359)        76     (1,155)
       Increase (decrease) in income taxes payable                                    341        (54)      (376)
                                                                                  -------    -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 1,659        701     (1,058)
                                                                                  -------    -------    -------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net of proceeds from disposals               (562)      (431)      (473)
   Proceeds from sale of investment in unconsolidated affiliate                      --          100       --
   Investments in unconsolidated affiliates                                          (298)      (181)      (166)
   Distributions from unconsolidated affiliates                                      --         --          511
                                                                                  -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                                (860)      (512)      (128)
                                                                                  -------    -------    -------

FINANCING ACTIVITIES:
   (Repayments of) proceeds from notes payable to bank                               (858)    (1,269)     1,697
   Purchase of treasury stock                                                        (205)      --         (247)
   Issuance of stock upon exercise of stock options and warrants                      154        986        236
                                                                                  -------    -------    -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (909)      (283)     1,686
                                                                                  -------    -------    -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (110)       (94)       500

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      1,179      1,273        773
                                                                                  -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 1,069    $ 1,179    $ 1,273
                                                                                  =======    =======    =======

CASH PAID DURING THE YEAR FOR:
   Interest                                                                       $   308    $   386    $   446
                                                                                  =======    =======    =======
   Income taxes                                                                   $   250    $   179    $ 2,621
                                                                                  =======    =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


1. ORGANIZATION AND NATURE OF BUSINESS

Description of Business

Global Payment Technologies, Inc. (the "Company") was established in 1988. The Company designs, manufactures and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's Argus, IDS, M-125, IBS, M-150 and IDUS validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources. The Company has entered into volume blanket purchase agreements with suppliers to guard against unique component shortages, limiting the Company's exposure to business interruptions.

Organization and Development of Business

The Company has a 70% controlling interest in Global Payment Technologies (Europe) Limited ("GPT-Europe"), which is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe. Additionally, the Company has an 80% controlling interest in Abacus Financial Management, Inc. USA ("Abacus-USA"), which has the exclusive right to distribute Abacus' product in North America.

Significant Customers

The Company's largest customers for 2001, 2000 and 1999 represent the following percentages of net sales and accounts receivable:

                     Net Sales                       2001     2000     1999
     ------------------------------------------      ----     ----     ----
     Customer A                                       52%      48%      59%
     Customer B                                       N/A      11%      N/A

                Accounts Receivable
     ------------------------------------------
     Customer A                                       68%      64%      70%
     Customer B                                       N/A       2%      N/A


There were no other customers that represented 10% or more of net sales or accounts receivable in any of the fiscal years presented.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


Geographic Areas

The Company generates revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues:

                                                     Year Ended September 30,
                                           -----------------------------------------------
                                               2001              2000             1999
                                           ------------     ------------      ------------
                                                          (Amounts in 000s)

     Domestic revenues (United States)     $      3,375     $      3,756      $      8,614
                                           ------------     ------------      ------------

     International revenues:
        Australia                                16,781           10,312            26,110
        Europe                                    8,127            5,577             5,771
        All others                                3,878            2,862             3,401
                                           ------------    -------------     -------------
                                                 28,786           18,751            35,282
                                           ------------    -------------     -------------
                   Total revenues          $     32,161    $      22,507      $     43,896
                                           =============    =============     ============

All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Global Payment Technologies, Inc., GPT-Europe and Abacus-USA. The accounts of GPT-Europe and Abacus-USA are presented net of the related minority interests, which are not material. All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue upon shipment of products to its customers, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements.

Shipping and Handling Costs

In September 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." The purpose of this issue was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue.

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

This standard required a restatement of prior periods for changes in classification. This consensus was effective for the Company beginning with the fourth quarter of fiscal 2001 and the effects of adoption were not material.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


Investments in Unconsolidated Affiliates

The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling ownership interests of 5% to 50%. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of income. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. A description of the Company's unconsolidated affiliates and the related transactions between the Company and these affiliates is discussed in Note 10.

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

Long-Lived Assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company did not recognize any impairment adjustments in fiscal 2001, 2000 and 1999.

Goodwill

Goodwill, included in other assets in the accompanying consolidated balance sheets, relates to the cost of the Company's equity investment in Abacus Financial Management Systems, Ltd. ("Abacus-UK") in excess of the underlying net assets. Goodwill is being amortized on a straight-line basis over 20 years. Accumulated amortization was $12,000 as of September 30, 2001. Consistent with SFAS No. 121, management believes that there is no impairment to goodwill as of September 30, 2001.

Research and Development

Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $150,000, $225,000 and $300,000 in fiscal 2001, 2000 and 1999, respectively.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year, or almost two years relating to it's new Argus product, from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers.

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

Net Income (Loss) Per Share

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants. The effect of dilutive securities is not presented below for 2000, as the Company incurred a loss in 2000 and the inclusion of the effect of dilutive securities would be anti-dilutive.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                     Year Ended September 30,
                                                                         -----------------------------------------------
                                                                              2001             2000             1999
                                                                          -----------      -----------      -----------
                                                                         (In thousands, except share and per share data)
       Numerator

       Net income (loss) attributable to common stockholders              $       806      $    (1,229)     $     3,962
                                                                          ===========      ===========      ===========

       Denominator

       Weighted average common shares outstanding - Basic                   5,547,195        5,515,626        5,381,170
       Effect of dilutive securities:  Stock options and warrants              88,766           --              441,617
                                                                          -----------      -----------      -----------
       Weighted average common shares outstanding - Diluted                 5,635,961        5,515,626        5,822,787
                                                                          ===========      ===========      ===========

       Basic EPS                                                          $       .15      $      (.22)     $       .74
                                                                          ===========      ===========      ===========
       Diluted EPS                                                        $       .14      $      (.22)     $       .68
                                                                          ===========      ===========      ===========

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

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income (loss) must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For fiscal years 2001, 2000 and 1999, the Company's operations did not give rise to material items includable in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

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

Segment Reporting

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision-maker on a consolidated basis and the Company operates in only one segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in those financial statements. Actual results could differ from those estimates.

Reclassifications

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

The Company has adopted this standard effective October 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. Additionally, in accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The impact of adoption of SFAS No. 142 will not be material.

Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

3. INVENTORY

The following is a summary of the composition of inventory:

                                                         September 30,
                                                 -----------------------------
                                                   2001               2000
                                                 ----------      -------------
                                                           (in 000s)

       Raw materials                             $    2,547        $     3,313
       Work-in-process                                6,569              4,772
       Finished goods                                   667                735
                                                 ----------      -------------
                                                 $    9,783        $     8,820
                                                 ==========        ===========

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


4. PROPERTY AND EQUIPMENT, NET

Major classifications of property and equipment are as follows:

                                                                                       September 30,
                                                                                ---------------------------
                                                               Useful Lives        2001             2000
                                                             --------------     ----------       ----------
                                                                                         (in 000s)
       Leasehold improvements                                Shorter of the     $      271       $      266
                                                             life of the
                                                             lease or useful
                                                             life of asset
       Furniture and fixtures                                3 - 7 years               570              507
       Machinery and equipment                               3 - 10 years            1,789            1,468
       Computer software                                     5 years                   938              863
       Computer hardware                                     3 years                   920              822
                                                                                ----------     ------------
                                                                                     4,488            3,926

       Less: Accumulated depreciation and amortization                              (3,157)          (2,559)
                                                                                ----------     ------------
                                                                                $    1,331       $    1,367
                                                                                ==========       ==========

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                         September 30,
                                                 -----------------------------
                                                     2001             2000
                                                 -----------       -----------
                                                           (in 000s)

       Compensation and employee benefits        $       421       $       530
       Warranty costs                                    382               332
       Administrative and other                          623               923
                                                 -----------       -----------
                                                 $     1,426       $     1,785
                                                 ===========       ===========

6. NOTES PAYABLE TO BANK

At September 30, 2001, the Company had a $67,000 note payable to a bank. The note bears interest at approximately 8% and matures November 30, 2001. Subsequent to November 30, 2001, the Company renewed the note payable.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


7. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2001:

        Revolving credit note                                  $   1,400
        Term note                                                  2,267
                                                               ---------
                                                                   3,667
        Less: current portion of long-term debt                      867
                                                               ---------
                                                               $   2,800
                                                               =========

In July 1999, the Company entered into a $10 million unsecured long-term credit agreement with a bank which is comprised of a $4,000,000 five-year term loan (maturing June 30, 2004), payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 revolving line of credit ("RLC"). The RLC expires on July 15, 2002, however, it is classified as long-term based on the Company's intent and ability to refinance or extend the RLC. Outstanding borrowings on the RLC bear interest at the bank's prime rate or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. Simultaneous with the signing of the new credit agreement, the Company repaid all of its then outstanding bank debt and terminated its existing credit facilities. As of September 30, 2000, annual principal maturities for the amount outstanding under the term note were as follows:

        Fiscal Year Ended September 30,                          Amount
        -------------------------------                          ------

                    2002                                       $     800
                    2003                                             800
                    2004                                             667
                    2005                                             --
                                                               ---------
                                                               $   2,267
                                                               =========

8. SHAREHOLDERS' EQUITY

Stock Repurchase

In June 1998, the Board of Directors approved a common stock repurchase plan, providing for the purchase of up to 500,000 shares of the Company's common stock, using a separately established line of credit. In fiscal 1999 and 2001, the Company purchased, in a series of transactions, 44,200 and 69,784 shares, respectively, of its common stock at an aggregate cost of $247,000 and $205,000, respectively.

Stock Option Plans

The Company has several active stock option plans covering in the aggregate 1,500,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The stock option plans, which expire at varying dates beginning on October 17, 2004 through January 25, 2010, are all administered by the Compensation and Stock Option Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation and Stock Option Committee of the Board of Directors and administered in accordance with the stock option plans as approved by the shareholders.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999


Incentive stock options granted under these various plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under each of the plans to a shareholder owning more than 10% of the outstanding common shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

During fiscal 1999, a total of 148,850 incentive stock options and 23,500 non-qualified options were granted. All options granted in 1999 will become exercisable over a four-year period in equal amounts commencing with the first anniversary of the date of grant.

During fiscal 2000, a total of 162,050 incentive stock options and 51,000 non-qualified options were granted. All options granted in 2000 will become exercisable over varying terms up to five years. Included in this amount are 186,050 five-year options that contain an acceleration clause to as early as two years based upon achievement of specific company financial performance goals.

During fiscal 2001, a total of 132,950 incentive stock options and 270,000 non-qualified options were granted. All options granted in 2001 will become exercisable over varying terms up to five years. As part of the aforementioned stock option grants, one executive was granted 30,000 incentive stock options and 270,000 non-qualified options, which both vested upon the grant date of those options.

The Company applies the provisions of APB Opinion No. 25 and the related interpretations in accounting for stock options granted under these programs. Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.

Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per common share would have been as follows:

                                                                               2001           2000           1999
                                                                              ------        --------       -------
                                                                                (in 000s, except per share data)

  Net income (loss):                                      As Reported         $  806        $ (1,229)      $ 3,962
                                                          Pro Forma              (99)         (1,574)        3,721

  Net income (loss) per common share - basic:             As Reported         $  .15        $   (.22)      $   .74
                                                          Pro forma             (.02)           (.29)          .69

  Net income (loss) per common share - diluted:           As Reported         $  .14        $   (.22)      $   .68
                                                          Pro forma             (.02)           (.29)          .64

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999

A summary of the Company's stock option plans as of September 30, 2001, 2000 and 1999, and changes during the years then ended, is presented below.

                                                       2001                         2000                         1999
                                           -------------------------------------------------------------------------------------
                                                            Weighted                    Weighted                     Weighted
                                                            Average                     Average                      Average
                                             Shares      Exercise Price    Shares    Exercise Price     Shares    Exercise Price
                                           ----------    --------------   --------   --------------   ---------   --------------
  Outstanding at the beginning of the year  1,031,400         $5.54        910,425        $5.66        813,150        $4.94
    Granted at fair value                     402,950         $3.02        213,050        $6.13        172,350        $8.98
    Forfeited                                (513,500)        $4.34        (71,700)       $9.12        (26,250)       $6.40
    Exercised                                 (40,000)        $3.88        (20,375)       $4.83        (48,825)       $4.89
                                            ---------                    ---------                    --------

  Outstanding at end of the year              880,850         $5.16      1,031,400        $5.54        910,425        $5.66
                                            =========                    =========                    ========

  Options exercisable at year end             520,670         $4.61        628,475        $4.49        556,300        $3.96
                                            =========                    =========                    ========

  Weighted-average fair value of options
    granted during the year (a)                 $1.81                        $3.42                      $5.39

(a) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         Year Ended September 30,
                                             ------------------------------------------------
                                                 2001              2000              1999
                                             ------------      ------------       -----------
        Risk-free interest rates                 3.12%             5.97%             5.87%
        Expected lives                          5 years           5 years           5 years
        Expected volatility                       70%               63%               65%
        Expected dividend yields                  --                --                --

Summarized information about the Company's stock options outstanding and exercisable at September 30, 2001 is as follows:

                                                       Outstanding                            Exercisable
                                          ------------------------------------            ---------------------
                                                         Average      Average                          Average
           Exercise Price Range             Options       Life         Price               Options      Price
           --------------------           ----------    ---------    ---------            ---------   ---------
           $2.40 to $4.00                   444,150       5.24        $  3.08              351,200     $  3.18
           $4.01 to $6.00                   215,650       5.82        $  5.60               62,930     $  5.32
           $6.01 to $8.00                    71,100       4.13        $  6.79               39,660     $  6.73
           $8.01 to $10.00                  110,950       5.00        $  9.23               41,180     $  9.17
           $10.01 to $12.00                  34,000       5.07        $ 11.60               22,700     $ 11.60
           $12.01 to $14.40                   5,000       3.58        $ 14.25                3,000     $ 14.25
                                          ---------                                      ---------

                                            880,850       5.25        $  5.16              520,670     $  4.61
                                          =========                                      =========

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999

9. INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

                                                             For the Fiscal Years Ended September 30,
                                                             ----------------------------------------
                                                                  2001         2000          1999
                                                                -------      --------      -------
                                                                            (in 000s)
     Current:
        Federal                                                  $ 220       $  (727)      $ 1,945
        State and local                                             43            --           316
                                                                 -----       -------       -------
                                                                   263          (727)        2,261
                                                                 -----       -------       -------
     Deferred:
        Federal                                                    (34)          144          (343)
        State and local                                             (8)           --           (54)
                                                                 -----       -------       -------
                                                                   (42)          144          (397)
                                                                 -----       -------       -------
                   Total                                         $ 221       $  (583)      $ 1,864
                                                                 =====       =======       =======

Significant components of deferred tax assets are as follows:

                                                                         As of September 30,
                                                              ----------------------------------------
                                                                 2001            2000            1999
                                                                ------          ------          ------
                                                                               (in 000s)
     Current deferred tax assets:
        Accounts receivable                                      $ 48            $ 66            $ 91
        Inventory                                                 286             308             270
        Accrued expenses and other, net                           215             195             136
        Elimination of gross profit on sales to affiliates        246             268             484
                                                                 ----            ----            ----
                   Deferred tax asset                            $795            $837            $981
                                                                 ====            ====            ====


The Company believes that, based upon its history of profitable operations, it is probable that the net deferred tax assets will be realized, primarily from the generation of future taxable income.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                              For the Fiscal Years Ended September 30,
                                                            --------------------------------------------
                                                              2001               2000             1999
                                                            --------           --------         --------
     U.S. Federal statutory rate                              34.0%             (34.0)%           34.0%
     State income taxes, net of Federal benefit                2.1                --               3.0
     Exempt foreign sales corporation income                  (16.5)              --              (3.5)
     All other, net                                            1.9                1.9             (1.5)
                                                              ----               ----             ----
     Effective income tax rate                                21.5%             (32.1)%           32.0%
                                                              ====               ====             ====

10. TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

South Africa

The Company has a 5% non-controlling interest in a South African affiliate, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"). This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. In addition, the Company has a 30% interest in International Payment Systems Pty Ltd. ("IPS") which has the distribution rights of Ingenico, DeLa Rue and Scan Coin products.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999

On January 18, 2001, GPTHL merged its operations with Vukani Gaming Corporation ("Vukani"), (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). GPTHL has the rights to distribute both the Company's and On-Line's products. Under the terms of the agreement, the Company has the right to substantially increase their ownership upon specified conditions.

The Company's consolidated results of operations include its equity in the results of operations of these affiliates in the amounts of $84,000, $92,000 and $1,000 in fiscal 2001, 2000 and 1999, respectively. For fiscal 2000, the Company increased its equity in income of unconsolidated affiliates by $91,000, which amount represents the gross profit on sales of the Company's products to these affiliates which have been sold by these affiliates as of fiscal year-end.

China

In January 1997, the Company acquired a 50% non-controlling interest in a China-based affiliate. This entity manufactures plastic and metal components, some of which are used by the Company in its production. In addition, the Company is obligated to loan up to an aggregate of $299,000 to this entity, which will bear interest at the rate of 1.5% above the prime rate prevailing from time to time at the Company's bank, per annum. The Company has loaned $244,000 to this entity, all prior to fiscal 1999. No repayments have been received by the Company as of September 30, 2001. These amounts are included as part of the Company's investment in unconsolidated affiliates in the accompanying consolidated balance sheets as of September 30, 2001 and 2000. The Company's consolidated results of operations include the Company's equity in the income of this affiliate in the amounts of $2,000, $4,000 and $38,000 in fiscal 2001, 2000 and 1999, respectively.

Australia

In August 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. The Company's consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of $224,000, $848,000 and ($638,000) in fiscal 2001, 2000 and 1999, respectively. For fiscal 2001, 2000 and 1999, the Company (reduced) increased its equity in income of unconsolidated affiliates by $(11,000), $597,000 and $(1,003,000), respectively, which amounts represent the gross profit on sales of the Company's products to this affiliate which were (unsold) sold by the affiliate as of fiscal year-end.

Abacus - UK

In April 1999, the Company acquired a non-controlling 25% interest in Abacus-UK. Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. The Company invested $162,000 in this entity to acquire the 25% non-controlling ownership interest. In fiscal 2001 and 2000, the Company invested an additional $228,000 and $171,000, respectively, in Abacus-UK. The Company's consolidated results of operations for the years ended September 30, 2001, 2000 and 1999 include the Company's equity in the loss of this affiliate of $141,000, $202,000 and $79,000 respectively.

GLOBAL PAYMENT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, 2000 AND 1999

11. COMMITMENTS AND CONTINGENCIES

Minimum Lease Commitments

The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman (this lease expires in February 2002). The Company also leases various office equipment. At September 30, 2001, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                        Total (including
            For the Fiscal Year           Related Party        Related Party
           Ending September 30,           Commitments)          Commitments
        --------------------------      ----------------      ---------------
                                            (in 000s)            (in 000s)

                   2002                       $ 448                 $ 70
                   2003                         390                   --
                   2004                         367                   --
                   2005                         360                   --
                   2006                         278                   --
                Thereafter                      --                    --

Total rent expense for all operating leases was $530,000, $525,000 and $494,000 in fiscal 2001, 2000 and 1999, respectively, including $164,000, $152,000 and $133,000, respectively, paid to the related party affiliate. The Company's management believes this lease with the affiliate is on terms which approximate fair market value.

Employment Agreements

The Company has entered into employment agreements with three officers of the Company which expire through the end of fiscal 2004, with minimum compensation requirements as follows:

              For the Fiscal Year
              Ending September 30,                  (in 000s)
              --------------------                  ---------
                     2002                            $ 402
                     2003                              335
                     2004                              280

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To Global Payment Technologies, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Global Payment Technologies, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated November 16, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Melville, New York
November 16, 2001

                                                                     SCHEDULE II

GLOBAL PAYMENT TECHNOLOGIES, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


              COLUMN A                         COLUMN B              COLUMN C             COLUMN D              COLUMN E
-------------------------------------    -------------------    ------------------    -----------------    -----------------
                                              Balance at            Charged to           Deductions -           Balance
                                              Beginning             Costs and             Write Off             at End
             Description                      of Period              Expenses            of Accounts           of Period
-------------------------------------    -------------------    ------------------    -----------------    -----------------
Allowance for doubtful accounts:
   September 30, 1999                           $  248               $    64               $    24              $   288
                                                ======               =======               =======              =======

   September 30, 2000                           $  288               $    85               $   167              $   206
                                                ======               =======               =======              =======

   September 30, 2001                           $  206               $    66               $   103              $   169
                                                ======               =======               =======              =======