Form 10-Q
period 2001-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2002-02-14
CIK 933020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended December 31, 2001

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
     YES [X] NO [_]

Shares of Common Stock outstanding on February 8, 2002       5,527,466

                        Global Payment Technologies, Inc.

                                      Index

                                                                                                   Page Number
                                                                                                   -----------
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets - December 31, 2001 and September 30, 2001                 3

               Consolidated Statements of Income - Three Months ended December 31, 2001
                        and 2000                                                                      4

               Consolidated Statements of Cash Flows - Three Months ended
                        December 31, 2001 and 2000                                                    5

               Notes to Consolidated Financial Statements                                             6 - 8

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  9 - 11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk
               See Item 2 Above.

PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                                       12

SIGNATURES                                                                                            13

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,   September 30,
                                                                      2001            2001
                                                                   ------------   -------------
                                                                   (Dollar amounts in thousands,
                                                                         except  share data)
                                                                   (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                        $ 1,268         $ 1,069
 Accounts receivable, less allowance for doubtful accounts
      of $186 and $169, respectively                                   3,701           3,747
Accounts receivable from affiliates                                    9,389           7,891
Inventory, less allowance for obsolescence of $956 and
      $980, respectively                                              10,084           9,783
    Prepaid expenses and other current assets                            514             468
    Deferred income tax benefit                                          795             795
                                                                     -------         -------
                 Total current assets                                 25,751          23,753

  Property and equipment, net                                          1,332           1,331
  Investments in unconsolidated affiliates                             1,297           1,247
  Other assets                                                           174             135
                                                                     -------         -------

  Total assets                                                       $28,554         $26,466
                                                                     =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                $   869         $   867
    Accounts payable                                                   5,024           3,482
    Accrued expenses and other current liabilities                     1,179           1,426
    Income taxes payable
                                                                         314             341
                                                                     -------         -------
                 Total current liabilities                             7,386           6,116

    Long-term debt                                                     3,500           2,800
                                                                     -------         -------
                 Total liabilities                                    10,886           8,916
                                                                     -------         -------

    Shareholders' equity:
     Common Stock, 20,000,000 shares authorized; $.01 par value;
       5,806,250 shares issued; 5,527,266 outstanding                     58              58
     Additional paid-in capital                                        9,708           9,708
     Retained earnings                                                 9,401           9,283
                                                                     -------         -------
                                                                      19,167          19,049
         Less: Treasury stock, at cost, 278,984 shares                (1,499)         (1,499)
                                                                     -------         -------

                  Total shareholders' equity                          17,668          17,550
                                                                     -------         -------

  Total liabilities and shareholders' equity                         $28,554         $26,466
                                                                     =======         =======

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Three Months ended December 31,
                                                                -------------------------------
                                                                      2001          2000
                                                                   ----------    ----------
                                                                 (Dollar amounts in thousands,
                                                                  except share and per share data)

Net sales
  Affiliates                                                       $    3,270    $    3,405
  Non-affiliates                                                        5,020         3,184
                                                                   ----------    ----------
                                                                        8,290         6,589

Cost of sales                                                           6,167         4,420
                                                                   ----------    ----------

Gross profit                                                            2,123         2,169

Operating expenses                                                      2,052         2,082
                                                                   ----------    ----------

Income from operations                                                     71            87

Other income (expense):
  Equity in income of unconsolidated affiliates                           127           164
  Interest expense, net                                                   (75)          (84)
                                                                   ----------    ----------
Total other income                                                         52            80
                                                                   ----------    ----------
Income before provision for income taxes                                  123           167

Provision for income taxes                                                  5            56
                                                                   ----------    ----------

Net income                                                         $      118    $      111
                                                                   ==========    ==========

Net income per share:
    Basic                                                          $      .02    $      .02
                                                                   ==========    ==========
    Diluted                                                        $      .02    $      .02
                                                                   ==========    ==========

Common shares used in computing net income per share amounts:
    Basic                                                           5,527,266     5,557,050
                                                                   ==========    ==========
    Diluted                                                         5,569,696     5,757,495
                                                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 Three months ended December31,
                                                                                 ------------------------------
                                                                                        2001       2000
                                                                                       -------    ------
                                                                                  (Dollar amounts inthousands)
OPERATING ACTIVITIES:
  Net income                                                                           $   118    $  111
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Equity in income of unconsolidated affiliates                                      (127)     (164)
       Depreciation and amortization                                                       144       157
       Provision for losses on accounts receivable                                          16        19
       Provision for inventory obsolescence                                                 23        55
       Deferred income taxes                                                                --        42
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                                (1,418)     (267)
         Increase in inventory                                                            (324)     (130)
         (Increase) decrease in prepaid expenses and other assets                          (85)       95
       Decrease in income taxes receivable                                                  --        15
       Increase in accounts payable                                                      1,542       489
         (Decrease) increase in accrued expenses and other current liabilities            (247)       53
         Decrease in income taxes payable                                                  (27)       --
                                                                                       -------    ------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                       (385)      475
                                                                                       -------    ------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals              (145)      (46)
  Investments in unconsolidated affiliates                                                  27       (67)
                                                                                       -------    ------

NET CASH USED IN INVESTING ACTIVITIES                                                     (118)     (113)
                                                                                       -------    ------

FINANCING ACTIVITIES:
  Net proceeds (repayments) of note payable from bank                                      702      (808)
                                                                                       -------    ------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        702      (808)
                                                                                       -------    ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       199      (446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,069     1,179
                                                                                       -------    ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 1,268    $  733
                                                                                       =======    ======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                             $    82    $  103
                                                                                       =======    ======
  Income taxes                                                                         $     0    $    0
                                                                                       =======    ======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2001 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation

NOTE C - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three months ended December 31, 2001 and 2000, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001

NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                    Three Months Ended                        Three Months Ended
                                                     December 31, 2001                         December 31, 2000
                                           (In thousands, except per share data)     (In thousands, except per share data)
                                          ---------------------------------------   ---------------------------------------
                                          Net Income        Shares      Per Share   Net Income        Shares      Per Share
                                          (Numerator)   (Denominator)    Amounts    (Numerator)   (Denominator)    Amounts
                                          -----------   -------------   ---------   -----------   -------------   ---------
Net income                                   $118                                      $111

Basic EPS
Net income attributable to Common Stock       118          5,527.3        $ .02          111          5,557.1       $ .02
Effect of dilutive securities
Stock options and warrants                     --             42.4         (.00)          --            200.4        (.00)
                                             ----          -------        -----         ----          -------       -----

Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                    $118          5,569.7        $ .02         $111          5,757.5       $ .02
                                             ====          =======        =====         ====          =======       =====

Options to purchase 756,100 and 505,950 shares of Common Stock in the three months ended December 31, 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

NOTE E - ACQUISITION OF THE REMAINING 30% OF LONDON OFFICE

Effective October 1, 2001 the Company purchased the remaining 30% of its London sales and service office, Global Payment Technologies (Europe) Limited, from the minority shareholder and then Operations Manager for a nominal amount. An immaterial amount of Goodwill resulted from this transaction, for which the Company is now the sole shareholder. Subsequently, the Operations Manager was promoted to European Sales Manager and has signed a multi-year employment contract.

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2001

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

This standard required a restatement of prior periods for changes in classification. This consensus was effective for the Company beginning with the fourth quarter of fiscal 2001 and the effects of its adoption were not material.

In July 2001, The Financial Accounting Standards Board issued SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

The Company has adopted this standard effective October 1, 2001 and; accordingly, goodwill (including the goodwill related to the minority interest acquisition discussed in Note E) will no longer be amortized. Pursuant to SFAS No.142, the Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The intangible asset is classified as goodwill with an indefinite life; no other separately identifiable intangible assets exist. The adoption of this new standard resulted in the exclusion of approximately $1,500 in amortization expense for the first quarter of fiscal year 2002. In accordance with SFAS No. 142, intangible assets, including purchase goodwill, will be evaluated periodically for impairment. Based upon the results of our transitional impairment testing, there will be no material impact on the consolidated financial results related to our goodwill valuation.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for the financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending September 30, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

                        Global Payment Technologies, Inc.
                                December 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2001 compared with three months ended December 31, 2000

Sales
Net sales increased by 25.8%, or $1,701,000, to $8,290,000 in the three months ended December 31, 2001 as compared with $6,589,000 in the comparative prior-year period. The increase was primarily due to greater demand for the Company's products in Eastern Europe as well as the development of new customers in Europe.

Gross Profit
Gross profit decreased to $2,123,000, or 25.6% of net sales, in the three months ended December 31, 2001 from $2,169,000, or 32.9% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of higher startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations. This quarter the Company's new Argus product accounted for 75% of all validator sales as compared to zero in the same prior year period. As a result of this increased volume of Argus sales, the Company will begin to realize lower purchasing costs and higher manufacturing efficiencies which should increase margins in each of the next three fiscal quarters.

Operating Expenses
Operating expenses decreased to $2,052,000, or 24.8% of net sales, in the three months ended December 31, 2001 as compared with $2,082,000, or 31.6% of net sales, in the comparative prior-year period. This decrease of $30,000 in operating expenses, while at the same time achieving 25.8% sales growth, is due to management's continued commitment of cost containment in this challenging economic environment, as well as more efficient operations.

Net Income
Net income for the quarter was $118,000, or $0.02 per share, as compared to the $111,000, or $0.02 per share, in the comparative prior-year period. As an extension of its operations, the Company owns non-controlling minority interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended December 31, 2001 and 2000 are the Company's share of net profits of these affiliates of $127,000 and $164,000, respectively. In the three months ended December 31, 2001 and 2000, equity in income of unconsolidated affiliates increased by approximately $50,000 and $125,000, respectively, which represents the recognition of the Company's share of the gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $77,000 and $39,000 for the three months ended December 31, 2001 and 2000, respectively.

In addition, the Company now owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's December 31, 2001 effective tax rate was 4.1% as compared to 33.5% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from unconsolidated affiliates.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available

                        Global Payment Technologies, Inc.
                                December 31, 2001

Liquidity and Capital Resources (continued)

resources, including its credit facilities, will be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2002 and beyond.

At December 31, 2001, the Company's cash and cash equivalents were $1,268,000 as compared with $1,069,000 at September 30, 2001. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The RLC expires on July 15, 2002 and is classified as long-term based on the Company's intent and ability to refinance or extend the RLC. Outstanding borrowings on the RLC bear interest at the bank's prime rate or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants, with which, as amended, the Company was in compliance at December 31, 2001 and September 30, 2001. As of December 31, 2001, outstanding borrowings under the five-year term loan and the RLC were $2,069,000 and $2,300,000, respectively. The unused borrowing availability on the RLC was $3,700,000 as of December 31, 2001.

Net cash used in operating activities was $385,000 in the three months ended December 31, 2001. This amount is due to net income for the period, adjusted for non-cash items, of $174,000 and increased accounts payable of $1,542,000, offset, in part by increased accounts receivable of $1,418,000, increased inventory of $324,000, increased prepaid expenses and other assets of $85,000, decreased accrued expenses and other current liabilities of $247,000 and a decrease in income taxes payable of $27,000. Net cash provided by operating activities was $475,000 in the three months ended December 31, 2000. This amount is due to net income for the period, adjusted for non-cash items, of $220,000, increased accounts payable of $489,000, increased accrued expenses and other current liabilities of $53,000, decreased income tax receivable of $15,000 and decreased prepaid expenses and other assets of $95,000, offset, in part, by increased accounts receivable of $267,000 and increased inventory of $130,000.

Cash used in investing activities for the three months ended December 31, 2001 amounted to $118,000 as compared with $113,000 in the prior-year period. Investments in property and equipment in the three months ended December 31, 2001 amounted to $145,000 as compared with $46,000 in 2000. In addition, the Company received $27,000 in loan repayments from its joint ventures in the three months ending December 31, 2001 and loaned its joint ventures $67,000 in the three months ended December 31, 2000, for working capital purposes. These repayments and loans have been added to the investment in unconsolidated affiliates based on the terms of the related agreements. The Company has five investments in unconsolidated affiliates, all of which are accounted for under the equity method of accounting. In the opinion of management, the Company is not obligated to fund the operations of, or guarantee or settle any liabilities, of these unconsolidated affiliates.

Cash provided by financing activities in the three months ended December 31, 2001 consisted of net bank borrowings of $702,000. Cash used in financing activities in the three months ended December 31, 2000 consisted of net repayments of bank borrowings of $808,000.

In the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of December 31, 2001, purchase order commitments approximate $10 million and will be used for production requirements up to, and in excess of, six months.

                        Global Payment Technologies, Inc.
                                December 31, 2001

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

                                         Global Payment Technologies, Inc.


                                         By:  /s/ Thomas McNeill
                                              ----------------------------
                                              Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

Dated:  February 14, 2002