Form 10-Q
period 2002-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2002-05-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

      YES |X|   NO |_|

Shares of Common Stock outstanding on May 10, 2002   5,530,166

                        Global Payment Technologies, Inc.

                                      Index

PART  I.  FINANCIAL INFORMATION

                                                                                         Page Number
                                                                                         -----------
    Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 2002 and September 30, 2001             3

             Consolidated Statements of Income - Six Months ended March 31, 2002 and 2001    4

             Consolidated Statements of Income - Three Months ended March 31, 2002
                      and 2001                                                               5

             Consolidated Statements of Cash Flows - Six Months ended March 31, 2002
                      and 2001                                                               6

             Notes to Consolidated Financial Statements                                     7-10

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          11-14

    Item 3. Quantitative and Qualitative Disclosures About Market Risk
             See Item 2 Above

PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders                            15

    Item 6.  Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                  15

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,   September 30,
                                                                              2002           2001
                                                                            ---------   -------------
                                                                          (Dollar amounts in thousands,
                                                                              except share data)
                                                                         (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                               $  1,084       $  1,069
 Accounts receivable, less allowance for doubtful accounts
      of $193 and $169, respectively                                           2,395          3,747
Accounts receivable from affiliates                                            8,819          7,891
Inventory, less allowance for obsolescence of $959 and
      $980, respectively                                                      10,290          9,783
    Prepaid expenses and other current assets                                    475            468
    Deferred income tax benefit                                                  762            795
                                                                            --------       --------
                           Total current assets                               23,825         23,753

  Property and equipment, net                                                  1,462          1,331
  Investments in unconsolidated affiliates                                     2,257          1,247
  Other assets                                                                   203            135
                                                                            --------       --------

       Total assets                                                         $ 27,747       $ 26,466
                                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                       $    867       $    867
    Accounts payable                                                           3,699          3,482
    Accrued expenses and other current liabilities                             1,184          1,426
    Income taxes payable                                                         302            341
                                                                            --------       --------
                            Total current liabilities                          6,052          6,116

    Long-term debt                                                             3,900          2,800
                                                                            --------       --------
         Total liabilities                                                     9,952          8,916
                                                                            --------       --------

    Shareholders' equity:
     Common Stock, 20,000,000 shares authorized; $.01 par value;
      5,806,450 and 5,806,250 shares issued and outstanding, respectively         58             58
     Additional paid-in capital                                                9,709          9,708
     Retained earnings                                                         9,527          9,283
                                                                            --------       --------
                                                                              19,294         19,049
         Less: Treasury stock, at cost, 278,984 shares                        (1,499)        (1,499)
                                                                            --------       --------

                            Total shareholders' equity                        17,795         17,550
                                                                            --------       --------

  Total liabilities and shareholders' equity                                $ 27,747       $ 26,466
                                                                            ========       ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                     Six Months ended March 31,
                                                                   -----------------------------
                                                                      2002               2001
                                                                   -----------       -----------
                                                                   (Dollar amounts in thousands,
                                                                 except share and per share data)
Net sales
  Affiliates                                                       $     7,305       $     8,691
  Non-affiliates                                                         9,393             6,287
                                                                   -----------       -----------
                                                                        16,698            14,978

Cost of sales                                                           12,204            10,060
                                                                   -----------       -----------

Gross profit                                                             4,494             4,918

Operating expenses                                                       4,317             4,231
                                                                   -----------       -----------

Income from operations                                                     177               687

Other income (expense):
  Equity in income of unconsolidated affiliates                            236               205
  Interest expense, net                                                   (143)             (143)
                                                                   -----------       -----------
  Total other income                                                        93                62
                                                                   -----------       -----------
Income before provision for income taxes                                   270               749

Provision for income taxes                                                  26               255
                                                                   -----------       -----------

Net income                                                         $       244       $       494
                                                                   ===========       ===========

Net income per share:
    Basic                                                          $       .04       $       .09
                                                                   ===========       ===========
    Diluted                                                        $       .04       $       .09
                                                                   ===========       ===========

Common shares used in computing net income
per share amounts:
    Basic                                                            5,527,331         5,566,329
                                                                   ===========       ===========
    Diluted                                                          5,674,733         5,718,120
                                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                    Three Months ended March 31,
                                                                   -----------------------------
                                                                      2002               2001
                                                                   -----------       -----------
                                                                   (Dollar amounts in thousands,
                                                                 except share and per share data)
Net sales
  Affiliates                                                       $     4,035       $     5,284
  Non-affiliates                                                         4,373             3,105
                                                                   -----------       -----------
                                                                         8,408             8,389

Cost of sales                                                            6,037             5,640
                                                                   -----------       -----------

Gross profit                                                             2,371             2,749

Operating expenses                                                       2,265             2,149
                                                                   -----------       -----------

Income from operations                                                     106               600

Other income (expense):
  Equity in income of unconsolidated affiliates                            109                41
  Interest expense, net                                                    (68)              (59)
                                                                   -----------       -----------
  Total other income (expense)                                              41               (18)
                                                                   -----------       -----------
Income before provision for income taxes                                   147               582

Provision for income taxes                                                  21               199
                                                                   -----------       -----------

Net income                                                         $       126       $       383
                                                                   ===========       ===========

Net income per share:
    Basic                                                          $       .02       $       .07
                                                                   ===========       ===========
    Diluted                                                        $       .02       $       .07
                                                                   ===========       ===========

Common shares used in computing net income
per share amounts:
    Basic                                                            5,527,397         5,575,810
                                                                   ===========       ===========
    Diluted                                                          5,779,771         5,678,847
                                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six months ended March 31,
                                                                                  --------------------------
                                                                                     2002           2001
                                                                                    -------       -------
                                                                                (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                                        $   244       $   494
  Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in income of unconsolidated affiliates                                   (236)         (205)
       Depreciation and amortization                                                    288           314
       Provision for losses on accounts receivable                                       24            45
       Provision for inventory obsolescence                                              43           105
       Deferred income taxes                                                             33            42
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                     500          (824)
         Increase in inventory                                                         (550)         (793)
         (Increase) decrease in prepaid expenses and other assets                       (75)          180
         Increase in accounts payable                                                   217         2,077
         (Decrease) increase in accrued expenses and other current liabilities         (242)          139
         Decrease in income taxes receivable                                             --           214
         (Decrease) in income taxes payable                                             (39)           --
                                                                                    -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               207         1,788
                                                                                    -------       -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals           (419)         (180)
  Investments in unconsolidated affiliates                                             (874)         (136)
                                                                                    -------       -------

NET CASH USED IN INVESTING ACTIVITIES                                                (1,293)         (316)
                                                                                    -------       -------

FINANCING ACTIVITIES:
  Net proceeds (repayments) of note payable from bank                                 1,100        (1,622)
  Repurchase of treasury stock                                                           --          (131)
  Issuance of stock upon exercise of stock options and warrants                           1           154
                                                                                    -------       -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   1,101        (1,599)
                                                                                    -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     15          (127)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,069         1,179
                                                                                    -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,084       $ 1,052
                                                                                    =======       =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                          $   155       $   173
                                                                                    =======       =======
  Income taxes                                                                      $     0       $     0
                                                                                    =======       =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2001 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation

NOTE C - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three and six months ended March 31, 2002 and 2001, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                       Six Months Ended                            Six Months Ended
                                                        March 31, 2002                               March 31, 2001
                                              (In thousands, except per share data)      (In thousands, except per share data)
                                         --------------------------------------------   ----------------------------------------
                                          Net Income        Shares          Per Share    Net Income        Shares      Per Share
                                         (Numerator)    (Denominator)        Amounts    (Numerator)    (Denominator)     Amounts
                                         -----------    -------------        -------    -----------    -------------     -------
Net income                                   $244                                           $494
                                             ----                                           ----
Basic EPS
Net income attributable to Common Stock       244           5,527.3          $    .04        494           5,566.3      $    .09
Effect of dilutive securities
Stock options and warrants                     --             147.4              (.00)        --             151.8          (.00)
                                             ----           -------          --------       ----           -------      --------
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                    $244           5,674.7          $    .04       $494           5,718.1      $    .09
                                             ====           =======          ========       ====           =======      ========

                                                   Three Months Ended                           Three Months Ended
                                                     March 31, 2002                                March 31, 2001
                                          (In thousands, except per share data)         (In thousands, except per share data)
                                         ---------------------------------------      ----------------------------------------
                                          Net Income     Shares        Per Share      Net Income        Shares       Per Share
                                         (Numerator)  (Denominator)     Amounts       (Numerator)   (Denominator)     Amounts
                                         -----------  -------------     -------       -----------   -------------     -------
Net income                                   $126                                        $383
                                             ----                                        ----
Basic EPS
Net income attributable to Common Stock       126         5,527.4      $    .02           383           5,575.8      $    .07
Effect of dilutive securities
Stock options and warrants                     --           252.4          (.00)           --             103.0          (.00)
                                             ----         -------      --------          ----           -------      --------
Diluted EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                    $126         5,779.8      $    .02          $383           5,678.8      $    .07
                                             ====         =======      ========          ====           =======      ========

Options to purchase 395,700 and 395,700 shares of Common Stock in the six months and three months ended March 31, 2002, respectively, and options to purchase 503,200 and 562,200 shares of Common Stock in the six months and three months ended March 31, 2001, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

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

NOTE F - EXERCISED OPTION TO ACQUIRE ADDITIONAL 19% OF SOUTH AFRICAN GAMING AFFILIATE

During the quarter the Company exercised its option to acquire 19% of its gaming affiliate in South Africa, Global Payment Technologies Holdings (PTY) LTD. ("GPTHL"). Under the terms of the agreement, GPT acquired the shares from an existing shareholder, Hosken Consolidated Investment Ltd. ("HCI"), for $979,000. HCI remains the majority shareholder in GPTHL, while GPT increased its ownership to 24.2%. GPTHL also owns the exclusive rights to distribute both GPT and Online Gaming products in South Africa. In addition, GPTHL's Vukani division is a South African based company that was established in 1996 to operate slot machines in South Africa's non-casino environment (know as the route market). This market includes site operations outside of the existing casino market including liquor-licensed establishments such as bars, taverns, restaurants and sport clubs. This investment will be accounted for under the equity method.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company has adopted this standard effective October 1, 2001 and accordingly, goodwill (including the goodwill related to the minority interest acquisition discussed in Note E) will no longer be amortized. Pursuant to SFAS No.142, the Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The intangible asset is classified as goodwill with an indefinite life;

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

no other separately identifiable intangible assets exist. The adoption of this new standard resulted in the exclusion of approximately $3,000 in amortization expense for the first two quarters of fiscal year 2002. In accordance with SFAS No. 142, intangible assets, including purchase goodwill, will be evaluated periodically for impairment. Based upon the results of our transitional impairment testing, the Company anticipates no material impact on the consolidated financial results related to our goodwill valuation.

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

                        Global Payment Technologies, Inc.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended March 31, 2002 compared with six months ended March 31, 2001

Sales

Net sales increased by 11.5%, or $1,720,000, to $16,698,000 in the six months ended March 31, 2002 as compared with $14,978,000 in the comparative prior-year period. The increase was primarily due to greater demand for the Company's products in Eastern Europe as well as the development of new customers in Europe.

Gross Profit

Gross profit decreased to $4,494,000, or 26.9% of net sales, in the six months ended March 31, 2002 from $4,918,000, or 32.8% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations. In this six month period the Company's new Argus product accounted for approximately 73% of all validator sales as compared to 3% in the same prior year-period. The Company's gross profit percentage increased in 2002 from 25.6% in its first quarter to 28.2% in its second fiscal quarter. Improvement from lower purchasing prices is expected for the remainder of this year with manufacturing efficiencies effected by sales volumes.

Operating Expenses

Operating expenses increased to $4,317,000, or 25.9% of net sales, in the six months ended March 31, 2002 as compared with $4,231,000, or 28.2% of net sales, in the comparative prior-year period. The Company had certain reclassifications in fiscal 2001, as well as in fiscal 2002 to account for sales allowances, freight and handling fees and costs, respectively. Exclusive of these reclassifications the Company actually reduced its operating expenses by $68,000, as well as a percentage of sales, as a result of management's continued commitment to cost containment.

Net Income

Net income for the six months ended March 31,2002, was $244,000, or $0.04 per share, as compared to the $494,000, or $0.09 per share, in the comparative prior-year period. As an extension of its operations, the Company owns non-controlling minority interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the six months ended March 31, 2002 and 2001 are the Company's share of net profits of these affiliates of $236,000 and $205,000, respectively. In the six months ended March 31, 2002 and 2001, equity in income of unconsolidated affiliates increased by approximately $100,000 and $175,000, respectively, which represents the recognition of the Company's share of the gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $136,000 and $30,000 for the six months ended March 31, 2002 and 2001, respectively.

In addition, the Company now owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's March 31, 2002 effective tax rate was 9.6% as compared to 34.0% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from unconsolidated affiliates.

                        Global Payment Technologies, Inc.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three months ended March 31, 2002 compared with three months ended March 31,
2001

Sales

Net sales increased by $19,000, to $8,408,000 in the three months ended March 31, 2002 as compared with $8,389,000 in the comparative prior-year period. Demand for the Company's products remained consistent with that of the same year ago period.

Gross Profit

Gross profit decreased to $2,371,000, or 28.2% of net sales, in the three months ended March 31, 2002 from $2,749,000, or 32.8% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations. This quarter the Company's new Argus product accounted for approximately 72% of all validator sales as compared to 5% in the same prior year period. The Company's gross profit percentage increased in 2002 from 25.6% in its first quarter to 28.2% in its second fiscal quarter. Improvement from lower purchasing prices is expected for the remainder of this year with manufacturing efficiencies effected by sales volumes.

Operating Expenses

Operating expenses increased to $2,265,000, or 26.9% of net sales, in the three months ended March 31, 2002 as compared with $2,149,000, or 25.6% of net sales, in the comparative prior-year period. The Company had certain reclassifications in fiscal 2001, as well as in fiscal 2002 to account for sales allowances, freight and handling fees and costs, respectively. Exclusive of these reclassifications the Company actually reduced its operating expenses by $38,000, as a result of management's continued commitment to cost containment.

Net Income

Net income for the quarter was $126,000, or $0.02 per share, as compared with $383,000, or $0.07 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended March 31, 2002 and 2001 are the Company's share of net profits of these affiliates of $109,000 and $41,000, respectively. In the three months ended March 31, 2002 and 2001, equity in income of unconsolidated affiliates increased by approximately $50,000 and $50,000, respectively, which represents the recognition of the Company's share of the gross profit on sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income (losses) of these unconsolidated affiliates was $59,000 and ($9,000) for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company now owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's March 31, 2002 effective tax rate for the quarter was 14.3% as compared to 34.2% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from unconsolidated affiliates.

                        Global Payment Technologies, Inc.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, investments in affiliates and new ventures, sales and marketing operations, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2002 and beyond.

At March 31, 2002, the Company's cash and cash equivalents were $1,084,000 as compared with $1,069,000 at September 30, 2001. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank, which is comprised, of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years and outstanding borrowings bear interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants, with which it was in compliance at March 31, 2002 and September 30, 2001. As of March 31, 2002, outstanding borrowings under the five-year term loan and the RLC were $1,800,000 and $2,900,000, respectively. The Company has recently initiated discussions with its bank to refinance its existing facilities and amend its existing covenants.

Net cash provided by operating activities was $207,000 in the six months ended March 31, 2002. This amount is due to net income for the period, adjusted for non-cash items, of $396,000, decreased accounts receivable of $500,000, and increased accounts payable of $217,000, offset, in part by, decreased accrued expenses and other current liabilities of $242,000, decreased income tax payable of $39,000, increased prepaid expenses and other assets of $75,000 and increased inventory of $550,000. Net cash provided by operating activities was $1,788,000 in the six months ended March 31, 2001. This amount is due to net income for the period, adjusted for non-cash items, of $795,000, decreased prepaid expenses and other assets of $180,000, increased accounts payable of $2,077,000, increased accrued expenses and other current liabilities of $139,000 and a decrease in income tax receivable of $214,000, offset, in part by, increased accounts receivable of $824,000 and increased inventory of $793,000. As the Company sells its product primarily to international markets, it sells its products on terms generally greater than 45 days. Further the Company has agreements with its affiliates, which extend terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollected accounts.

Cash used in investing activities for the six months ended March 31, 2002 amounted to $1,293,000 as compared with $316,000 in the prior-year period. Investments in property and equipment in the six months ended March 31, 2002 amounted to $419,000 as compared with $180,000 in 2001. In addition, the Company provided financing to its joint ventures totaling $874,000, comprising of a $979,000 long term investment in our South Africa affiliate and receiving loan repayments, net, of $105,000 in the six months ended March 31, 2002 as compared to $136,000 in the prior year period which has been added to the investment in unconsolidated affiliates based on the terms of the related agreements.

Cash provided by financing activities in the six months ended March 31, 2002 consisted of net borrowings of $1,100,000. Cash used in financing activities in the six months ended March 31, 2001 consisted of net repayments

                        Global Payment Technologies, Inc.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

of bank borrowings of $1,622,000 and the repurchase of the Company's common stock of $131,000 offset, in part, by proceeds of $154,000 received from the exercise of stock options.

At March 31, 2002, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows:

                  Fiscal          Operating                  Debt
                   Year             Leases                Repayments
                   ----             ------                ----------
                   2002            $215,000                $400,000
                   2003             425,000                 800,000
                   2004             379,000                 600,000
                   2005             369,000                      --
                   2006             285,000                      --

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of March 31, 2002, purchase order commitments approximated $8.4 million and will be used for production requirements up to, and in excess of, six months.

Anticipated cash flows from operations and affiliates, together with existing lines of credit, should be adequate to meet the Company's working capital requirements and service the long term debt as it matures.

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

                        Global Payment Technologies, Inc.
                                 March 31, 2002

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's 2002 Annual Meeting of Stockholders held on March 22, 2002, stockholders re-elected the following person to serve as Class I Director of the Company, by the following vote:

                                       For           Against       Withheld
                                       ---           -------       --------
         Richard E. Gerzof           5,258,403       46,382        222,681

      Stephen Katz and Martin H. Kern, Class II Directors, continue to serve as directors whose terms expire at the 2003 Annual Meeting.

      Henry B. Ellis, a Class III Director, continues to serve as a director whose term expires at the 2004 Annual Meeting.

      No other matters were voted upon at the meeting.

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

                                             Global Payment Technologies, Inc.


                                             By:  s/ Thomas McNeill
                                                  ------------------------------
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

Dated: May 14, 2002