Form 10-Q
period 2002-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2002-08-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         YES      |X|       NO |_|


Shares of Common Stock outstanding on August 8, 2002                   5,530,366
                                                                       ---------

                        Global Payment Technologies, Inc.

                                      Index



PART  I.  FINANCIAL INFORMATION

                                                                                          Page Number
                                                                                          -----------
   Item 1. Financial Statements

           Consolidated Balance Sheets - June 30, 2002 and September 30, 2001                  3

           Consolidated Statements of Income - Nine Months ended June 30, 2002 and 2001        4

           Consolidated Statements of Income - Three Months ended June 30, 2002
                     and 2001                                                                  5

           Consolidated Statements of Cash Flows - Nine Months ended June 30, 2002
                     and 2001                                                                  6

           Notes to Consolidated Financial Statements                                       7-10

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           11-15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk
           See Item 2 Above

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                 16

SIGNATURES                                                                                    17



                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,    September 30,
                                                                    2002          2001
                                                                  --------    -------------
                                                             (Dollar amounts in thousands,
                                                                    except  share data)
                                                                       (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                     $  1,036    $  1,069
    Accounts receivable from affiliates                              5,891       7,891
    Accounts receivable, less allowance for doubtful accounts
      of $112 and $169, respectively                                 2,434       3,747
    Inventory, less allowance for obsolescence of $944 and
      $980, respectively                                            10,492       9,783
    Prepaid expenses and other current assets                          466         468
    Deferred income tax benefit                                        680         795
                                                                  --------    --------
                  Total current assets                              20,999      23,753

  Property and equipment, net                                        1,314       1,331
  Investments in unconsolidated affiliates                           2,394       1,247
  Other assets                                                         223         135
                                                                  --------    --------

  Total assets                                                    $ 24,930    $ 26,466
                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                              $  2,833    $  3,482
    Accrued expenses and other current liabilities                   1,132       1,426
    Current portion of long-term debt                                1,972         867
    Income taxes payable                                               228         341
                                                                  --------    --------
                  Total current liabilities                          6,165       6,116

    Long-term debt                                                     800       2,800
                                                                  --------    --------
                  Total liabilities                                  6,965       8,916
                                                                  --------    --------

    Shareholders' equity:
    Common Stock, 20,000,000 shares authorized; $.01 par value,
       5,809,350 and 5,806,250 shares issued, respectively              58          58
    Additional paid-in capital                                       9,720       9,708
    Retained earnings                                                9,686       9,283
                                                                  --------    --------
                                                                    19,464      19,049
         Less: Treasury stock, at cost, 278,984 shares              (1,499)     (1,499)
                                                                  --------    --------

                  Total shareholders' equity                        17,965      17,550
                                                                  --------    --------

    Total liabilities and shareholders' equity                    $ 24,930    $ 26,466
                                                                  ========    ========

The accompanying notes are an integral part of these financial statements.


                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                 Nine Months ended June 30,
                                                                --------------------------
                                                                    2002           2001
                                                                -----------    -----------
                                                               (Dollar amounts in thousands,
                                                              except share and per share data)

Net sales
  Affiliates                                                    $    10,436    $    13,148
  Non-affiliates                                                     12,765         10,402
                                                                -----------    -----------
                                                                     23,201         23,550

Cost of sales                                                        16,812         16,217
                                                                -----------    -----------

Gross profit                                                          6,389          7,333

Operating expenses                                                    6,492          6,484
                                                                -----------    -----------

(Loss) income from operations                                          (103)           849

Other income (expense):
  Equity in income of unconsolidated affiliates                         631            242
  Gain on sale of investment in unconsolidated affiliate                108             --
  Interest expense, net                                                (207)          (150)
                                                                -----------    -----------
  Total other income                                                    532             92
                                                                -----------    -----------

Income before provision for income taxes                                429            941

Provision for income taxes                                               26            265
                                                                -----------    -----------

Net Income                                                      $       403    $       676
                                                                ===========    ===========

Net Income per share:
    Basic                                                       $       .07    $       .12
                                                                ===========    ===========
    Diluted                                                     $       .07    $       .12
                                                                ===========    ===========

Common shares used in computing net income per share amounts:
    Basic                                                         5,528,516      5,553,910
                                                                ===========    ===========
    Diluted                                                       5,748,503      5,656,807
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Three Months ended June 30,
                                                                --------------------------
                                                                    2002           2001
                                                                -----------    -----------
                                                               (Dollar amounts in thousands,
                                                              except share and per share data)
Net sales
  Affiliates                                                    $     3,131    $     4,458
  Non-affiliates                                                      3,372          4,115
                                                                -----------    -----------
                                                                      6,503          8,573

Cost of sales                                                         4,608          6,158
                                                                -----------    -----------

Gross profit                                                          1,895          2,415

Operating expenses                                                    2,175          2,254
                                                                -----------    -----------

(Loss) income from operations                                          (280)           161

Other income (expense):
  Equity in income of unconsolidated affiliates                         395             38
  Gain on sale of investment in unconsolidated affiliate                108             --
   Interest expense, net                                                (64)            (8)
                                                                -----------    -----------
Total other income, net                                                 439             30
                                                                -----------    -----------

Income before provision for income taxes                                159            191

Provision for income taxes                                               --             10
                                                                -----------    -----------

Net Income                                                      $       159    $       181
                                                                ===========    ===========

Net Income per share:
    Basic                                                       $       .03    $       .03
                                                                ===========    ===========
    Diluted                                                     $       .03    $       .03
                                                                ===========    ===========

Common shares used in computing net income per share amounts:
    Basic                                                         5,529,794      5,529,075
                                                                ===========    ===========
    Diluted                                                       5,885,855      5,534,186
                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  Nine months ended June 30,
                                                                                  --------------------------
                                                                                      2002           2001
                                                                                    -------         -------
                                                                                 (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net Income                                                                        $   403         $   676
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Gain on sale of unconsolidated affiliate                                        (108)             --
       Equity in income of unconsolidated affiliates                                   (631)           (242)
       Depreciation and amortization                                                    432             470
       Provision for losses on accounts receivable                                       39              59
       Provision for inventory obsolescence                                              64             150
       Deferred income taxes                                                            115              42
Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                     3,624            (493)
       Increase in inventory                                                           (773)         (1,309)
       Decrease in income taxes receivable                                               --             674
       Increase in prepaid expenses and other assets                                    (86)            (49)
       (Decrease)  increase in accounts payable                                        (659)          1,904
       (Decrease) increase in accrued expenses and other current liabilities           (294)             95
       (Decrease) increase in income taxes payable                                     (113)            368
                                                                                    -------         -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,013           2,345
                                                                                    -------         -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals           (415)           (478)
  Investments in unconsolidated affiliates                                             (866)           (167)
  Sale of investment in unconsolidated affiliate                                        118              --
                                                                                    -------         -------

NET CASH USED IN INVESTING ACTIVITIES                                                (1,163)           (645)
                                                                                    -------         -------

FINANCING ACTIVITIES:
  Net (repayments) from note payable to bank                                           (895)         (1,949)
  Purchase of treasury stock                                                             --            (205)
  Issuance of stock upon exercise of stock options                                       12             153
                                                                                    -------         -------

NET CASH USED IN FINANCING ACTIVITIES                                                  (883)         (2,001)
                                                                                    -------         -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                              (33)           (301)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,069           1,179
                                                                                    -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,036         $   878
                                                                                    =======         =======
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                          $   222         $   237
                                                                                    =======         =======
  Income taxes                                                                      $    --         $   250
                                                                                    =======         =======

      The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2001 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE B - RECLASSIFICATION

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

NOTE C - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three and nine months ended June 30, 2002 and 2001, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

NOTE D - NET INCOME PER COMMON SHARE

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, net income (loss) per common share amounts ("basic EPS") was computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share amounts, assuming dilution ("diluted EPS"), was computed by reflecting the potential dilution from the exercise of stock options and stock warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2002

NOTE D - NET INCOME PER COMMON SHARE (continued)

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:


                                                 Nine Months Ended                                Nine Months Ended
                                                    June 30, 2002                                     June 30, 2001
                                        (In thousands, except per share data)             (In thousands, except per share data)
                                    --------------------------------------------       ------------------------------------------
                                     Net Income         Shares         Per Share       Net Income       Shares         Per Share
                                     (Numerator)     (Denominator)      Amounts        (Numerator)  (Denominator)        Amounts
                                     -----------     -------------     ---------       -----------  -------------      ---------
Net income (loss)                      $   403                                            $  676
                                       -------                                            ------

Basic EPS
Net income attributable to Common Stock    403          5,528.5        $  .07                676         5,553.9         $  .12
Effect of dilutive securities
Stock options and warrants                  --            220.0            --                 --           102.9             --
                                       -------          -------        ------             ------         -------         ------

Diluted EPS
Net income (loss) attributable to Common
Stock and assumed option and warrant
exercises                              $   403          5,748.5        $  .07             $  676         5,656.8         $  .12
                                       =======          =======        ======             ======         =======         ======



                                                 Three Months Ended                                Three Months Ended
                                                    June 30, 2002                                     June 30, 2001
                                        (In thousands, except per share data)             (In thousands, except per share data)
                                    --------------------------------------------       ------------------------------------------
                                     Net Income         Shares         Per Share       Net Income       Shares         Per Share
                                     (Numerator)     (Denominator)      Amounts        (Numerator)  (Denominator)        Amounts
                                     -----------     -------------     ---------       -----------  -------------      ---------
Net income (loss)                      $   159                                            $  181
                                       -------                                            ------

Basic EPS
Net income attributable to Common Stock    159          5,529.8        $  .03                181         5,529.1         $  .03
Effect of dilutive securities
Stock options and warrants                  --            356.1            --                 --             5.1             --
                                       -------          -------        ------             ------         -------         ------

Diluted EPS
Net income (loss) attributable to Common
Stock and assumed option and warrant
exercises                              $   159          5,885.9        $  .03                181         5,534.2         $  .03
                                       =======          =======        ======             ======         =======         ======

Options to purchase 221,050 shares of Common Stock in the nine months and three months ended June 30, 2002, and options to purchase 514,400 and 941,850 shares of Common Stock in the nine months and three months ended June 30, 2001 respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2002

NOTE E - ACQUISITION OF THE REMAINING 30% OF LONDON OFFICE

Effective October 1, 2001 the Company purchased the remaining 30% of its London sales and service office, Global Payment Technologies (Europe) Limited ("GPTEL"), from the minority shareholder and then Operations Manager for a nominal amount. An immaterial amount of Goodwill resulted from this transaction. The Company is now the sole shareholder of GPTEL.

NOTE F - EXERCISED OPTION TO ACQUIRE ADDITIONAL 19% OF SOUTH AFRICAN GAMING AFFILIATE

In March 2002 the Company exercised its option to acquire 19% of its gaming affiliate in South Africa, Global Payment Technologies Holdings (PTY) LTD. ("GPTHL"). Under the terms of the agreement, GPT acquired the shares from an existing shareholder, Hosken Consolidated Investment Ltd. ("HCI"), for $979,000. HCI remains the majority shareholder in GPTHL, while GPT increased its ownership to 24.2%. GPTHL also owns the exclusive rights to distribute both GPT and Online Gaming products in South Africa. In addition, GPTHL's Vukani division is a South African based company that was established in 1996 to operate slot machines in South Africa's non-casino environment (known as the route market). This market includes site operations outside of the existing casino market including liquor-licensed establishments such as bars, taverns, restaurants and sport clubs. This investment will be accounted for under the equity method.

NOTE G - SOLD INTEREST IN CHINA AFFILIATE

During this quarter the Company sold its 50% interest in CBV China Limited. CBV China Limited owns 100% of Hangzhou CBV Plastics Corp. Ltd ("CBV"). The proceeds from the sale returned the Company's initial investment plus a gain of $108,000. The Company made the decision to sell its stake in CBV because it believes the new Argus generation of products requires a level of sophistication not attainable in this factory.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company has adopted this standard effective October 1, 2001 and accordingly, goodwill (including the goodwill related to the minority interest acquisition discussed in Note E) will no longer be amortized. Pursuant to SFAS No.142, the Company has evaluated its intangible assets to identify goodwill separately from other identifiable intangibles. The intangible asset is classified as goodwill with an indefinite life; no other separately identifiable intangible assets exist. The adoption of this new standard resulted in the exclusion of approximately $4,500 in amortization expense for the first three quarters of fiscal year 2002. In accordance with SFAS No. 142, intangible assets, including purchase goodwill, will be evaluated periodically for impairment. Based upon the results of its transitional impairment testing, there was no material impact on the consolidated financial results related to its goodwill valuation.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2002

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements for fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending September 30, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

                        Global Payment Technologies, Inc.
                                  June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months ended June 30, 2002 compared with nine months ended June 30, 2001

Sales

Net sales decreased by 1.5%, or $349,000, to $23,201,000 in the nine months ended June 30, 2002 as compared with $23,550,000 in the comparative prior-year period. This decrease is the result of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its new Argus gaming validator. This was partially offset by greater demand for the Company's product in existing and new customers in Eastern Europe, Europe and Latin America.

Gross Profit

Gross profit decreased to $6,389,000, or 27.5% of net sales, in the nine months ended June 30, 2002 from $7,333,000, or 31.1% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of substantial startup costs relating to new products, including higher initial purchasing costs and less efficient manufacturing operations in the startup phase. In this nine-month period the Company's new Argus product accounted for approximately 64% of all validator sales as compared to 11% in the same prior year-period. The Company's gross profit percentage increased in 2002 from 25.6% in its first quarter to 28.2% in its second fiscal quarter and to 29.1% in its third quarter. While improvement from lower purchasing prices is expected in future periods, margins will be affected by the mix of products as well as sales volumes.


Operating Expenses

Operating expenses were $6,492,000, or 28.0% of net sales, in the nine months ended June 30, 2002 as compared with $6,484,000, or 27.5% of net sales, in the comparative prior-year period. The largest components of operating expenses are salaries and related employee costs associated with engineering, selling and administrative employees, rent for manufacturing, warehousing, shipping and office space and expenses associated with the Company's manufacturing facility.

Net Income

Net income for the nine months ended June 30, 2002 was $403,000, or $0.07 per share, as compared with $676,000, or $0.12 per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world. These are accounted for using the equity method. Included in the results of operations for the nine months ended June 30, 2002 and 2001 are the Company's share of the net profits of these affiliates of $631,000 and $242,000, respectively. In the nine months ended June 30, 2002 and 2001, equity in income of unconsolidated affiliates includes an increase of approximately $350,000 and $175,000, respectively, which represents the recognition of the Company's share of the previously deferred gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $281,000 and $67,000 for the nine months ended June 30, 2002 and 2001, respectively. In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes at June 30, 2002, the effective tax rate was 6.1% as compared to 28.1% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates. During the nine months ended June 30, 2002, the Company recognized an after-tax gain of $82,000, or $.01 per share, which resulted from the sale of the Company's China affiliate (see Note G). Excluding the effect of this one-time gain, the net income was $321,000, or $.06 per share.

                        Global Payment Technologies, Inc.
                                  June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three months ended June 30, 2002 compared with three months ended June 30, 2001

Sales

Net sales decreased by 24.1%, or $2,070,000, to $6,503,000 in the three months ended June 30, 2002 as compared with $8,573,000 in the comparative prior-year period. This decrease is the result of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its new Argus gaming validator. In addition, sales in the beverage and vending industry where approximately $300,000 lower than the same year ago period. The Company has recently initiated field trials with its new vending validator "Aurora" and anticipates to benefit in future periods as that product gains commercial acceptance.

Gross Profit

Gross profit decreased to $1,895,000, or 29.1% of net sales, in the three months ended June 30, 2002 from $2,415,000, or 28.2% of net sales, in the comparative prior-year period. The increase in gross profit as a percentage of sales was primarily due to more efficient operations resulting from shorter assembly times and favorable material purchases offset, in part, by higher overhead costs per unit resulting from lower production volumes.

Operating Expenses

Operating expenses decreased in absolute dollars terms by $79,000 to $2,175,000 in the three months ended June 30, 2002 as compared with $2,254,000 in the comparative prior-year period. On a percentage of sales basis, operating expenses increased to 33.5% from 26.3% due to the lower sales levels that materialized this quarter. The Company will continue to monitor its overhead structure to properly service its customers in the most efficient manner and at the same time tightly control expenses.

Net Income

Net income for the quarter was $159,000, or $.03 per share, as compared with $181,000, or $.03 per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended June 30, 2002 and 2001 are the Company's share of net income of these affiliates of $395,000 and $38,000, respectively. In the three months ended June 30, 2002, equity in income of unconsolidated affiliates includes an increase of approximately $250,000, which represents the recognition of the Company's share of the previously deferred gross profit on inter-company sales to its affiliates that have been recognized by these affiliates. Excluding the inter-company gross profit adjustment, the Company's share of net profits of these unconsolidated affiliates was $145,000 and $38,000 for the three months ended June 30, 2002 and 2001, respectively. In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. With respect to the provision for income taxes, the Company's June 30, 2002 effective tax rate was 0% as compared to 5.0% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from operations and its earnings from its foreign affiliates. During the quarter ended June 30, 2002, the Company recognized an after-tax gain of $82,000, or $.01 per share, which resulted from the sale of the Company's China affiliate (see Note G). Excluding the effect of this one-time gain, the net income was $77,000, or $.01 per share.

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

                        Global Payment Technologies, Inc.
                                  June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

At June 30, 2002, the Company's cash and cash equivalents were $1,036,000 as compared with $1,069,000 at September 30, 2001. On July 15, 1999, the Company entered into a $10 million long-term credit agreement with The Chase Manhattan Bank which is comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 unsecured revolving line of credit ("RLC"). The term of the RLC is three years, and expires on September 27, 2002, as amended. The outstanding borrowings bear interest at the bank's prime rate plus a range of 0 to 75 basis points, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 250 basis points. The precise borrowing rate is determined by the Company's financial performance under certain covenants. The Company has received a waiver of its bank covenants at June 30, 2002 and has also received a commitment letter from the bank for a new secured long-term RLC and an additional term loan. This new credit facility is expected to be finalized by September 16, 2002. At June 30, 2002 the Company has $1.1 million outstanding on its RLC which is classified as part of current liabilities. Upon the execution of the related loan documents the Company expects to classify the RLC and a portion of the additional term loan as part of long term liabilities. As of June 30, 2002, outstanding borrowings under the five-year term loan and the RLC were $1,600,000 and $1,100,000, respectively.

Net cash provided by operating activities was $2,013,000 in the nine months ended June 30, 2002. This amount is due to net income for the period, adjusted for non-cash items, of $314,000 and decreased accounts receivable of $3,624,000, offset, in part by increased inventory of $773,000, increased prepaid expenses and other assets of $86,000, decreased accounts payable of $659,000, decreased accrued expenses of $294,000 and decreased income taxes payable of $113,000. Net cash provided by operating activities was $2,345,000 in the nine months ended June 30, 2001. This amount is due to net income for the period, adjusted for non-cash items, of $1,155,000 increased accrued expenses of $95,000, increased income taxes payable $368,000, increased accounts payable of $1,904,000 and a decrease in income taxes receivable of $674,000, offset, in part, by increased accounts receivable of $493,000, increased prepaid expenses and other assets of $49,000, and increased inventory of $1,309,000. As the Company sells its product primarily to international markets, it sells its products on terms generally greater than 45 days. Further the Company has agreements with its affiliates, which extend terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollected accounts.

Cash used in investing activities for the nine months ended June 30, 2002 amounted to $1,163,000 as compared with $645,000 in the prior-year period. Investments in property and equipment in the nine months ended June 30, 2002 amounted to $415,000 as compared with $478,000 in 2001. In addition, the Company invested in its joint ventures approximately $866,000 (net of repayments) in the nine months ended June 30, 2002, as compared with $167,000 in the prior year period, which has been added to the investment in unconsolidated affiliates based on the terms of the related agreements. See Note F for a summary of the Company's $979,000 investment in its South African Affiliate in fiscal 2002. The outflow of cash from investing activities was offset by $118,000 of cash received from the sale of our investment in an unconsolidated affiliate. See Note G for details.

Cash used in financing activities in the nine months ended June 30, 2002 consisted of net repayments of bank borrowings of $895,000, offset in part by $12,000 received from the exercise of stock options. Cash used in financing activities in the nine months ended June 30, 2001 consisted of net repayments of bank borrowings of $1,949,000 and the purchase of the Company's Common Stock for $205,000, offset in part by $153,000 received from the exercise of stock options.

                        Global Payment Technologies, Inc.
                                  June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

At March 31, 2002, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows:

     Fiscal                     Operating                        Debt
      Year                        Leases                      Repayments
      ----                        ------                      ----------
      2002                       $108,000                      $200,000
      2003                        425,000                       800,000
      2004                        379,000                       600,000
      2005                        369,000                          -
      2006                        285,000                          -




In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of June 30, 2002, purchase order commitments approximated $3.6 million and will be used for production requirements up to, and in excess of, six months.

Anticipated cash flows from operations and affiliates, together with existing lines of credit, should be adequate to meet the Company's working capital requirements and service the long term debt as it matures.

Critical Accounting Policies

This management discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies, and management's judgments and estimates, are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

Inventory

The Company takes a physical inventory in each of our significant locations at the end of each fiscal year. Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the net realizable value of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for the introduction of new technology or products by the Company and its competitors.


Revenue Recognition

The Company recognizes revenue upon shipment of products and passage of title and risks of ownership to its customers, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements.

                        Global Payment Technologies, Inc.
                                  June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Accounts Receivable

At June 30, 2002, our accounts receivable balance from affiliates and non-affiliates was $8.3 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry, credit reports, and our past experiences. This policy is based on our past collection experience. During the nine months ended June 30, 2002, in accordance with this policy, we wrote off $97, 000 of receivables and replenished the reserve by $39,000.

Investments in Unconsolidated Affiliates

The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling ownership interests of less than 50% and sufficient influence for equity method treatment. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of income. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year or reporting period. For a description of the Company's unconsolidated affiliates and the related transactions between the Companies please refer to the Form 10-K (Note 10) for the year ended September 30, 2001.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is determined by the income mix derived from the core business and from foreign affiliates that may have different tax rates. Deferred tax balances are recorded based upon management's best estimate of the future effective rate to be in effect until such deferred balances are fully realized.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

Special Note Regarding Forward-Looking Statements A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; the Company's dependence on a limited base of customers for a significant portion of sales; potential manufacturing difficulties; possible risks of product; inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; and other risks described in the Company's Securities and Exchange Commission filings.

                        Global Payment Technologies, Inc.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)         Exhibits

           Exhibit - 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



b)         Reports on Form 8-K

           Current Report on Form 8-K, filed on July 26, 2002, under Item 4 of such report. No financial statements were included in such report.

                        Global Payment Technologies, Inc.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Global Payment Technologies, Inc.


                                       By:  /s/ Thomas McNeill
                                            ------------------------------------
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer



Dated:  August 14, 2002