Form 10-K
period 2002-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2003-01-14
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Mark One

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on December 13, 2002, was approximately $29,600,000.

      As of January 7, 2003, the registrant had a total of 5,542,416 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement of the registrant for the annual meeting of stockholders to be held in 2003 are incorporated by reference into Part III of this report.

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

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), the Company's South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of GPTHL's non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company currently has a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. Effective August 1, 2000, a division of IPS, GPT Cash Systems, acquired all the assets including the service contracts of De La Rue Cash Systems (Proprietary) ("DLR"), the South African wholly owned subsidiary of De La Rue PLC. DLR received cash and a minority interest in GPT Cash Systems. In addition to improving GPT Cash Systems' revenue base of sales and service of the De La Rue product suite, this transaction will provide a base of service operations which will expand and improve upon existing service capabilities, and allow our affiliate to service other business markets, including the South African route market which is expected to commence deployment of gaming machines by early calendar 2003. On January 18, 2001, GPTHL merged its operations with Vukani Gaming Corporation ("Vukani"), (formerly South African Video Gaming Corporation
(Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). By virtue of the agreement, the Company's ownership of GPTHL was reduced from 23.5% to approximately 5%. In March

2002, the Company exercised its right to acquire shares from an existing shareholder, HCI, for $979,000 which increased the Company's ownership to 24.2%.

The Company has a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty. Ltd. ("GPTA"). This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis.

In June 2002, the Company and two other shareholders formed eCash Management Pty. Ltd., an Australian based company. This entity was formed to market, distribute, service and support Automated Teller Machines across Australia and New Zealand. The Company owns a 35% interest in this entity.

Since 1998, the Company owned 70% of Global Payment Technologies (Europe) Limited ("GPT-Europe"). This entity is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe. Effective October 1, 2001, the Company acquired the remaining 30% of the stock of GPT-Europe, for a de minimis amount, from the then operations manager and promoted him to European sales manager.

In April 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus"), a UK-based software company. Abacus has developed a cash management system, of which the Company's validators are a key component, primarily intended to serve the retail market. In addition, the Company and the principal of Abacus have formed Abacus Financial Management, Inc. USA, which is 80% owned by the Company and has the exclusive right to distribute Abacus' product in North America. To date Abacus Financial Management, Inc. USA has not had material operations.

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

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to $16.7 million in fiscal 1996, to $23.9 million in fiscal 1997, to $39.4 million in fiscal 1998, and to its high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at the Company's affiliates. During fiscal 2000 the Company significantly reduced inventory at its affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000. In fiscal 2001, sales increased 43% to $32.2 million primarily as a result of increased demand for our products in both Australia and Russia, as well as the addition of several new customers during the year. In fiscal 2002, sales decreased 14% to $27.7 million as a result of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its Argus gaming validator, certain product issues which have since been resolved, as well as softer worldwide economic conditions.

The Company's international sales amounted to 92%, 90% and 83% of net sales in fiscal 2002, 2001 and 2000, respectively. Management believes the international market for currency validation systems may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which have tended to focus primarily on the broader, higher-volume market using standardized product configurations. Our approach has been effective in the worldwide gaming market and was initially a "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the larger competitors. With the completion and delivery of our Argus(TM) and Aurora products and the imminent launch of our new "Advantage" product, this strategy will continue, and be broadened paying particular attention to markets which have the largest opportunity for growth. The Company has both gained new customers and retained existing customers by their opting to use the Company's products based on its strength internationally and its reputation for working closely to adapt to customers' needs. The Company has and will attempt to continue to strengthen and grow its relationships with the OEMs through joint marketing and advertising efforts and by creating databases and customization, which will allow OEMs an opportunity to seek new potential markets worldwide. Today the Company has in excess of 55 country specific databases, which is one of the largest database libraries in the industry. Further, it plans to build a large library of databases for its new Aurora beverage and vending validator product line. As a result, the Company is in position to gain additional business based on its acceptance as the currency validation standard for a number of growing markets worldwide. By leveraging the Company's international relationships, the Company will seek growth opportunities in the domestic gaming sector, as the United States is viewed as an important target for expansion by several of our major OEM customers. Further, the Company is developing a new product that it believes will allow it to penetrate the domestic gaming market as early as fiscal 2003.

The Company markets its products principally to the OEMs as well as the end-users (i.e., casino operators) who purchase machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company has also provided direct operator technical training and participation in seminars with the Company's OEM customers. By marketing directly to the end-users in conjunction with the OEMs, the Company expects its products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of the Company's competition. In 1999, the Company began to develop programs and plans designed to elevate the level of our customers' product knowledge. Such programs and plans include the development of formally documented maintenance schedules and similar programs to be proposed to customers. These maintenance programs are being offered in coordination with the Company's OEM customers, and are intended to broaden awareness of the Company and its products within the gaming industry and as a result increase sales. Additionally, the Company will be focusing increased marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate itself from the competition. This overall strategy allows the Company's products to continue to demonstrate the high level of performance and quality achieved in many markets throughout the world.

The Company's strategy for the significantly larger worldwide beverage and vending industry will be very similar to that which has been successful in the gaming marketplace. The Company successfully completed its field trials for its new beverage and vending product called Aurora in September 2002. In fiscal 2003, the Company plans to vigorously market and sell its new vending product through its already existing distribution channels, as well as through the creation of additional alliances and sales channels to further penetrate this market. The Company has already booked sales of its Aurora product. The beverage and vending industry's annual requirement for currency validation equipment is approximately $375 million per annum or three times that of the gaming market. In addition, the successful penetration into the beverage and vending market will allow the Company to achieve a major portion of its diversification strategy and which if successful will reduce the reliance on any one market as well as expand its customer base.

The Company's overall sales and marketing strategy in the worldwide gaming and beverage and vending markets is to deliver a high quality product supported by local sales and service in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia, South Africa, Latin America and Russia where the Company's products are accepted as the industry standard in the gaming market. Also toward this end, the Company has sales and service offices in Las Vegas, Nevada; London, England and Moscow, Russia as well as joint ventures that provide local sales and service in both Australia and South Africa. It also has distributors in Russia, Italy, Southeast Asia, Latin America and the Middle East.

To date, the Company's success has been dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and beverage and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company is currently investigating, and will continue to investigate, such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems. In May 2001, the Company formed a strategic alliance with Smart Card Integrators, Inc., a smart card applications system integrator, to jointly develop new products that combine the attributes of the traditional paper currency validator with the capabilities to process transactions using credit cards, debit cards, and smart cards. This project is currently in development with field trials anticipated as early as fiscal 2003. The Company owns 50% of the joint intellectual property and holds an international distribution agreement.

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $225,000, $150,000 and $225,000 during fiscal 2002, 2001 and 2000, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications, as well as to achieve improvements in technology.

The Company's new product development efforts have been focused on the design of its next generation of validator products, the first of which is Argus(TM). Argus(TM), the Company's new gaming validator, began selling in January 2001. Sales of this new product represented 19% of validator sales in fiscal 2001 and 63% of validator sales in fiscal 2002. In the Summer of 2002, the Company completed the development of its new product designed specifically to address the requirements of the beverage and vending marketplace. The Company then followed with successful field trials during the Summer and Fall of 2002 and has since started receiving sales orders for this new product called "Aurora". Building from its engineering libraries, the Company anticipates the introduction of another new product during early calendar 2003 that will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets. For Argus(TM) and Aurora products, the Company has, since achieving technological feasibility through a detailed program design, capitalized the cost of software coding and development, and reflects the amortization of these costs in cost of sales.

The Company's principal products include three basic validator models (GII, Argus(TM) and Aurora) and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 2000, 2001 and 2002, this shift continued and Generation II and Argus(TM) product line sales accounted for 76%, 89% and 92%, respectively of unit sales. The Argus product has been designed to be a drop-in replacement for Generation II products and is focused toward bringing new technological features to the marketplace. During fiscal 2002, as expected, sales substantially shifted from the Company's Generation II product line to its Argus(TM) product line, and this shift is expected to continue in fiscal 2003. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products and its Generation II products and will continually assess the adequacy of inventory reserves for the anticipated shift in demand towards its new beverage and vending product.

The Model 125 ("M-125") is the Company's first generation multi-country, multi-denominational validator model specifically designed for the beverage and vending industries where its space-saving upstack design makes it popular for use in machines where space is at a premium. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 2000, 2001 and 2002, M-125 sales were primarily in vending applications in Italy, helping to grow the Company's presence and credibility in that important European market. It is expected that this product will begin to be replaced in fiscal 2003 by its new beverage and vending product called Aurora.

The Model 150 ("M-150") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-150 is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities and is United States Postal Service, Department of Gaming Enforcement ("DGE") and Gaming Laboratories, Inc. ("GLI") approved. Due to the growth and acceptance of the Generation II product line, the M-150 product has been substantially reduced and is expected to be completely phased out during 2003.

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

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to 3.35 inches in width), in 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. Argus is equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. In the future, GPT plans to offer with Argus the option of incorporating smart-card and mag-card technologies. Its sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM).

Aurora is the Company's first validator specifically designed for the worldwide beverage and vending industries. Aurora is an injection-molded modular design that can be used in the up-stack or down-stack orientation and uses state of the art optics in its internal sensor system with the Company's patented RGBI optical array. Field trials on this product were completed in September 2002 and orders have since been received for this new product. As with Argus, Aurora is designed to be a one size fits all validator that essentially uses the same hardware for every currency in the world. The future sales of this product are expected to principally replace the Company's M-125 product.

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with the new Argus and Aurora validators. The Company or its authorized service agents will repair or replace any units that require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranteed as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, Russia, Latin America, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2003 as opportunities arise. Over the last three years, the Company's cost of warranting its products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as product performance. Warranty expense for 2002, 2001 and 2000 was $280,000, $145,000 and $328,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts the Company's primary sales and marketing efforts in both the domestic and international markets. The Company has joint ventures providing local sales and service in the key markets of South Africa and Australia and Company-owned sales and service offices in Las Vegas, Nevada and London, England. In addition, the Company has distributors in Southeast Asia, Italy and Latin America. The overall sales and service network provides effective international coverage for the Company's products and customers and reflects the Company's commitment to providing superior service worldwide.

Customer Concentration

During fiscal 2002, the Company's largest customer, GPTA, accounted for approximately 44% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 92% of the Company's revenues, with the remaining 8% primarily from product applications in the beverage and vending industry. The Company anticipates a further reduction of its dependence on its largest customer and the gaming industry by expanding its customer base and by the introduction of its new Aurora validator product for the beverage and vending marketplace. Until such time as the Company achieves significantly less dependence on a few important customers, or expands substantially into the beverage and vending marketplace, it is at risk that lower demand for any one product or market, or a loss of a significant customer, can substantially impact its revenues and net income.

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

As the Company began its transition to the Argus product line in fiscal 2001, it incurred increased costs related to lower volumes on the two product lines. As this transition was substantially completed during fiscal 2002, Argus was expected to be produced in a more efficient manner, lower cost, and at the same time allowing the Company increased flexibility to meet customers' demand. In the fourth quarter of 2002 these improvements were more than offset by the significant reduction in sales and production. With improvements in sales anticipated in fiscal 2003 and further improvements in production and purchasing efficiencies, we anticipate improved margins from both internal manufacturing and selective outsourcing.

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

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coinco. Such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, Ardac, Japan Cash Machines Co., Ltd. ("JCM"), Sanyo, Conlux, Coegis and Cashcode Company, Inc. ("Cashcode") are recognized competitors in the growing international beverage and vending market.

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, the Company competes for gaming machine business with JCM, MEI, Ardac and Cashcode. In the secondary low-value gaming markets, Innovative Technology, Ltd. maintains a significant market share due to this market's price sensitivity and its low-cost approach to this market. The Company has focused its marketing efforts on the higher-priced domestic and international gaming validator business and competes on the basis of service, quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies, as well as a competitive price point.

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

The Company holds ten U.S. patents as follows: design for "Escrow Box for Coin Operated Machines," U.S. Patent No. 0283518 issued April 22, 1986; "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," U.S. Patent No. 4884671 issued December 5, 1989; "Anti-fraud Currency Acceptor," U.S. Patent No. 5259490 issued November 9, 1993; "Bill Accumulating and Stacking Device," U.S. Patent No. 5322275 issued June 21, 1994; "Soft Count Tracking System," U.S. Patent No. 5630755 issued May 20,

1997; "Paper Currency Validator (Side-Looking Sensors)," U.S. Patent No. 5806649 issued September 15, 1998; "Electrical Switch Connectors," U.S. Patent No. 5842879 issued December 1, 1998; "Stacker Mechanism for Stacking Bank Notes" U.S. Patent No. 5899452 issued May 4, 1999; "Apparatus and method for detecting a security feature in a currency note," U.S. Patent No. 6,104,036 issued August 15, 2000; and "Bank Note Validator (RGBI)" U.S. Patent No. 6,223,876 issued May 1, 2001. Certain patents cover technology used in the Company's first, second and third generation validator product lines and the remaining patents cover technology used in certain special models. In addition, on September 30, 1999 the Company filed a reissue application with the U.S. Patent and Trademark Office to amend and broaden the claims of U.S. Patent No. 5630755.

In addition to its U.S. patents and pending applications, the Company has also applied for patent protection in a large number of international markets. If corresponding foreign patents are obtained, the Company believes that these patents could provide important protection for certain technological advantages its validators possess in international markets. However, the Company does not believe that it will be materially and adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. The Company has obtained patents in Australia, New Zealand and South Africa under the Eurasian Patent Convention corresponding to U.S. Patent No. 6,223,876 covering the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned. In addition the Company has obtained a patent in New Zealand corresponding to U.S. Patent No. 5,630,755 covering a system for monitoring and tracking money collected from a gaming machine and the like.

The Company licensed certain patented proprietary technology covered by U.S. Patent No. 5630755 to Ardac, Inc. in 1999. Such license settled a patent infringement suit initiated by the Company and provides for the payment of license fees based on unit sales of certain of Ardac's products.

Although the Company has not received any bona fide claims asserting infringement of the proprietary rights of third parties, there can be no assurances that third parties will not assert such claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or result in protracted or costly litigation.

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

Employees

On January1, 2003, the Company had 155 employees, consisting of 3 executives; 15 sales, and customer service representatives; 33 engineers and software developers, and technical support representatives; 20 materials, quality control and quality assurance personnel; 17 administrative and clerical personnel; and 67 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the Company's dependence on a limited base of customers for a significant portion of sales; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international market in which the Company operates; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the relative strength of the United States currency; the pending commencement of operations for the South African route market; and other risks described in the Company's Securities and Exchange Commission filings.

Item 2. Properties

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2006, at an annual base rental of approximately $321,000 in fiscal 2002, increasing to approximately $372,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future. On March 1, 2002 the Company reduced its leased square footage in Valley Stream, New York, from 2,058 square feet to 1,541 square feet. The lease expires on August 31, 2004 and the annual base net rental is approximately $16,500. This facility houses certain executive functions of the Company. The Company also leases approximately 3,600 square feet in Las Vegas, Nevada, for a term expiring January 31, 2004, at an annual base rental of approximately $47,500 increasing annually to approximately $52,000 in the final year of the term. This facility houses certain sales and service functions of the Company.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

a)    Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2001 and 2002.

                                                            Common Stock
                                                            ------------

      Quarter Ended                                     High             Low
      -------------                                     ----             ---

      December 31, 2000                                 6.50             3.25
      March 31, 2001                                    5.375            2.125
      June 30, 2001                                     3.05             2.20
      September 30, 2001                                4.20             3.00
      December 31, 2001                                 3.90             2.95
      March 31, 2002                                    6.00             3.50
      June 30, 2002                                     6.44             5.35
      September 30, 2002                                7.397            5.46

b)    Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of January 9, 2003, were 1,450 and 45, respectively.

c)    Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS
(In thousands, except earnings per share)

---------------------------------------------------------------------------------------------------------------
Year Ended September 30                      1998            1999          2000             2001         2002
---------------------------------------------------------------------------------------------------------------
Net sales                                  $39,388         $43,896      $ 22,507          $32,161      $ 27,713
Net income (loss)                            3,356(2)        3,962        (1,229)(2)          806          (633)(1)
Diluted earnings (loss) per share (1)          .56             .68          (.22)(3)          .14          (.11)(3)
Total assets (4)                            22,583          26,122        24,460           26,466        24,030
Long- term debt obligations                     --           4,994         3,617            2,800            --
Stockholders' equity                        13,087          17,038        16,795           17,550        17,026

(1) Includes an after-tax gain of $82,000 from the sale of the Company's unconsolidated China affiliate.

(2) Includes an after-tax gain of $225,000 and $221,000 in 1998 and 2000, respectively, from the sale of a portion of the Company's unconsolidated South African affiliate.

(3) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

(4) As described in Note 2 to the consolidated financial statements, the Company, in connection with its fiscal 2002 annual audit, reclassified certain costs previously included in inventory, in the amount of $2,756,000 and $1,528,000 as capitalized software costs, and molds and tooling, respectively, as of September 30, 2001. This reclassification did not affect reported earnings, total assets, or stockholders' equity for any period.

QUARTERLY INFORMATION
(In thousands, except earnings per share)

                                                          Quarter Ended
----------------------------------------------------------------------------------------------
                                      Dec. 31     Mar. 31     June 30     Sept. 30       Year
----------------------------------------------------------------------------------------------
Fiscal 2001

Net sales                              $6,588      $8,389      $8,573      $8,611      $32,161
Gross profit                            2,169       2,749       2,415       2,421        9,754
Net income (loss)                         112         383         181         130          806
Basic earnings (loss) per share           .02         .07         .03         .02          .15
Diluted earnings (loss) per share         .02         .07         .03         .02          .14

----------------------------------------------------------------------------------------------
Fiscal 2002

Net sales                              $8,290      $8,408      $6,503      $4,512      $27,713
Gross profit                            2,123       2,371       1,895         439        6,828
Net income (loss)                         118         126         159      (1,036)        (633)
Basic earnings (loss) per share           .02         .02         .03        (.19)(1)     (.11)(1)
Diluted earnings (loss) per share         .02         .02         .03        (.19)(1)     (.11)(1)

(1) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal year ended September 30, 2002 compared with September 30, 2001

Sales

Net sales for fiscal 2002 decreased by 13.8% to $27.713 million as compared with $32.161 million in fiscal 2001. The sales decrease in fiscal 2002 is primarily due to the results of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its Argus gaming validator, certain Argus product issues, which have since been resolved, as well as softer worldwide economic conditions. Gaming sales decreased 14% to $25.5 million and beverage and vending sales decreased 14% to $2.2 million. Net sales to international customers accounted for 91.7% and 89.6% of net sales in fiscal 2002 and 2001, respectively. This year the Company has substantially transitioned its sales to its new gaming validator, Argus(TM), which represented approximately 63% of its validator sales in fiscal 2002 as compared to 19% in the prior year period. This shift to increased sales of its Argus product line is expected to continue in fiscal 2003. The Company has completed field trials of its new beverage and vending product called "Aurora" and has started receiving orders subsequent to September 30, 2002 for shipment in its first fiscal quarter of 2003.

Gross Profit

Gross profit decreased to $6.828 million, or 24.6% of net sales, in fiscal 2002 as compared with $9.754 million, or 30.3% of net sales, in the prior-year period. This decrease is primarily due to the $4.5 million reduction in sales as well as higher initial purchasing costs and less efficient manufacturing operations relating to new products. Argus accounted for 63% of all validator sales in fiscal year 2002 as compared to 19% in fiscal year 2001. While improvement from lower purchasing costs and manufacturing efficiencies is expected in future periods, margins will be affected by the mix of products as well as sales volumes.

Operating Expenses

Operating expenses in fiscal 2002 increased to $8.783 million, or 31.7% of net sales, as compared with $8.687 million, or 27.0% of net sales, in fiscal 2001. The increase in operating expenses as a percentage of sales is primarily due to the lower sales levels in fiscal 2002. In absolute terms operating expenses increased by $96,000 or 1.1%. This increase of $96,000 was primarily the result of higher warranty, travel, insurance, legal and audit costs, offset, in part, by lower employee related expenses due to reductions in employees. In August 2002, the Company initiated a cost reduction effort which reduced staffing by 14%. The benefits from this initiative will be fully recognized in the first quarter of fiscal year 2003.

Income Taxes

With respect to the provision for income taxes, the effective rate was 59.4% as compared to 21.5% in the prior-year period. This increase in the effective tax rate is the result of the

Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates.

Net Income (Loss)

The net loss for fiscal 2002 was ($633,000), or ($0.11) per share, as compared with net income of $806,000, or $0.14 per share, for fiscal 2001. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for fiscal 2002 and 2001 are the Company's share of net profits of these affiliates of $565,000 and $169,000, respectively. In fiscal 2002 and 2001, equity in income of unconsolidated affiliates includes an increase (decrease) of approximately $250,000 and ($11,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profits on intercompany sales to its affiliates that have (have not then) been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $315,000 and $180,000 for fiscal 2002 and 2001, respectively. This increase is primarily the result of higher sales and profits at the Company's Australian affiliates, including its new eCash joint venture, offset in part by, startup costs incurred by the Company's South African Vukani operations and losses at Abacus Financial Management Systems, Ltd., including the writedown of the Company's net investment totaling $215,000 related to its purchase of the stock, and loans provided to that entity, due to the deterioration in the financial condition of that entity. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. During fiscal 2002, the Company recognized an after-tax gain of $82,000, or $.01 per share, which resulted from the sale of the Company's China affiliate. Excluding the effect of this one-time gain, the net loss was ($715,000), or ($.11) per share.

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

Income Taxes

With respect to the provision for income taxes, the effective rate was 21.5% as compared to 32.2% in the prior-year period. This decrease in the effective tax rate is the result of the Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates.

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

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and, to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and expansion throughout fiscal 2003 and beyond.

On July 15, 1999, the Company entered into a $10 million unsecured long-term credit agreement with The Chase Manhattan Bank. The agreements were comprised of a $4,000,000 five-year term loan, payable in equal monthly installments with a fixed interest rate of 7.66% per annum and a $6,000,000 revolving line of credit ("RLC"). The term of the RLC was three years and outstanding borrowings bore interest at the bank's prime rate, or at the Company's option, for borrowings greater than $500,000, LIBOR plus a range of 125 to 200 basis points. The precise borrowing rate was determined by the Company's financial performance under certain covenants. The Company was in compliance with these covenants at September 30, 2001, and at all times during the fiscal year then ended. As of September 30, 2001, outstanding borrowings under the term loan and RLC were $2,200,000 and $1,400,000, respectively.

On September 10, 2002, the Company entered into a new credit facility with its existing bank. The total facility is $7,000,000 and replaces all existing bank loans. It is secured by the Company's accounts receivable. This facility is comprised of a $3.5 million, three year RLC with interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points, the existing term loan totaling $1,466,654 with a rate of interest of 7.66% plus a range of 0 to 175 basis points, and a new five-year term loan totaling $2,033,000, payable in equal monthly installments with an interest rate of LIBOR plus a range of 150 to 350 basis points. As of September 30, 2002, outstanding borrowings under the term loans and the RLC were $3,433,000 and $0, respectively. As of September 30, 2002 the Company has received a waiver of compliance with certain covenants and is currently discussing with its bank certain potential amendments to its covenants for future periods. While the RLC is long term in its contractual entirety, and approximately 64% of the above mentioned term loans are long term, the Company has classified all loan balances due as short term until such time as the Company either receives amendments of covenants for future periods or anticipates meeting its covenants in the future. The Company is currently in discussions with its bank and expects to again receive a waiver and or amendment to its covenants in the near term; however, no assurance can be given that the Company will be able to do so. The Company has no expectations that the loans will be required to be paid ahead of their scheduled payment dates.

Net cash provided by operating activities amounted to $2,261,000 in fiscal 2002. This amount is due to decreased accounts receivable of $5,242,000, decreased prepaid expenses and other current assets of $291,000, decreased inventory of $10,000 and a net loss for the year, adjusted for non-cash items, of $2,000, offset, in part, by decreased accounts payable of $1,411,000, increased income taxes receivable of $863,000, increased intangible assets of $405,000, decreased accrued expenses and other current liabilities of $336,000 and increased other assets and capitalized software costs of $269,000. Net cash provided by operating activities amounted to $2,533,000 in fiscal 2001. This amount is due to net income for the year, adjusted for non-cash items, of $1,686,000, increased accounts payable of $2,127,000 and decreased income taxes receivable of $674,000, offset, in part, by increased accounts receivable of $1,550,000, decreased prepaid expenses and other current assets of $177,000, increased other assets and capitalized software costs of $162,000, increased inventory of $47,000 and decreased accrued expenses and other liabilities of $18,000. Net cash provided by operating activities amounted to $1,094,000 in fiscal 2000. This amount is due to decreased accounts receivable of $4,095,000, decreased prepaid expenses and other current assets of $158,000 and increased accrued expenses and other liabilities of $22,000, offset, in part, by a net loss, adjusted for non-cash items, of $933,000, increased other assets and capitalized software costs of $859,000, increased income taxes receivables of $674,000, increased inventory of $543,000 and decreased accounts payables of $172,000.

Net cash used in investing activities amounted to $1,608,000 in fiscal 2002 as compared with $1,734,000 in fiscal 2001 and $905,000 in fiscal 2000. The Company provided net fundings and investments in its joint ventures of $1,380,000 (See
Note 3 in the financial statements for a summary of the Company's $979,000 investment in its South African affiliate in fiscal 2002) in fiscal 2002 as compared with $298,000 in fiscal 2001 and $181,000 during fiscal 2000. The outflow of cash from investing activities in fiscal 2002 was offset, in part by $118,000 of cash received from the sale of the Company's investment in its China affiliate (see Note 3 in the financial statements). In addition, during fiscal 2000 the Company recognized a pre-tax gain of $330,000, consisting of $100,000 cash and a note for the balance, from the sale of a portion of the equity in its South African affiliate. Further, the Company received $550,000 in dividend distributions from its Australian affiliate during fiscal 2002. The remaining investing activities of $896,000 in fiscal 2002, $1,436,000 in fiscal 2001 and $824,000 in fiscal 2000 were for the purchase of property and equipment.

Net cash used in financing activities amounted to $118,000 in fiscal 2002, as compared with $909,000 in fiscal 2001 and $283,000 in fiscal 2000. In fiscal 2002 the Company made repayments (net of proceeds) of $155,000 on its credit facilities as compared with net repayments of $858,000 in fiscal 2001 and net borrowings of $1,269,000 in fiscal 2000. In fiscal 2001 the Company used a portion of its loan to repurchase its common stock amounting to $205,000 (69,784 shares). The remaining cash provided by financing activities of $37,000 in fiscal 2002, $154,000 in fiscal 2001 and $986,000 in fiscal 2000 were from the issuance of stock upon the exercise of common stock options and warrants.

Commitments:

The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman (this lease expires in August 2004). The Company also leases various office equipment. At September 30, 2002, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                            Total
                                           (Including
                                           related party      Related party
                                           commitments)       commitments
Fiscal year ending September 30:
2003                                          $423                  33
2004                                           398                  31
2005                                           360                  --
2006                                           278                  --
Thereafter                                      --                  --

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of September 30, 2002, purchase order commitments approximated $3,936,000 and will be used for production requirements up to, and in excess of, six months.

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

Inventory:

Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the net realizable value of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for the introduction of new technology or products by the Company and its competitors. These items, as well as the introduction of new technology on products, could result in future inventory obsolescence.

Software Capitalization Costs:

Based upon achieving technological feasibility through a detailed program design for Argus(TM) and Aurora products, the Company has capitalized the cost of software coding and development of these products, and reflects the amortization of these costs in cost of sales. The annual amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimation of both future sales of products as well as the life of the product are critical estimates that are affected by both internal and external factors that might affect the Company's estimates. If the useful life is reduced, or sales projections fall short of the estimation, amortization expense will increase. Prior to fiscal 2002 the Company recorded these costs in inventory. The Company has reclassified prior year balances in this annual report.

Revenue Recognition:

The Company recognizes revenue upon shipment of products to its customers and the passage of title, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements. With respect to sales to its unconsolidated affiliates, the Company defers its pro rata share of gross profit on those sales until such time as its affiliates sell to a third party customer. The timing of sales to affiliates can have an effect on the Company's recognized profitability.

Warranty Policy:

The Company provides for the estimated cost of product warranty at the time related sales revenue is recognized. Furthermore, the Company warrants that its products are free from defects in material and workmanship for a period of one year, or almost two years relating to its Argus and Aurora products, from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers.

Reserve for Uncollectible Accounts Receivable:

At September 30, 2002, our accounts receivable balance was $6.6 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes or our customers experience financial difficulty our reserve may need to increase.

Investments in Unconsolidated Affiliates:

The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling ownership interests of 50% or less. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments. Accordingly, the Company recognized an impairment loss in fiscal 2002 totaling $215,000 for its net investment in the United Kingdom based Abacus Financial Management Systems Limited affiliate based upon the deterioration in that entity's financial condition.

Long-Lived Assets:

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company reviews its Long-Lived Assets, at least annually, for indicators of impairment or actual impairment events.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realizability of deferred tax assets are dependent upon the Company's future profitability. To the extent the Company experiences continued losses the recoverability of the deferred tax assets may be impaired.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Fiscal 2002 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has assessed, and will continue to assess, ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

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

The Company has a $3.5 million revolving credit facility with borrowings subject to interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $3.5 million, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $35,000.

The Company has investments in privately held unconsolidated foreign companies for the purposes of conducting its business overseas and attaining its strategic objectives. These investments have a net carrying value of $2.4 million and $1.2 million at September 30, 2002 and 2001, respectively. These investments are included in Investments in Unconsolidated Affiliates and are accounted for using the equity method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and forecasts for such companies in assessing the net realizable values of the investments in these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. Accordingly, we recorded $215,000 in impairment losses during the fourth quarter of fiscal 2002.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On July 26, 2002 the Board of Directors of Global Payment Technologies, Inc. (the "Company") dismissed Arthur Andersen LLP ("Andersen") as its independent certified public accountants and appointed KPMG, LLP ("KPMG") to serve in their place. These actions were taken at the recommendation of the Company's Audit Committee.

Andersen had served as the Company's independent public accountants since 1993. None of Andersen's reports on the Company's consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2001 and 2000 and through July 26, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended September 30, 2001 and 2000 and through the date hereof, the Company did not consult KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

Items 10 through 13 inclusive are omitted per General Instruction G (3). The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 2002.

                                     PART IV

Item 14. Controls and Procedures

The Company's management maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In December 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our December 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

            1.    All Financial Statements:

                  Report of Independent Public Accountants (page F-2)

                  Consolidated Balance Sheets as of September 30, 2002 and 2001 (page F-5)

                  Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000 (page F-6)

                  Consolidated Statements of Shareholders' Equity and Comprehensive income for the years ended September 30, 2002, 2001 and 2000 (page F-7)

                  Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000 (page F-8)

                  Notes to Consolidated Financial Statements (page F-9)

            2. Financial statement schedules required to be filed by Item 8 of this Form:

                  Schedule II - Valuation and Qualifying Accounts (page S-1)

                  Schedule III - Financial Statements of Global Payment
                                 Technologies Australia PTY LTD (page S-2)

            3.    Exhibits:

Exhibit No.

3.1               Certificate of Incorporation (2)

3.2               Certificate of Merger (2)

3.3               By-Laws (2)

4.1 Amended and Restated Credit Agreement dated September 10, 2002 between the Company and The Chase Manhattan Bank ("Chase")(7)

4.1(a) Amended and Restated Revolving Credit Note dated September 10, 2002 issued by the Company to Chase (7)

4.1(b) Amended and Restated Term Note A dated September 10, 2002 issued by the Company to Chase (7)

4.1(c)            Term Note B dated September 10, 2002 issue by the Company to
                  Chase (7)

4.1(d) Unlimited Corporate Guaranty dated September 10, 2002 by the Company to Chase(7)

4.1(e) Amended and Restated Limited Corporate Guaranty dated September 10, 2002 by Abacus Financial Management Systems Ltd. USA to Chase (7)

4.1(f)            Security Agreement dated September 10, 2002 by the Company and
                  Chase (7)

4.1(g) Amended and Restated Pledge Agreement dated September 10, 2002 between the Company and Chase (7)

4.1(h) First Amendment and Waiver dated January 13, 2003 to the Credit Agreement dated September 10, 2002 issued to the Company by Chase (7)

10.1              Lease dated October 1, 2000 between the Company and Heartland
                  Associates (5)

10.2              1994 Stock Option Plan (1)

10.3              1996 Stock Option Plan (1)

10.4              2000 Stock Option Plan (3)

10.5 Employment Agreement dated May 1, 2000 between the Company and Thomas McNeill (4)

10.6 Employment Agreement dated July 1, 2001 between the Company and Thomas Oliveri (6)

10.7 Employment Agreement dated September 1, 2001 between the Company and Stephen Katz (6)

21                List of Subsidiaries (7)

23                Consent of Independent Public Accountants (7)

99.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (7)

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (File #333-30829).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

(3) Incorporated by reference to the Company's Proxy Statement for the fiscal year ended September 30, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001

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

                                          Global Payment Technologies, Inc.


                                          By: s/Stephen Katz
                                              -------------------------
                                              Stephen Katz
                                              Chairman of the Board and
                                              Chief Executive Officer

Date: January 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                             Date
    ---------                       -----                             ----

s/Stephen Katz              Chairman of the Board               January 14, 2003
---------------------       and Chief Executive Officer
Stephen Katz


s/Henry B. Ellis            Director                            January 14, 2003
---------------------
Henry B. Ellis


s/Richard Gerzof            Director                            January 14, 2003
---------------------
Richard Gerzof


s/Martin H. Kern            Director                            January 14, 2003
---------------------
Martin H. Kern


s/Thomas McNeill            Vice President, Chief Financial     January 14, 2003
---------------------       Officer and Principal Accounting
Thomas McNeill              Officer

I, Stephen Katz, certify that:

1. I have reviewed this annual report on Form 10-K of Global Payment Technologies, Inc. ("GPT");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. GPT's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for GPT and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to GPT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of GPT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. GPT's other certifying officer and I have disclosed, based on our most recent evaluation, to GPT's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect GPT's ability to record, process, summarize and report financial data and have identified for GPT's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in GPT's internal controls; and

6. GPT's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003                             S/ Stephen Katz
                                                   -----------------------------
                                                   Chairman of the Board and CEO

I, Thomas McNeill, certify that:

1. I have reviewed this annual report on Form 10-K of Global Payment Technologies, Inc. ("GPT");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. GPT's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for GPT and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to GPT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of GPT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. GPT's other certifying officer and I have disclosed, based on our most recent evaluation, to GPT's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect GPT's ability to record, process, summarize and report financial data and have identified for GPT's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in GPT's internal controls; and

6. GPT's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003                              S/ Thomas McNeill
                                                    ----------------------------
                                                    Vice President and CFO

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report                                                                             F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of September 30, 2002 and 2001                                       F-5

     Consolidated Statements of Operations for each of the years in
       the three-year period ended September 30, 2002                                                    F-6

     Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
       for each of the years in the three-year period ended September 30, 2002                           F-7

     Consolidated Statements of Cash Flows for each of the years in
       the three-year period ended September 30, 2002                                                    F-8

     Notes to Consolidated Financial Statements                                                       F-9 to F-26

Additional Financial Information Pursuant to the Requirements of Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves                                         S-1

     Schedule III - Financial Statements of Global Payment Technologies Australia Pty Ltd.(1)             S-2

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

(1)   Included pursuant to Reg. S-X, Rule 3-09

                          Independent Auditors' Report

The Board of Directors and Stockholders
Global Payment Technologies, Inc.:

We have audited the 2002 consolidated financial statements of Global Payment Technologies, Inc., and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Global Payment Technologies, Inc., as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule, before the restatement described in note 2(v) to the consolidated financial statements, in their reports dated November 16, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc., and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 and 2000 financial statements of Global Payment Technologies, Inc. as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 2(v), the fiscal 2001 and 2000 financial statements have been restated for reclassification of certain balance sheet items. We have audited the adjustments that were applied to restate the balance sheet classifications. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Global Payment Technologies, Inc. other than with respect to such adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                                         KPMG LLP

Melville, New York
January 10, 2003

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


                                                  ARTHUR ANDERSEN LLP

Melville, New York
November 16, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP. As described in Note 2 (v), certain prior year balance sheet items have been reclassified and restated.

                   Independent Auditors' Report on Schedule II

To Global Payment Technologies, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Global Payment Technologies, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated November 16, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Schedule of Valuation and Qualifying Accounts) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP

Melville, New York
November 16, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP. As described in Note 2 (v), certain prior year balance sheet items have been reclassified and restated.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                            September 30, 2002, 2001

                (Dollar amounts in thousands, except share data)

                                                                                                2001
                                     Assets                                       2002      (as restated)
                                                                                --------    -------------
Current assets:
    Cash and cash equivalents                                                   $  1,604         1,069
    Accounts receivable, less allowance for doubtful accounts
       of $177 and $169, respectively                                              1,557         3,747
    Accounts receivable from affiliates                                            4,982         7,891
    Inventory, less allowance for obsolescence of $812
       and $980, respectively                                                      5,301         5,499
    Prepaid expenses and other current assets                                        177           468
    Deferred income taxes                                                            836           795
    Income taxes receivable                                                          863            --
                                                                                --------       -------
                Total current assets                                              15,320        19,469
Investments in unconsolidated affiliates                                           2,426         1,247
Property and equipment, net                                                        3,115         2,859
Capitalized software costs                                                         2,678         2,756
Intangible assets                                                                    405            --
Other assets                                                                          86           135
                                                                                --------       -------
                Total assets                                                    $ 24,030        26,466
                                                                                ========       =======
                      Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt                                           $  3,433           800
    Notes payable to bank                                                             79            67
    Accounts payable                                                               2,061         3,482
    Accrued expenses and other current liabilities                                 1,431         1,767
                                                                                --------       -------
                Total current liabilities                                          7,004         6,116
Long-term debt                                                                        --         2,800
                                                                                --------       -------
                Total liabilities                                                  7,004         8,916
                                                                                --------       -------
Commitments and contingencies (Note 12)
Shareholders' equity:
    Common stock, par value $0.01; Authorized 20,000,000 shares;
       issued and outstanding 5,815,100 and 5,806,250 shares, respectively            58            58
    Additional paid-in capital                                                     9,761         9,708
    Retained earnings                                                              8,650         9,283
    Accumulated other comprehensive income                                            56            --
                                                                                --------       -------
                                                                                  18,525        19,049
Less:  treasury stock, at cost,  278,984 shares                                   (1,499)       (1,499)
                                                                                --------       -------
                Total shareholders' equity                                        17,026        17,550
                                                                                --------       -------
                Total liabilities and shareholders' equity                      $ 24,030        26,466
                                                                                ========       =======

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      Consolidated Statements of Operations

                 Years ended September 30, 2002, 2001, and 2000

         (Dollar amounts in thousands, except share and per share data)

                                                                      2002             2001              2000
                                                                  -----------       ----------       ----------
Net sales:
    Non-affiliates                                                $    15,163           14,936           11,083
    Affiliates                                                         12,550           17,225           11,424
                                                                  -----------       ----------       ----------
                                                                       27,713           32,161           22,507
Cost of sales                                                          20,885           22,407           15,719
                                                                  -----------       ----------       ----------
                Gross profit                                            6,828            9,754            6,788
Operating expenses                                                      8,783            8,687            9,251
                                                                  -----------       ----------       ----------
                Income (loss) from operations                          (1,955)           1,067           (2,463)
                                                                  -----------       ----------       ----------
Other income (expense):
    Equity in income of unconsolidated affiliates, net                    565              169              742
    Gain on sale of investment in unconsolidated affiliate                108               --              330
    Interest expense                                                     (290)            (308)            (479)
    Other income                                                           13               99               58
                                                                  -----------       ----------       ----------
                Other income (expense)                                    396              (40)             651
                                                                  -----------       ----------       ----------
                Income (loss) before provision
                   (benefit) for income taxes                          (1,559)           1,027           (1,812)
Provision (benefit) for income taxes                                     (926)             221             (583)
                                                                  -----------       ----------       ----------
                Net income (loss)                                 $      (633)             806           (1,229)
                                                                  ===========       ==========       ==========
Net income (loss) per share:
    Basic                                                         $     (0.11)            0.15            (0.22)
    Diluted                                                             (0.11)            0.14            (0.22)
Common shares used in computing net income (loss)
  per share amounts:
       Basic                                                        5,529,302        5,547,195        5,515,626
       Diluted                                                      5,529,302        5,635,961        5,515,626

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                 Years ended September 30, 2002, 2001, and 2000

                (Dollar amounts in thousands, except share data)

                                                                                   -----------------------
                                                                                         Common stock        Additional
                                                                Comprehensive      -----------------------     paid-in     Retained
                                                                income (loss)        Shares        Amount      capital     earnings
                                                                -------------      -----------    --------   ----------    --------
Balance at September 30, 1999                                                        5,619,125     $    56      $8,570      $ 9,706
   Exercise of common stock options and warrants                                       147,125           2         984           --
   Net loss and comprehensive loss                               $     (1,229)              --          --          --       (1,229)
                                                                 ============      -----------     -------      ------      -------
Balance at September 30, 2000                                                        5,766,250          58       9,554        8,477
   Exercise of common stock options and warrants                                        40,000          --         154           --
   Purchase of treasury stock                                                               --          --          --           --
   Net income and comprehensive income                           $        806               --          --          --          806
                                                                 ============      -----------     -------      ------      -------
Balance at September 30, 2001                                                        5,806,250          58       9,708        9,283
   Net loss                                                              (633)                                                 (633)
   Cumulative translation adjustment of foreign investments                56
                                                                 ------------
   Comprehensive loss                                            $       (577)
                                                                 ============
   Exercise of common stock options, including
     income tax benefits of $16                                                          8,850          --          53           --
                                                                                   -----------     -------      ------      -------
Balance at September 30, 2002                                                        5,815,100     $    58      $9,761      $ 8,650
                                                                                   ===========     =======      ======      =======
                                                                   Accumulated       ----------------------
                                                                      Other              Treasury stock
                                                                  Comprehensive      ----------------------
                                                                      Income          Shares         Amount        Total
                                                                  -------------      --------       -------       --------
Balance at September 30, 1999                                             --         (209,200)      $(1,294)      $ 17,038
   Exercise of common stock options and warrants                          --               --            --            986
   Net loss and comprehensive loss                                        --               --            --         (1,229)
                                                                      ------         --------       -------       --------
Balance at September 30, 2000                                             --         (209,200)       (1,294)        16,795
   Exercise of common stock options and warrants                          --               --            --            154
   Purchase of treasury stock                                             --          (69,784)         (205)          (205)
   Net income and comprehensive income                                    --               --            --            806
                                                                      ------         --------       -------       --------
Balance at September 30, 2001                                             --         (278,984)       (1,499)        17,550
   Net loss                                                               --                                          (633)
   Cumulative translation adjustment of foreign investments               56                                            56

   Comprehensive loss

   Exercise of common stock options, including
     income tax benefits of $16                                           --               --            --             53
                                                                      ------         --------       -------       --------
Balance at September 30, 2002                                         $   56         (278,984)      $(1,499)      $ 17,026
                                                                      ======         ========       =======       ========

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                 Years ended September 30, 2002, 2001, and 2000

                          (Dollar amounts in thousands)

                                                                                           2001          2000
                                                                             2002     (as restated)  (as restated)
                                                                            -------   -------------  -------------
Operating activities:
    Net income (loss)                                                       $  (633)         806       (1,229)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Equity in income of unconsolidated affiliates                         (565)        (169)        (742)
         Gain on sale of investment in unconsolidated affiliate                (108)          --         (330)
         Depreciation and amortization                                        1,037          761          621
         Provision for losses on accounts receivable                            108           66           85
         Provision for inventory obsolescence                                   188          180          518
         Stock option income tax benefit                                         16           --           --
         Deferred income taxes                                                  (41)          42          144
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                        2,082       (1,239)         756
            Decrease (increase) in accounts receivable from affiliates        3,160         (311)       3,339
            Decrease (increase) in inventory                                     10          (47)        (543)
            Decrease (increase) in prepaid expenses and
              other current assets                                              291         (177)         158
            (Increase) decrease in income tax receivable                       (863)         674         (674)
            Increase in intangible assets                                      (405)          --           --
            Increase in other assets and capitalized software costs            (269)        (162)        (859)
            (Decrease) increase in accounts payable                          (1,411)       2,127         (172)
            (Decrease) increase in accrued expenses
              and other liabilities                                            (336)         (18)          22
                                                                            -------       ------       ------
                 Net cash provided by operating activities                    2,261        2,533        1,094
                                                                            -------       ------       ------
Investing activities:
    Purchases of property and equipment                                        (896)      (1,436)        (824)
    Proceeds from sale of investments in unconsolidated affiliates              118           --          100
    Investments in unconsolidated affiliates                                 (1,380)        (298)        (181)
    Distributions from unconsolidated affiliate                                 550           --           --
                                                                            -------       ------       ------
                 Net cash used in investing activities                       (1,608)      (1,734)        (905)
                                                                            -------       ------       ------
Financing activities:
    Repayments of notes payable to bank                                        (155)        (858)      (1,269)
    Purchase of treasury stock                                                   --         (205)          --
    Issuance of stock upon exercise of stock options and warrants                37          154          986
                                                                            -------       ------       ------
                 Net cash used in financing activities                         (118)        (909)        (283)
                                                                            -------       ------       ------
                 Net (decrease) increase in cash and
                    cash equivalents                                            535         (110)         (94)
Cash and cash equivalents at beginning of year                                1,069        1,179        1,273
                                                                            -------       ------       ------
Cash and cash equivalents at end of year                                    $ 1,604        1,069        1,179
                                                                            =======       ======       ======

Cash paid during the year for:
    Interest                                                                $   261          308          386
    Income taxes                                                                 55          250          179

See accompanying notes to consolidated financial statements

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

(1)   Organization and Nature of Business

      (a)   Description of Business

            Global Payment Technologies, Inc. (the Company) was established in 1988. The Company designs, manufactures, and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

            Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's Argus, IDS, M-125, IBS, M-150, and IDUS validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources.

      (b)   Organization and Development of Business

            The Company had a 70% controlling interest in Global Payment Technologies (Europe) Limited (GPT-Europe), which, through the purchase of the remaining 30%, from the minority shareholder, on October 1, 2001, became a wholly owned subsidiary. Neither the acquisition price nor the proforma effect of the acquisition of their remaining interest were material. GPT-Europe is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

            Additionally, the Company has an 80% controlling interest in Abacus Financial Management, Inc. USA (Abacus-USA), which has the exclusive right to distribute the products of Abacus Financial Management Systems Ltd. (Abacus-UK) in North America. Abacus-UK manufactures cash management systems for use in retail applications.

            See note 2(d) and note 3 for a description of the Company's investments in unconsolidated affiliates.

      (c)   Significant Customers

            The Company's largest customers for 2002, 2001, and 2000 represent the following percentages of net sales and accounts receivable, respectively:

                                            2002      2001       2000
                                            ----      ----       ----

            Net sales:
                Customer A                   44%       52%        48%
                Customer B                   16%       15%        11%

            Accounts receivable:
                Customer A                   71%       68%        64%
                Customer B                   11%        9%         2%

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000


            There were no other customers that represented 10% or more of net sales or accounts receivable, respectively, in any of these fiscal years presented.

      (d)   Geographic Areas

            The Company generates revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues:

                                                      Year ended September 30
                                                   ----------------------------
                                                     2002      2001       2000
                                                   -------    ------     ------
                                                          (In thousands)

            Domestic revenues (United States)      $ 2,615     3,375      3,756
                                                   -------    ------     ------

            International revenues:
                Australia                          $ 9,544    16,781     10,312
                Europe                              11,291     8,127      5,577
                All others                           4,263     3,878      2,862
                                                   -------    ------     ------

                                                    25,098    28,786     18,751
                                                   -------    ------     ------

                          Total revenues           $27,713    32,161     22,507
                                                   =======    ======     ======

            All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

(2)   Summary of Significant Accounting and Reporting Policies

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of Global Payment Technologies, Inc., GPT-Europe and Abacus-USA. The accounts of GPT-Europe and Abacus-USA are presented net of the related minority interests (as applicable for each year presented), which are not material. All intercompany balances and transactions have been eliminated in consolidation.

      (b)   Revenue Recognition

                  Non-affiliates

                  The Company recognizes revenue upon shipment of products and passage of title to its non-affiliated customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

                  Affiliates

                  The Company recognizes revenue upon shipment and passage of title, to its affiliated customers, but defers its proportionate share of the related gross profits on product sales until sales are made to the third-party end user (customer), in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" (see
                  (d)).

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      (c)   Shipping and Handling Costs

            The Company records shipping and handling costs billed to customers in net sales and classifies the shipping and handling costs associated with outbound freight in cost of sales.

      (d)   Investments in Unconsolidated Affiliates

            The Company applies the equity method of accounting to its investments in entities where the Company has noncontrolling ownership interests. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. A description of the Company's unconsolidated affiliates and the related transactions between the Company and these affiliates is discussed in note 3.

      (e)   Cash and Cash Equivalents

            Cash equivalents are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows.

      (f)   Inventory

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

      (g)   Property and Equipment

            Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (note 6) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      (h)   Capitalized Software Costs

            In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant software enhancements to existing products are expensed as incurred until technological feasibility has been established. Pursuant to SFAS No. 86, the Company deems technological feasibility to be have been met upon completion of a detail program design. Internally-generated software development costs of $320,000, $372,000 and $898,000 were capitalized during fiscal years 2002, 2001 and 2000, respectively. The Company recorded amortization of $396,000, $119,000 and $0 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the accompanying Consolidated Balance Sheets as of September 30, 2002 and 2001 were $2,678,000 and $2,756,000, respectively.

      (i)   Long-Lived Assets

            The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets, certain identifiable intangibles (including capitalized software costs) and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances, both internally and externally, indicate that the carrying amount of those assets may not be recoverable. The Company did not recognize any impairment adjustments, pursuant to SFAS No. 121, in fiscal 2002, 2001 and 2000.

      (j)   Intangible Assets

            Intangible assets, recorded at cost, represent intellectual property owned by the Company associated with the Company's joint venture with an unrelated third party to develop and distribute a product with the ability to read "smart cards". This intellectual property will be amortized over a five year period.

      (k)   Goodwill

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this standard effective October 1, 2001. The effect of adoption was not material.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      (l)   Research and Development

            Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $225,000, $150,000, and $225,000 in fiscal 2002, 2001 and 2000, respectively.

      (m)   Warranty Policy

            The Company warrants that its products are free from defects in material and workmanship for a period of one or two years, depending on the particular product, from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers (see (b)).

      (n)   Income Taxes

            The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

      (o)   Earnings Per Share

            Net income (loss) per common share amounts (basic EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution (diluted
            EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants. Diluted EPS for fiscal year 2002 and 2000 is the same as basic EPS, as the inclusion of the impact of any common stock equivalents then outstanding, respectively, would be anti-dilutive. Options to purchase 785,947, 802,084 and 709,033 shares of common stock, were not included in the computation of diluted earnings per share for fiscal 2002, 2001 and 2000, respectively, because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the period.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

            A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                        Year ended September 30
                                                              --------------------------------------------
                                                                  2002              2001           2000
                                                              ------------       ---------      ----------
                                                             (In thousands, except share and per share data)
            Numerator:
                Net income (loss) attributable to
                  common stockholders                         $       (633)            806          (1,229)
                                                              ============       =========      ==========
            Denominator:
                Weighted average common shares
                  outstanding - basic                            5,529,302       5,547,195       5,515,626
                Effect of dilutive securities:
                  Stock options and warrants                            --          88,766              --
                                                              ------------       ---------      ----------
                Weighted average common shares
                  outstanding - diluted                          5,529,302       5,635,961       5,515,626
                                                              ============       =========      ==========

            Basic EPS                                         $      (0.11)           0.15           (0.22)
            Diluted EPS                                              (0.11)           0.14           (0.22)

      (p)   Stock-Based Compensation

            The Company applies the provisions of Accounting Principles Board
            (APB) Opinion No. 25, Accounting for Stock Issued to Employees in connection with stock-based compensation granted to employees and directors of the Company. The Company provides the required pro forma disclosures as if the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation was adopted. Any stock-based compensation awards to nonemployees are accounted for using the provisions of SFAS No. 123.

      (q)   Comprehensive Income (Loss)

            SFAS No. 130, Reporting Comprehensive Income requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. For fiscal years 2001 and 2000, the Company's operations did not give rise to material items includable in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income
            (loss) is the same as its net income (loss) for those periods. In fiscal 2002, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investment in unconsolidated

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

            affiliates was $56,000, which is reflected in the accompanying balance sheet and statement of shareholders' equity and comprehensive income (loss).

      (r)   Derivative Instruments

            SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not use derivative instruments or engage in hedging activities.

      (s)   Fair Value of Financial Instruments

            The Company complies with the provisions of SFAS No. 107, Disclosure about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments. The carrying value of all monetary assets and liabilities (including debt for which the accompanying interest rates are tied to existing market conditions) reflected in the accompanying consolidated balance sheets approximated fair value as a result of the short-term nature of such assets and liabilities at September 30, 2002 and 2001, respectively.

      (t)   Segment Reporting

            The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision-maker on a consolidated basis and the Company operates in only one segment. Geographical sales segment data is presented in note 1(d).

      (u)   Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the consolidated financial statements are the allowance for doubtful accounts, recoverability of inventory, capitalized software and provisions for warranties. Actual results could differ from those estimates.

      (v)   Reclassifications and Restatement

            Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation. In addition, in fiscal 2002, the Company reclassified certain costs, previously included in inventory, related to the development of software used in its products and the acquisition of molds and tooling for production. The capitalized software costs of $2,678,000 and $2,756,000, respectively are separately reflected as long-term assets and molds and tooling costs of $1,840,000 and $1,528,000, respectively are included in property and equipment as of September 30, 2002 and

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

            2001, respectively. The amortization of such costs is charged to cost of sales. This reclassification has not changed the Company's net income, total assets or equity for any period.

            The amounts reclassified at September 30, 2001 are as follows:

                                           As reported           As restated
                                           -----------           -----------
            Inventory                         $9,783              $5,499
            Property and equipment             1,331               2,859
            Capitalized software costs            --               2,756

      (w)   Recently Issued Accounting Pronouncements

            In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted SFAS No. 144 as of October 1, 2002; the impact of the adoption was not material to the consolidated financial statements.

            In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

(3)   Unconsolidated Affiliates

            Net sales to unconsolidated affiliates for fiscal year 2002, 2001 and 2000 and accounts receivable from unconsolidated affiliates as of September 30, 2002 and 2001 are as follows:

                                   Net sales - affiliate         Accounts receivable from affiliates as of
                              -------------------------------    -----------------------------------------
                                2002        2001        2000     September 30, 2002     September 30, 2001
                              -------      ------      ------    ------------------     ------------------
            Australia         $12,179      16,724      10,826          4,686                  7,390
            Abacus-UK             137          13           1            131                      7
            South Africa          234         488         597            165                    494
                              -------      ------      ------          -----                  -----
            Total             $12,550      17,225      11,424          4,982                  7,891
                              =======      ======      ======          =====                  =====

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      (a)   Australia

            In fiscal 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. The accompanying consolidated results of operations include the Company's equity in the results of operations of this affiliate in the amounts of $678,000, $224,000, and $848,000 in fiscal 2002, 2001, and 2000, respectively. For fiscal 2002, 2001, and 2000, the Company (reduced) increased its equity in income of unconsolidated affiliates by $250,000, $(11,000), and $597,000, respectively, which amounts represent the gross profit on sales of the Company's products to this affiliate which were (unsold) sold by the affiliate as of fiscal year-end. The Company also received a cash dividend of $550,000 from this affiliate during the fourth quarter of fiscal 2002.

      (b)   Abacus - UK

            In fiscal 1999, the Company acquired a non-controlling 25% interest in Abacus Financial Management Systems Ltd. ("Abacus-UK"). Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. The Company invested $162,000 in this entity to acquire the 25% noncontrolling ownership interest. In fiscal 2002, 2001 and 2000, the Company invested an additional $207,000, $228,000 and $171,000, respectively, in Abacus-UK. The Company's consolidated results of operations for the years ended September 30, 2002, 2001, and 2000 include the Company's equity in the loss of this affiliate of $131,000, $141,000, and $202,000 respectively.

            During the fourth quarter of fiscal 2002, the Company recorded a non-cash charge to operations of $215,000 related to the impairment of its equity-method investment in Abacus-UK, pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This impairment loss, which was considered other than temporary, was due to the deterioration of the financial condition of this entity and is included in equity in income of unconsolidated affiliates, net, in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2002.

      (c)   South Africa

            The Company has a 24.2% non-controlling interest in a South African affiliate, Global Payment Technology Holdings (Proprietary) Limited (GPTHL). This entity is responsible for sales and service of the Company's products in the South African region, on an exclusive basis. GPTHL also has the exclusive rights to distribute products of On-Line Gaming Systems, Inc. In addition, the Company has a 30% interest in International Payment Systems Pty Ltd. (IPS) which has the distribution rights of Ingenico, DeLa Rue and Scan Coin products.

            In fiscal 2001, GPTHL merged its operations with Vukani Gaming Corporation (Vukani), (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. (HCI). Under the terms of the agreement, the Company had the right to substantially increase its ownership upon specified conditions and in the second quarter of fiscal 2002, the Company paid $979,000 to exercise that right and increase its ownership of GPTHL from 5% to 24.2%.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

            The accompanying consolidated results of operations include the Company's equity in the (loss) income of these affiliates in the amounts of $(75,000), $84,000, and $92,000 in fiscal 2002, 2001 and
            2000, respectively. For fiscal 2002, 2001 and 2000, the Company increased its equity in income of unconsolidated affiliates by $0, $0 and $91,000, respectively, which amounts represents the gross profit on sales of the Company's products to these affiliates which have been sold by these affiliates as of fiscal year-end.

      (d)   China

            During the third quarter of fiscal 2002, the Company sold its 50% non-controlling interest in its China-based affiliate. As a result, the Company recorded a gain of $108,000 in the accompanying statement of operations.

(4)   Summary Financial Information

      The following summary financial information reflects the combined interests of GPT Australia and Abacus UK. Such summary financial information has been provided herein based upon the respective individual significance of these unconsolidated affiliates to the consolidated financial information of the Company. Furthermore, based upon its lack of significance to the consolidated financial information of the Company, no summary financial information for South Africa has been provided herein.

                                      As of June 30,
                                      --------------
                                           2002
                                         -------
      Current assets                     $10,603
      Non-current assets                     180
      Current liabilities                  7,876
      Non-current liabilities              1,149
      Net assets                           1,758

                                For the year ended June 30,
                                ---------------------------
                                          2002
                                         -------
      Net sales                          $19,699
      Operating income                       202
      Net income                             527

      The Company's combined share of income from these unconsolidated affiliates (excluding the write-off of Abacus-UK) for the fiscal year ended September 30, 2002 was $547,000.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

(5)   Inventory

      The following is a summary of the composition of inventory:

                                                        September 30
                                                   -----------------------
                                                    2002              2001
                                                   ------            -----
                                                        (In thousands)

      Raw materials                                $3,211            2,547
      Work-in-progress                              1,216            2,285
      Finished goods                                  874              667
                                                   ------            -----

                                                   $5,301            5,499
                                                   ======            =====

(6)   Property and Equipment, Net

      Major classifications of property and equipment are as follows:

                                                                             September 30
                                                                         -------------------
                                                 Useful lives              2002         2001
                                            -------------------------    --------     ------
                                                                            (In thousands)
      Leasehold improvements                Shorter of the life of
                                            the lease or useful life
                                            of asset                     $    271        271
      Furniture and fixtures                3 - 7 years                       617        570
      Machinery and equipment               3 - 10 years                    2,192      1,789
      Tooling and Molds                     7 years                         1,942      1,559
      Computer software                     5 years                           953        938
      Computer hardware                     3 years                           968        920
                                                                         --------     ------
                                                                            6,943      6,047

      Less accumulated depreciation and
          amortization                                                     (3,828)    (3,188)
                                                                         --------     ------

                                                                         $  3,115      2,859
                                                                         ========     ======

      Depreciation and amortization expense was $640,000, $636,000 and $615,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

(7)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                          September 30
                                                       -------------------
                                                        2002          2001
                                                       ------        -----
                                                          (In thousands)

      Compensation and employee benefits               $  240          421
      Warranty costs                                      340          382
      Accrued income taxes and other taxes                259          341
      Administrative and other                            592          623
                                                       ------        -----

                                                       $1,431        1,767
                                                       ======        =====

(8)   Notes Payable to Bank

      At September 30, 2002 and 2001, respectively, the Company had a $79,000 and $67,000 note payable to a bank related to GPT-Europe. The note bears interest at approximately 8% and matures December 31, 2002.

(9)   Current Portion of Long-Term Debt

      Current portion of long-term debt consists of the following at September 30, 2002:

                     Term note A         $  1,400
                     Term note B            2,033
                                         --------

                                         $  3,433
                                         ========

      On September 10, 2002, the Company entered into an Amended and Restated Credit Agreement (the Agreement) with a certain financial institution. The Agreement provides for the existence of two separate term loans and a revolving line of credit with varying interest rates and maturity dates. Furthermore, the Agreement required the maintenance of certain financial covenants of which the Company was not in compliance with as of September 30, 2002. The Company has not received a waiver for such non-compliance which is sufficient for classification of this amount as long-term; accordingly, this amount is classified as current.

      The interest rates and maturities on the two separate term loans and revolving line of credit are as follows:

      Term Note A - This note ($1,399,987 as of 9/30/02) is payable in twenty-two equal monthly installments of $66,667, matures on June 30, 2004, and bears interest at a fixed rate of 7.66% plus a range of 0 to 175 basis points.

      Term Note B - This note ($2,033,000 as of 9/30/02) is payable in sixty monthly installments of $33,883, matures on August 31, 2007 and bears interest at LIBOR plus a range of 150 to 350 basis points.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      Revolving credit loans - This revolving line of credit, which matures September 10, 2005, provides for $3.5 million in revolving credit notes. The revolving credit notes bear interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points.

      All of the above borrowing instruments are secured by all of the Company's accounts receivable and are guaranteed by Abacus -USA, the Company's 80%-owned consolidated affiliate.

      As of September 30, 2002 based on the terms of the Agreement, annual principal maturities for the amount outstanding under the term notes were as follows:

                                                                    Amount
                                                                 ----------

                 Fiscal year ended September 30:
                     2003                                        $    1,200
                     2004                                             1,046
                     2005                                               407
                     2006                                               407
                     2007                                               373
                                                                 ----------

                                                                 $    3,433
                                                                 ==========

(10)  Shareholders' Equity

      (a)   Stock Repurchase

            In June 1998, the board of directors approved a common stock repurchase plan, providing for the purchase of up to 500,000 shares of the Company's common stock. In fiscal 2001, the Company purchased, in a series of transactions, 69,784 shares, of its common stock at an aggregate cost of $205,000.

            Under the Company's existing credit agreement (discussed in note 9), the Company is restricted from repurchasing common stock in the future.

      (b)   Stock Option Plans

            The Company has several stock option plans in effect covering in the aggregate 1,500,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The stock option plans, which expire at varying dates beginning on October 17, 2004 through January 25, 2010, are all administered by the Compensation and Stock Option Committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation and Stock Option Committee of the board of directors and administered in accordance with the stock option plans as approved by the shareholders.

            Incentive stock options granted under these various plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

            under each of the plans to a shareholder owning more than 10% of the outstanding common shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant.

            During fiscal 2000, a total of 162,050 incentive stock options and 51,000 nonqualified options were granted. All options granted in 2000 will become exercisable over varying terms up to five years. Included in this amount are 186,050 five-year options that contain an acceleration clause to as early as two years based upon achievement of specific Company financial performance goals.

            During fiscal 2001, a total of 132,950 incentive stock options and 270,000 nonqualified options were granted. All options granted in 2001 will become exercisable over varying terms up to five years. As part of the aforementioned stock option grants, one executive was granted 30,000 incentive stock options and 270,000 nonqualified options, which both vested upon the grant date of those options.

            During fiscal 2002, a total of 255,200 incentive stock options and 66,000 nonqualified options were granted. All options granted in 2002 will become exercisable over varying terms up to four years.

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

            Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per common share would have been as follows:

                                                                    2002          2001            2000
                                                                  --------       -------         ------
                                                                   (In thousands, except per share data)
             Net income (loss):                   As reported     $   (633)          806         (1,229)
                                                  Pro forma         (1,019)          (99)        (1,574)

             Net income (loss) per
                 common share - basic:            As reported        (0.11)         0.15          (0.22)
                                                  Pro forma          (0.18)        (0.02)         (0.29)

             Net income (loss) per
                 common share - diluted:          As reported        (0.11)         0.14          (0.22)
                                                  Pro forma          (0.18)        (0.02)         (0.29)

            The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

            A summary of the Company's stock option plans as of September 30, 2002, 2001, and 2000, and changes during the years then ended, is presented below.

                                                            2002                       2001                       2000
                                                    --------------------      ---------------------      ----------------------
                                                                Weighted                   Weighted                    Weighted
                                                                 average                    average                    average
                                                                exercise                   exercise                    exercise
                                                    Shares       price          Shares       price         Shares        price
                                                    -------     --------      ---------    --------      ----------    --------
            Outstanding at the beginning of
                year                                880,850       $5.16       1,031,400       $5.54         910,425       $5.66
                  Granted at fair value             321,200        3.73         402,950        3.02         213,050        6.13
                  Forfeited                        (134,600)       6.68        (513,500)       4.34         (71,700)       9.12
                  Exercised                          (8,850)       4.07         (40,000)       3.88         (20,375)       4.83
                                                  ---------                   ---------                   ---------
            Outstanding at end of the
                year                              1,058,600        4.53         880,850        5.16       1,031,400        5.54
                                                  =========                   =========                   =========

            Options exercisable at year end         555,040        4.51         520,670        4.61         628,475        4.49

            Weighted average fair value of
                options granted during the
                year (a)                                          $2.51                       $1.81                       $3.42

      (a) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Year ended September 30
                                                ---------------------------------------------
                                                 2002                2001               2000
                                                -------            -------            -------
            Risk-free interest rates              4.83%              3.12%              5.97%
            Expected lives                      7 years            5 years            5 years
            Expected volatility                     66%                70%                63%
            Expected dividend yields                --                 --                 --

            Summarized information about the Company's stock options outstanding and exercisable at September 30, 2002 is as follows:

                                                            Outstanding                                Exercisable
                                            -----------------------------------------------   ----------------------------
                                                              Weighted     Weighted Average               Weighted Average
                Exercise price range         Options        Average life    Exercise price    Options      Exercise price
            --------------------------      ----------      ------------   ----------------   -------     ----------------
            $2.40 to $4.00                     718,750       $     5.05       $    3.27       363,370       $     3.17
            $4.01 to $6.00                     179,400             4.94            5.61        82,760             5.41
            $6.01 to $8.00                      50,900             3.16            6.84        38,080             6.79
            $8.01 to $10.00                     74,550             4.00            9.11        43,130             9.08
            $10.01 to $12.00                    30,000             3.72           11.56        23,700            11.53
            $12.01 to 14.25                      5,000             2.57           14.25         4,000            14.25
                                             ---------                                        -------
                                             1,058,600             4.82            4.53       555,040             4.51
                                             =========                                        =======

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

(11)  Income Taxes

      The provision for (benefit from) income taxes consists of the following:

                                                              Fiscal years ended September 30
                                                        ------------------------------------------
                                                           2002            2001            2000
                                                        ----------      ---------       ----------
                                                                      (In thousands)
      Current:
          Federal                                       $     (885)           220             (727)
          State and local                                       --             43               --
                                                        ----------      ---------       ----------

                                                              (885)           263             (727)
                                                        ----------      ---------       ----------

      Deferred:
          Federal                                              147            (34)             144
          State and local                                     (188)            (8)              --
                                                        ----------      ---------       ----------

                                                               (41)           (42)             144
                                                        ----------      ---------       ----------

                    Total                               $     (926)           221             (583)
                                                        ==========      =========       ==========

      Significant components of deferred tax assets are as follows:

                                                                      September 30
                                                        ------------------------------------------
                                                           2002            2001            2000
                                                        ----------      ---------       ----------
                                                                      (In thousands)
      Current deferred tax assets:
          Accounts receivable                           $       65             48               66
          Inventory                                            296            286              308
          Accrued expenses and other, net                      257            215              195
          Elimination of gross profit on sales to
            affiliates                                         218            246              268
                                                        ----------      ---------       ----------

                    Current deferred tax asset          $      836            795              837
                                                        ==========      =========       ==========

      The Company's ability to recover the reported amounts of deferred income tax benefit is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred operating losses in the current fiscal year and in fiscal year 2000. Should such losses continue in the future, the Company may determine that it is not likely it will be able to realize the recorded deferred income tax benefit, and a valuation allowance will need to be established that would result in the charge-off of previously reported deferred income tax benefit. However, at this time, management believes (although there can be no assurance) that it is more likely than not that the Company will realize the reported deferred income tax benefit.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                      Fiscal years ended September 30
                                                      -------------------------------
                                                       2002        2001         2000
                                                      -----        ----         -----
      U.S. Federal statutory rate                     (34.0)%      34.0%       (34.0)%
      State income taxes, net of federal benefit       (5.9)        2.1           --
      Impact of foreign operations                    (22.1)      (16.5)          --
      All other, net                                    2.6         1.9          1.9
                                                      -----        ----        -----

              Effective income tax rate               (59.4)%      21.5%       (32.1)%
                                                      =====        ====        =====

(12)   Commitments and Contingencies

      (a)   Minimum Lease Commitments

            The operations of the Company are conducted in leased premises, one of which is leased from an affiliate owned partially by the Company's Chairman (this lease expires in August 2004). The Company also leases various office equipment. At September 30, 2002, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                                             Total
                                                          (including
                                                         related party      Related party
                                                          commitments)       commitments
                                                         -------------        ---------
                                                                   (In thousands)
             Fiscal year ending September 30:
                 2003                                     $       423              33
                 2004                                             398              31
                 2005                                             360              --
                 2006                                             278              --
                 Thereafter                                        --              --

            Total rent expense for all operating leases was $472,000, $511,000, and $525,000 in fiscal 2002, 2001, and 2000, respectively, including $40,000, $101,000, and $152,000, respectively, paid to the related party affiliate. The Company's management believes this lease with the affiliate is on terms which approximate fair market value.

                                                                     (Continued)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                       September 30, 2002, 2001, and 2000

      (b)   Employment Agreements

            The Company has entered into employment agreements with three officers of the Company which expire through the end of fiscal 2004, with minimum compensation requirements as follows (in thousands):

                         Fiscal year ending September 30:
                             2003                              $       335
                             2004                                      280

      (c)   Letter of Credit

            At September 30, 2002, the Company had an outstanding standby letter of credit in the amount of approximately $129,000, which expires on December 31, 2002.

      (d)   Litigation

            The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                                                                     Schedule II

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                  Schedule of Valuation and Qualifying Accounts

              Column A                                 Column B        Column C          Column D      Column E
 ----------------------------------                   ---------       ----------       ------------    ---------
                                                      Balance at      Charged to       Deductions -     Balance
                                                      beginning       costs and         write off        at end
             Description                              of period        expenses        of accounts     of period
 ----------------------------------                   ---------       ----------       ------------    ---------
Allowance for doubtful accounts:
     September 30, 2000                             $       288              85             167             206
     September 30, 2001                                     206              66             103             169
     September 30, 2002                                     169             108             100             177

See accompanying independent auditors' report on Schedule II.

                                                                    Schedule III

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                              Financial Statements

                             June 30, 2002 and 2001

                                Table of Contents

                                                                           Page

Independent Auditors' Report                                                  1

Balance Sheets                                                                2

Statements of Income                                                          3

Statements of Stockholders' equity                                            4

Statements of Cash Flows                                                      5

Notes to Financial Statements                                              6-11

                          Independent Auditors' Report

                          Independent Auditors' Report

The Board of Directors
Global Payment Technologies, Inc

We have audited the accompanying balance sheet of Global Payment Technologies Pty Limited as of June 30, 2002, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies Pty Limited as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


KPMG Sydney
January 10, 2003

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                                  Balance Sheet

                             June 30, 2002 and 2001

                                                                                          2001
                               Assets                                  2002             Unaudited
                                                                   -------------       -----------
Current assets:
    Cash and cash equivalents                                      A$  2,356,150         3,290,702
    Trade accounts receivable, less allowance for doubtful
       accounts of  A$40,000 in 2002 and A$37,555 in 2001              5,110,003         3,720,946
    Inventories                                                       10,667,709        10,842,972
    Deferred Income Taxes                                                344,014           279,418
    Other current assets                                                 196,549            43,696
                                                                    ------------       -----------

                  Total current assets                                18,674,425        18,177,734
                                                                    ------------       -----------
Property, plant and equipment
    Machinery and equipment                                              247,412           153,295

    Less accumulated depreciation and amortization                       (88,853)          (50,919)
                                                                    ------------       -----------
                  Net property, plant and equipment                      158,559           102,376
                                                                    ------------       -----------

                    Total assets                                   A$ 18,832,984        18,280,110
                                                                    ============       ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable to banks                                         A$         --            16,310
    Trade accounts payable                                            12,147,255        13,251,099
    Income taxes payable                                                 319,883           748,196
    Accrued liabilities                                                1,127,982           887,344
                                                                    ------------       -----------
                    Total current liabilities                         13,595,120        14,902,949
                                                                    ------------       -----------

                    Total liabilities                                 13,595,120        14,902,949
                                                                    ------------       -----------

Commitments and contingencies (Note 1)
Stockholders' equity:
    Common stock
       issued and outstanding 20,000 shares in 2002
       and 20,000 shares in 2001                                          20,000            20,000
    Retained earnings                                                  5,217,864         3,357,161
                                                                    ------------       -----------
                    Total stockholders' equity                         5,237,864         3,377,161
                                                                    ------------       -----------

                    Total liabilities and stockholders' equity     A$ 18,832,984        18,280,110
                                                                    ============       ===========

See accompanying notes to consolidated financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                               Statement of Income

                    Years ended June 30, 2002, 2001 and 2000

                                                                        2001               2000
                                                      2002            Unaudited         Unaudited
                                                  ------------       -----------       -----------
Net sales                                        A$ 37,229,261        30,777,423        28,563,211
Cost of goods sold                                  31,522,890        26,836,256        26,407,165
                                                  ------------       -----------       -----------
          Gross profit                               5,706,371         3,941,167         2,156,046

Selling, general and administrative expenses        (1,918,794)       (1,754,276)       (1,025,384)
Related party royalty                               (1,307,783)               --                --
                                                  ------------       -----------       -----------
          Operating income                           2,479,794         2,186,891         1,130,662

Other income (expense):
     Interest income                                   103,216           234,349           216,912
     Interest expense                                  (39,771)          (32,311)               --
     Servicing income                                   90,135            97,909           150,330
     Foreign exchange gain                              45,108           153,802             4,119
                                                  ------------       -----------       -----------
          Income before income taxes                 2,678,482         2,640,640         1,502,023
Income taxes                                          (817,779)         (903,329)         (571,999)
                                                  ------------       -----------       -----------

          Net income                                 1,860,703         1,737,311           930,024
                                                  ============       ===========       ===========

See accompanying notes to consolidated financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                        Statement of Stockholders' Equity

                    Years ended June 30, 2002, 2001 and 2000

                                                                               Total
                                                Common       Retained       stockholders'
                                                stock        earnings          equity
                                               -------      ----------      -------------
Balances at June 30, 1999 (unaudited)         A$20,000       2,141,826       2,161,826
    Net income (unaudited)                          --         930,024         930,024
Dividends declared                                  --      (1,452,000)             --
                                               -------      ----------       ---------
Balances at June 30, 2000 (unaudited)         A$20,000       1,619,850       1,639,850
    Net income (unaudited)                          --       1,737,311       1,737,311
Dividends declared                                  --              --              --
                                               -------      ----------       ---------
Balances at June 30, 2001                       20,000       3,357,161       3,377,161
    Net income                                      --       1,860,703       1,860,703
Dividends declared                                  --              --              --
                                               -------      ----------       ---------

Balances at June 30, 2002                     A$20,000       5,217,864       5,237,864
                                               =======      ==========       =========

See accompanying notes to consolidated financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                             Statement of Cash Flows

                       Years ended June 30, 2002 and 2001

                                                                                                2001             2000
                                                                               2002           Unaudited       unaudited
                                                                           -----------       ----------       ----------
Net income                                                                A$ 1,860,703        1,737,311          930,024
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortisation of property, plant and equipment              34,930           21,965           16,361
    Increase in trade accounts receivable                                   (1,389,057)      (1,852,775)         607,060
    Decrease/(increase) in inventories                                         175,233       (3,713,537)               0
    Decrease in other assets                                                     2,363                0          (78,596)
    Increase/(decrease) in trade accounts payable                           (1,103,844)        (374,452)      (5,901,848)
    Increase/(decrease) in provisions and other accruals                      (329,759)         799,556        8,967,657
    Decrease/(increase) in prepaid expenses                                    (10,744)          32,739         (102,372)
    Decrease/(increase) in deferred tax balance                                (64,596)        (250,590)               0
                                                                           -----------       ----------       ----------

                 Net cash provided by operating activities                    (824,771)      (3,599,783)       4,438,286
                                                                           -----------       ----------       ----------

Cash flows from investing activities:
    Capital expenditures, including interest capitalized                       (93,471)         (77,942)          (6,448)
                                                                           -----------       ----------       ----------

                 Net cash used in investing activities                         (93,471)         (77,942)          (6,448)
                                                                           -----------       ----------       ----------

Cash flows from financing activities:
    Dividends paid                                                                  --               --       (1,452,000)
                                                                           -----------       ----------       ----------

                 Net cash provided by financing activities                          --               --       (1,452,000)
                                                                           -----------       ----------       ----------

                 Net increase (decrease) in cash and cash equivalents         (918,242)      (3,677,725)       2,979,838

Cash and cash equivalents at beginning of year                               3,274,392        6,952,117        3,972,279
                                                                           -----------       ----------       ----------

Cash and cash equivalents at end of year                                  A$ 2,356,150        3,274,392        6,952,117
                                                                           ===========       ==========       ==========

See accompanying notes to consolidated financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                             June 30, 2002 and 2001

(1)   Summary of Significant Accounting Policies and Practices

      (a)   Description of Business

            Global Payment Technologies Australia Pty Ltd (the "Company") operates in the distribution and servicing of payment technologies. During the year the company also sold Automated Teller Machine (ATM) products under an arrangement from eCash Pty Ltd. That arrangement ceased on June 30, 2002. There were no other significant changes in the nature of the Company's principal activities during the financial year.

      (b)   Trade Accounts Receivable

            Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and national economic data. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

            Concentration of credit risk

            The Company's largest customer represented 42% of trade accounts receivable as of June 30, 2002 and 70% of sales for the fiscal year ended June 30, 2002. There were no other customers that represented 10% or more of net sales or trade accounts receivable as of and for the year ended June 30, 2002.

      (c)   Inventories

            Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method for all inventories.

      (d)   Property, Plant and Equipment

            Property, plant and equipment are stated at cost.

            Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 27%.

      (e)   Other Current Assets and Other Assets

            Other assets are comprised of rental bonds, prepaid expenditure, goods and services tax due from the Australian Tax Office and other non trade receivables.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                             June 30, 2002 and 2001

(1)   Summary of Significant Accounting Policies and Practices (cont)

      (f)   Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (g)   Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (h)   Impairment of Long-Lived Assets

            Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

            An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The Company did not recognize any impairment adjustments in fiscal 2002.

      (i)   Revenue Recognition

            The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss. Interest income is recognized as it accrues. Service revenue is recognized as the services are provided.

            During the year the Company sold independent automated teller machines (ATM's) under an arrangement with a related entity, eCash Pty Limited. The Company assumed all the credit risk associated with the sales. The machines were purchased from third parties with the Company assuming all the risks and rewards of ownership of the inventory. An agreed fee of $1,307,738 was paid to eCash Pty Limited as a royalty under the arrangement. Revenues and expenses from the sales under the arrangement have been included in the net sales and cost of sales of the Company on the basis that the Company had legal title to the inventories and assumed the full risk for warranty and bad debts associated with the sales.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                             June 30, 2002 and 2001

(1)   Summary of Significant Accounting Policies and Practices (cont)

      (i)   Revenue Recognition (continued)

            Total sales and cost of sales under the arrangement were $6,252,852 and $4,340,796 respectively. This arrangement, which commenced on July 1, 2001, did not exist prior to the fiscal year ended June 30, 2002.

            On July 1, 2002, the Company ended its sales arrangement with eCash Pty Limited. Inventories on hand at year totaling $1,619,766 were sold at carrying value to eCash Pty Limited. In 2002 the business contributed gross sales of $6,252,852 to the Company.

      (j)   Commitments and Contingencies

            Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

      (k)   Advertising expenses

            Advertising expenses are recognized in the statement of income as incurred.

      (l)   Cash and cash equivalents

            Cash and cash equivalents comprise cash on hand, cash at bank and term deposits with banking institutions. The Term deposits are for a period of 7 days. These have been rolled over since year end. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year end to spot rates at year end with the gain recognized in the Statement of income.

(2)   Income Taxes

      Total income taxes for the three years ended June 30, 2002 consists of:

                                                        Current        Deferred       Total
                                                        -------        --------       -----
           Year ended June 30, 2002                 A$    882,376       (64,597)      817,779

           Year ended June 30, 2001 (unaudited)     A$  1,153,919      (250,590)      903,329

           Year ended June 30, 2000 (unaudited)     A$    560,825        11,174       571,999

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                             June 30, 2002 and 2001

(2)   Income Taxes (continued)

      Income tax expense was $817,779, $903,329 (unaudited) and $571,999 (unaudited) for the years ended June 30, 2002, June 30, 2001 and June 30, 2000, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2001: 34%; 2000: 36%) to pretax income as a result of the following:

                                                                          2001        2000
                                                            2002       Unaudited    Unaudited
                                                          --------     ---------    ---------
Computed "expected" tax expense                         A$ 803,544      897,818      540,728
Increase (reduction) in income taxes resulting from:
    Adjustment to deferred tax assets and
      liabilities for enacted changes in tax
      laws and rates                                        35,931           --           --
    Other, net                                              18,748        5,511       31,270
                                                          --------      -------      -------

                                                        A$ 817,779      903,329      571,999
                                                          ========      =======      =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002 are presented below.

                                                       2002              2001
                                                                       Unaudited
                                                 at 30% tax rate    at 34% tax rate
                                                 ---------------    ---------------
Deferred tax assets:
    Accounts receivable principally due to
       allowance for doubtful accounts              A$  12,000           12,769
    Inventories provisions                             109,955          124,616
    Employee leave entitlements                         25,691           12,013
    Bonus provision                                    132,300           93,500
    Other                                               64,068           36,520
                                                     ---------         --------
             Total gross deferred tax assets           344,014          279,418
Less valuation allowance                                   (--)             (--)
                                                     ---------         --------

             Net deferred tax assets                   344,014          279,418
                                                     ---------         --------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2002.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                             June 30, 2002 and 2001

(3)   Pension and Other Postretirement Benefits

      The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentages of salary plus any additional contributions included in employee's employment agreement. The company contributed A$79,740 and A$46,964 during fiscal years 2002 and 2001 respectively to the fund. There were no contributions outstanding at year end.

      The Company does not sponsor any other post employment benefits for its employees.

(4)   Accrued Liabilities

                                                           2002           2001
                                                                       unaudited

      Goods and services tax payable                  A$   312,173      185,595
      Accrued expenses                                     590,172      526,416
      Provision for employee leave                          85,637       35,333
      Other provisions                                      65,000       65,000
      Warranty provision                                    75,000       75,000
                                                        ----------      -------
                                                      A$ 1,127,982      887,344
                                                        ==========      =======

(5)   Commitments

      Non cancelable operating lease commitments

      Future operating lease commitments not
      provided for in the financial statements and        2002           2001
      payable:                                                       (unaudited)

      Within one year                                 A$   210,000            0
      One to two years                                     210,000            0
      Two to three years                                   210,000            0
      Three to four years                                  210,000            0
      Later than four years                                      0            0
                                                        ----------      -------
                                                      A$   840,000            0
                                                        ----------      -------

      The Company leases property under a non-cancelable four year operating lease expiring in 2006. There is an option to renew the lease for a further four years at the completion of the lease. The Company has not entered into any capital leases.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                             June 30, 2002 and 2001

(6)   Related parties

      The company is 50% owned by Global Payment Technologies, Inc, a company incorporated in the United States of America. The other 50% is owned by a private trust of which the Managing Director of the company is a beneficiary. During the year, the Company purchased inventories from Global Payment Technologies, Inc. Purchases during year totaled $31,522,890 (2001: $26,836,256).

      During the year the Company entered into an arrangement to sell independent automated teller machines (ATM's) under an arrangement with a related entity, eCash Pty Limited. eCash Pty Limited is owned 35% by Global Payments Technology Inc., 35% by the private trust of the Managing Director of the Company, and 30% by an unrelated third person.

      The Company assumed all the credit risk associated with the sales. The machines were purchased from third parties, independent of eCash Pty Limited and the Company, with the Company assuming all the risks and rewards of ownership of the inventory. An agreed fee of $1,307,738 was paid to eCash Pty Limited as a royalty under the arrangement for the use of eCash's name and its customer and vendor lists. Revenues and expenses from the sales under the arrangement have been included in the net sales and cost of sales of the Company on the basis that the Company had legal title to the inventories and assumed the full risk for warranty and bad debts associated with the sales.

      There were no other transactions with related parties.

(7)   Subsequent events

      A dividend of $2,000,000 was declared and paid on September 12, 2002.