Form 10-K/A
period 2002-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2003-01-27
CIK 933020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                 Commission File
                                 Number 0-25148

                        Global Payment Technologies, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                          11-2974651
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

425B Oser Avenue, Hauppauge, New York                               11788
    (Address of principal offices)                                (Zip Code)

        Registrant's telephone number, including Area Code: 631-231-1177
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                      |X| Yes  |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                      |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange Act Rule 12b-2).
                                                      |_| Yes  |X| No

      The aggregate market value of voting stock held by nonaffiliates of registrant as of January 24, 2003 was approximately $25,100,000.

      The Company had 5,542,416 shares of Common Stock outstanding as of January 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                  INTRODUCTION

This Form 10-K/A amends the registrant's Form 10-K for the fiscal year ended September 30, 2002 by deleting the information contained in Items 10, 11, 12 and 13 of Part III of such form and substituting the following for such Items.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Members of the Board of Directors

The current directors of the Company, their respective Classes and terms of office and biographical information is as set forth below.

Director                                Age       Class      Term Expires at
--------                                ---       -----      ---------------
Richard E. Gerzof                       58        I          2005 Annual Meeting
Stephen Katz                            59        II         2003 Annual Meeting
Martin H. Kern                          61        II         2003 Annual Meeting
Henry B. Ellis                          53        III        2004 Annual Meeting

Biographical Information

      Richard E. Gerzof has been a director of the Company since its inception in 1988. Mr. Gerzof has been a partner of Sun Harbor Manor, a nursing home, since 1974. He has also been a licensed real estate broker since 1982 and was a partner or principal in Sonom Realty Co., a property management and construction firm, from 1974 through 1992. He has also been a partner in the Frank's Steaks Restaurant chain since 1993.

      Stephen Katz has been Chairman of the Board of Directors since September 1996 and Chief Executive Officer and a director of the Company since May 1996. Mr. Katz served as Vice Chairman of the Board of Directors from May 1996 until September 1996. From September 1984 until September 1995 Mr. Katz was Chairman of the Board and Chief Executive Officer, and from September 1984 until September 1993 was President, of Nationwide Cellular Service, Inc., then a publicly traded reseller of cellular telephone services. Since 1992 Mr. Katz has been Chairman of the Board and Chief Executive Officer of Cellular Technical Services Company, Inc., a publicly held company engaged in developing software for the cellular telephone industry.

      Martin H. Kern has been a director of the Company since November 1997. Since 1988 Mr. Kern has been President of Diversified Resources Inc., a management consulting firm specializing in turnarounds and the marketing of consumer products. Prior thereto and for more than five years he was Executive Vice President of The Great Atlantic & Pacific Tea Co., Inc. ("A&P"), and also served as Chairman of the Board/President of Super Market Service Corp. and President of Supermarket Distributing Corp., both A&P operating subsidiaries.

      Henry B. Ellis has been a director of the Company since July 1996. Since 1992 Mr. Ellis has been President and Chief Executive Officer of Bassett California Company, a family-owned real estate holding company located in El Paso, Texas. From June 1992 to February 1994 Mr. Ellis served as Chairman of the Board and Chief Executive Officer of Grayson County State Bank, located in Sherman, Texas. Since 1992 Mr. Ellis has served as a member of the Board of Directors of Bluebonnet Savings Bank, a savings and loan institution located in Dallas, Texas. Since February 2001 Mr. Ellis has also served as a member of the Board of Directors of Cellular Technical Services Company, Inc.

Information about Non-Director Executive Officers

      The following table sets forth certain information with respect to the non-director executive officers of the Company. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name                  Age  Position

Thomas McNeill ....   40   Vice President, Chief Financial Officer and Secretary
Thomas Oliveri ....   44   Vice President, Chief Operating Officer

      Thomas McNeill has been Secretary of the Company since March 1997 and Vice President and Chief Financial Officer of the Company since September 1997. From October 1996 to September 1997 he served as Controller of the Company. From March 1995 through October 1996 Mr. McNeill was Director of Finance for Bellco Drug Corp., a pharmaceutical distribution company. From January 1991 through August 1992 he was Controller and from August 1992 to May 1994 he was Vice President of Operations, for the Marx & Newman Co. division of the United States Shoe Corporation, a manufacturer and distributor of women's footwear.

      Thomas Oliveri has been Vice President, Chief Operating Officer of the Company since November 2000 and was Vice President, Operations from March 1999 to October 2000. He was Director of Operations of the Company from January 1999 to February 1999. From May 1998 to November 1998 he served as Director of Operations for Bennett X-Ray. From December 1995 to May 1998, he served as plant manager and then as general manager of the Cybex division of Lumex, Inc. From May 1993 to November 1995 he served as manager of technical services and then plant manager within the Lumex division of Lumex, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. To the Company's knowledge, based solely on a review of such reports furnished to the Company with respect to its most recent fiscal year, the Company believes that during or with respect to the fiscal year ended September 30, 2002 all reports under Section 16(a) have been timely filed, except that Mr. Katz filed a Form 5 which disclosed a sale of stock in 1998 which should have been reported on a Form 4 in that year.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION
                           Summary Compensation Table

      The following table summarizes the compensation earned for the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the 2002 fiscal year (the "Named Executive Officers"), for services in all capacities to the Company during its 2002, 2001 and 2000 fiscal years.

                                                                                            Long-Term
                                                         Annual Compensation               Compensation
                                                         -------------------               ------------
                                                                                            Securities
         Name and Principal                                                                 Underlying
              Position                            Year         Salary          Bonus          Options
                                                  ----         ------          -----          -------
Stephen Katz .................................    2002        $175,000             --         50,000
     Chairman of the Board and Chief              2001         152,000        $30,000        300,000
     Executive Officer                            2000         150,000             --             --

Thomas McNeill ...............................    2002         158,000             --         30,000
     Vice President, Chief Financial              2001         140,000         40,000         20,000
     Officer                                      2000         115,000             --         15,000

Thomas Oliveri ...............................    2002         175,000             --         30,000
     Vice President, Chief Operating              2001         155,000         40,000         25,000
     Officer                                      2000         135,000             --         20,000

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

                                                                                         Potential Realizable Value
                                                                                         at Assumed Annual Rates of
                                            % of Total                                   Stock Price Appreciation for
                    Number of Securities  Options Granted    Exercise                              Option
                     Underlying Options   to Employees in      Price       Expiration               Term
     Name                  Granted          Fiscal Year      ($/Share)        Date           At 5%          At 10%
Stephen Katz .....        50,000(1)            15.6%           $3.60        12/05/08        $73,000        $171,000
Thomas Oliveri ...        30,000(1)             9.3%           $3.60        12/05/08        $44,000        $102,000
Thomas McNeill ...        30,000(1)             9.3%           $3.60        12/05/08        $44,000        $102,000

----------
(1) The option was awarded at the fair market value of the Company's Common Stock at December 5, 2001, the date of the award, and becomes exercisable in cumulative annual installments of 25% per year on each of the first four anniversaries of the grant date.

                    Aggregated Fiscal Year End Option Values

                       Shares                Number of Securities              Value of Unexercised
                      Acquired              Underlying Unexercised             In-the-Money Options
                         on                       Options at                      September 30,
                      Exercise   Value        September 30, 2002                     2002(1)
      Name               (#)    Realized   Exercisable/Unexercisable       Exercisable/Unexercisable
Stephen Katz .....        0        $0        300,000        50,000        $1,005,000        $141,500
Thomas McNeill ...        0         0         45,125        51,375            38,910         137,280
Thomas Oliveri ...        0         0         32,625        58,875            43,050         129,150

----------
(1) The closing price of the Company's Common Stock as reported on the Nasdaq National Market on September 30, 2002 was $6.43 per share. Value is calculated by multiplying (a) the difference between the closing price and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Compensation of Directors

      Messrs. Ellis and Gerzof were each granted 19,000 stock options for services rendered as directors during the 2002 fiscal year. Mr. Kern was granted 5,000 stock options and paid $13,900 for services rendered as director during the 2002 fiscal year.

Employment Agreements

      Effective September 1, 2001 the Company entered into an agreement with Stephen Katz providing for his employment as the Company's Chief Executive Officer and Chairman of the Board. The agreement provides for a two-year term, with an automatic extension for an additional one-year term beyond the initial two-year term unless and until either the Company or Mr. Katz provides 90 day advance written notice of a desire to terminate the agreement. The agreement provides for a salary at a rate of $175,000 per year and may be increased to a maximum of $225,000 should certain goals, as determined by the Board of Directors, be attained. The agreement also provides for participation in employee benefit plans, the use of an automobile and other fringe benefits.

      Effective July 1, 2001 the Company entered into an agreement with Thomas Oliveri providing for his employment as Vice President and Chief Operating Officer for a three-year term. The agreement provides for a salary at a rate of $175,000 per year and bonuses and stock options as determined by the Board of Directors. The agreement also provides for participation in employee benefit plans and other fringe benefits. If terminated under a change of control event, he would be entitled to earn up to 1.5 times his salary.

      Effective May 1, 2000 the Company entered into an agreement with Thomas McNeill providing for his employment as Vice President and Chief Financial Officer for a two-year term, with an automatic extension for an additional one-year term unless and until either the Company or Mr. McNeill provides 180 day advance written notice of a desire to terminate the agreement. The agreement provides for a salary at a rate of $158,000 per year and bonuses and stock options as determined by the Board of Directors. The agreement also provides for participation in employee benefit plans, the use of an automobile and other fringe benefits. If terminated under a change of control event, he would be entitled to earn up to 1.25 times his salary.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Company's Board of Directors are Henry B. Ellis, Richard E. Gerzof and Martin H. Kern, each of whom is a non-employee director. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2002, certain information as to the Common Stock ownership of each of the Company's directors, each of the Named Executive Officers, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock. Unless otherwise noted, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

                                                     Amount and Nature    Percentage of
                 Name and Address                      Of Beneficial    Outstanding Shares
                                                         Ownership            Owned

Stephen Katz .....................................       738,800(1)           12.6%
    c/o Global Payment Technologies, Inc.
    20 East Sunrise Highway, Suite 201
    Valley Stream, NY 11581

Odyssey Financial Company ........................       335,000               6.0%
    c/o Stephen Katz
    20 East Sunrise Highway, Suite 201
    Valley Stream, NY 11581

Richard E. Gerzof ................................       385,208(2)            6.9%
    161 Sportsman Avenue
    Freeport, NY 11520

William H. Wood ..................................       315,700               5.7%
    621 Farr Shores Drive
    Hot Springs, AR 71913

Thomas McNeill ...................................        55,625(3)            1.0%
    c/o Global Payment Technologies, Inc.
    425B Oser Avenue
    Hauppauge, NY 11788

Henry B. Ellis ...................................        52,593(4)              *
    303 Texas Avenue #15
    El Paso, Texas 79901

                                                     Amount and Nature    Percentage of
                 Name and Address                      Of Beneficial    Outstanding Shares
                                                         Ownership            Owned

Thomas Oliveri ...................................        40,125(5)              *
    c/o Global Payment Technologies, Inc.
    425B Oser Avenue
    Hauppauge, NY 11788

Martin H. Kern ...................................        36,875(6)              *
    c/o Global Payment Technologies, Inc.
    20 East Sunrise Highway, Suite 201
    Valley Stream, NY 11581

All directors and executive officers as a group
(6 persons) ......................................     1,309,226(7)           21.7%

----------
*     Less than 1%

(1) Includes 312,500 shares issuable upon exercise of currently exercisable stock options and 335,000 shares owned of record by Odyssey Financial Company, a partnership of which Mr. Katz is Managing General Partner.

(2) Includes 35,208 shares issuable upon exercise of currently exercisable options.

(3) Includes 52,625 shares issuable upon exercise of currently exercisable options.

(4) Includes 35,708 shares issuable upon exercise of currently exercisable options.

(5) Includes 40,125 shares issuable upon exercise of currently exercisable options.

(6) Includes 24,375 shares issuable upon exercise of currently exercisable options.

(7) Includes 500,541 shares issuable upon exercise of currently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

      The table below sets forth certain information as of the Company's fiscal year ended September 30, 2002 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                                                                                  Number of securities
                                                                                             remaining available for future
                         Number of securities to be             Weighted-average                  issuance under equity
                           issued upon exercise of              exercise price of            compensation plans (excluding
                        outstanding options, warrants          outstanding options,        securities in the first column of
                                 and rights                    warrants and rights                    this table)
                        -----------------------------          --------------------        ---------------------------------
Equity Compensation                 1,058,600                              $4.53                            304,550
plans approved by
security holders

Equity Compensation            Not Applicable                     Not Applicable                     Not Applicable
plans not approved
by security holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company leases approximately 1,541 square feet in Valley Stream, New York, from a company in which Stephen Katz, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a part owner. The lease, which expires August 31, 2004, provides for an annual base rental of $33,000. The Company has the right to cancel the lease after February 28, 2003. The facility houses certain executive functions of the Company. The Company believes that the terms of the lease are fair and reasonable and as favorable to it as could be obtained from unaffiliated third parties.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL PAYMENT TECHNOLOGIES, INC.


                                        By: /S/ Thomas McNeill
                                            ------------------
                                        Name:  Thomas McNeill
                                        Title: Vice President,
                                               Chief Financial Officer

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


Date: January 27, 2003                        S/ Stephen Katz
                                              ---------------
                                        Chairman of the Board and CEO

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

4. GPT's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for GPT and have:

      b) designed such disclosure controls and procedures to ensure that material information relating to GPT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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


Date: January 27, 2003                     S/ Thomas McNeill
                                           -----------------
                                        Vice President and CFO