Form 10-Q
period 2002-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2003-02-11
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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
      YES |X|   NO |_|

Shares of Common Stock outstanding on February 3, 2002                5,542,416

                        Global Payment Technologies, Inc.

                                      Index

PART I. FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
  Item 1.  Financial Statements

           Consolidated Balance Sheets - December 31, 2002 and
                September 30, 2002                                          3

           Consolidated Statements of Income - Three Months ended
                December 31, 2002 and 2001                                  4

           Consolidated Statements of Cash Flows - Three Months ended
                December 31, 2002 and 2001                                  5

           Notes to Consolidated Financial Statements                     6 - 8

  Item 2.  Management's Discussion and Analysis of Financial Condition
                and
           Results of Operations                                          9 - 14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk See Item 2 Above

      Item 4. Controls and Procedures                                      15


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,   September 30,
                                                                                 2002            2002
                                                                                --------       --------
                                                                           (Dollar amounts in thousands,
                                                                                  except share data)
                                                                             (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                   $  1,908       $  1,604
    Accounts receivable, less allowance for doubtful accounts
       of $168 and $177, respectively                                              1,665          1,557
   Accounts receivable from affiliates                                             5,548          4,982
    Inventory, less allowance for obsolescence of $852 and
       $812 respectively                                                           5,292          5,301
    Prepaid expenses and other current assets                                        187            177
    Income taxes receivable                                                          775            863
    Deferred income tax benefit                                                      976            836
                                                                                --------       --------

                 Total current assets                                             16,351         15,320

    Property and equipment, net                                                    3,053          3,115
    Investments in unconsolidated affiliates                                       2,701          2,426
    Capitalized software costs                                                     2,552          2,678
    Intangible assets                                                                385            405
    Other assets                                                                      64             86
                                                                                --------       --------

  Total assets                                                                  $ 25,106       $ 24,030
                                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                           $  4,578       $  3,512
    Accounts payable                                                               2,462          2,061
    Accrued expenses and other current liabilities                                 1,328          1,431
                                                                                --------       --------
     Total current liabilities                                                     8,368          7,004

    Shareholders' equity:
     Common Stock, par value $0.01; Authorized 20,000,000 shares;
       issued and outstanding 5,821,400 and 5,815,100 shares, respectively            58             58
     Additional paid-in capital                                                    9,801          9,761
     Retained earnings                                                             8,310          8,650
     Accumulated other comprehensive income                                           68             56
                                                                                --------       --------
                                                                                  18,237         18,525
         Less: Treasury stock, at cost, 278,984 shares                            (1,499)        (1,499)
                                                                                --------       --------

                  Total shareholders' equity                                      16,738         17,026
                                                                                --------       --------

  Total liabilities and shareholders' equity                                    $ 25,106       $ 24,030
                                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                   Three Months ended December 31,
                                                                   -------------------------------
                                                                       2002              2001
                                                                   -----------       -----------
                                                                   (Dollar amounts in thousands,
                                                                  except share and per share data)
Net sales
  Affiliates                                                       $     3,653       $     3,270
  Non-affiliates                                                         2,307             5,020
                                                                   -----------       -----------
                                                                         5,960             8,290

Cost of sales                                                            4,570             6,167
                                                                   -----------       -----------

Gross profit                                                             1,390             2,123

Operating expenses                                                       2,112             2,052
                                                                   -----------       -----------

(Loss) income from operations                                             (722)               71

Other income (expense):
  Equity in income of unconsolidated affiliates                            207               127
  Interest expense, net                                                    (66)              (75)
                                                                   -----------       -----------
Total other income, net                                                    141                52
                                                                   -----------       -----------
(Loss) income before provision (benefit) for income taxes                 (581)              123

(Benefit) provision for income taxes                                      (241)                5
                                                                   -----------       -----------

Net (loss) income                                                  ($      340)      $       118
                                                                   ===========       ===========

Net income per share:
    Basic                                                          ($      .06)      $       .02
    Diluted                                                        ($      .06)      $       .02
                                                                   ===========       ===========

Common shares used in computing net income per share amounts:
    Basic                                                            5,537,629         5,527,266
                                                                   ===========       ===========
    Diluted                                                          5,537,629         5,569,696
                                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three months ended December 31,
                                                                              2002          2001
                                                                            -------       -------
                                                                        (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                                         ($  340)      $   118
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Equity in income of unconsolidated affiliates                           (207)         (127)
       Depreciation and amortization                                            352           262
       Provision for losses on accounts receivable                               16            16
       Provision for inventory obsolescence                                      45            23
       Deferred income taxes                                                   (140)           --
       Changes in operating assets and liabilities:
             Decrease in accounts receivable                                     17            96
             Increase in accounts receivable from affiliates                   (582)       (1,514)
             Increase in inventory                                              (36)          (45)
             Decrease (increase) in prepaid expenses and other assets            11           (85)
             Decrease in income taxes receivable                                 99            --
             Increase in capitalized software costs                              --          (209)
             Increase in accounts payable                                       401         1,542
             Decrease in accrued expenses and other current liabilities        (102)         (247)
             Decrease in income taxes payable                                    --           (27)
                                                                            -------       -------
NET CASH USED IN OPERATING ACTIVITIES                                          (466)         (197)
                                                                            -------       -------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (144)         (333)
  Distributions from unconsolidated affiliates                                   21            --
 (Investments in) repayments of advances by unconsolidated affiliates          (202)           27
                                                                            -------       -------

NET CASH USED IN INVESTING ACTIVITIES                                          (325)         (306)
                                                                            -------       -------

FINANCING ACTIVITIES:
  Net borrowings of note payable from bank                                    1,066           702
  Proceeds from the exercise of stock options                                    29            --
                                                                            -------       -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,095           702
                                                                            -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       304           199

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,604         1,069
                                                                            -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 1,908       $ 1,268
                                                                            =======       =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                  $    66       $    82
                                                                            =======       =======
  Income taxes                                                              $    --       $    --
                                                                            =======       =======

NON-CASH FINANCING ACTIVITIES
   Tax benefit from exercise of stock options                               $    11       $    --
                                                                            =======       =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2002 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

NOTE B - RECLASSIFICATIONS AND RESTATEMENT

Effective September 30, 2002, the Company reclassified certain costs, previously included in inventory, related to the development of software used in its products and to the acquisition of molds and tooling for production. As a result, the Company's statement of cash flows for the three months ended December 31, 2001 reflects the reclassification of $188,000 and $209,000 in expenditures related to the acquisition of molds and tooling and software costs respectively. This reclassification has not changed the Company's net income
(loss), total assets or equity for any period.

NOTE C - MANAGEMENT ESTIMATES

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

NOTE D - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three months ended December 31, 2001, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for that period.

For the three months ended December 31, 2002, the Company's comprehensive income
(loss) was as follows:

                                     $000
                                     ----
Net (loss)                          $(340)
Other comprehensive
         income (a)                    12
                                    ------
Comprehensive (loss)                $(328)
                                    ======

(a) Consisting of cumulative translation adjustments related to the Company's investments in unconsolidated affiliates. Global Payment Technologies, Inc. Notes to Consolidated Financial Statements December 31, 2002

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE E - NET INCOME PER COMMON SHARE

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) income appears below:

                                                   Three Months Ended                        Three Months Ended
                                                   December 31, 2002                         December 31, 2001
                                            (In thousands, except per share data)  (In thousands, except per share  V
                                            ------------------------------------   -----------------------------------
                                             Net (loss)    Shares       Per Share    Net Income    Shares        Per Share
                                            (Numerator)  (Denominator)   Amounts    (Numerator)   (Denominator)   Amounts
                                            ----------   -------------   -------    ----------    ------------    -------
Net (loss) income                             ($340)                                    $118
                                              -----                                     ----

Basic EPS
Net (loss) income attributable to              (340)        5,537.6      ($   .06)       118         5,527.3      $    .02
Common stock

Effect of dilutive securities
Stock options and warrants                       --              --          (.00)        --            42.4          (.00)
                                              -----         -------      --------       ----         -------      --------

Diluted EPS
Net (loss) income attributable to Common
Stock and assumed option and warrant
exercises                                     ($340)        5,537.6      ($   .06)      $118         5,569.7      $    .02
                                              =====         =======      ========       ====         =======      ========

Options to purchase 150,150 and 756,100 shares of Common Stock in the three months ended December 31, 2002 and December 31, 2001, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the related common shares for this period. Options to purchase 347,506 shares of common stock in the three months ended December 31, 2002 were not included in the computation of diluted EPS because the Company incurred a loss during the period and, accordingly, their inclusion would be anti-dilutive. These options were still outstanding at the end of the related periods.

NOTE F - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES

      Net sales to unconsolidated affiliates for quarters ended December 31, 2002 and 2001 and accounts receivable from unconsolidated affiliates as of December 31, 2002 and 2001 are as follows:

                           Net sales - affiliate            Accounts receivable from affiliates as of
                        --------------------------         --------------------------------------------
                             2002         2001             December 31, 2002          December 31, 2001
                           ---------    ----------         ---------------------    -------------------
       Australia           $  3,344         3,127                      4,990                      8,813
       Abacus-UK                 --            --                        131                          7
       South Africa             309           143                        427                        569
                           ---------    ----------         ------------------       --------------------
       Total               $  3,653         3,270                      5,548                      9,389
                           =========    ==========         ==================       ====================

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE G - SUMMARY FINANCIAL INFORMATION FOR GPT AUSTRALIA PTY LTD AND ECASH PTY
LTD

Summarized financial information for GPT Australia and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars.
                                                              Three Months Ended
                                                              September 30, 2002

Net sales                                                             $5,765,806
Operating income                                                         314,790
Net income                                                               242,486

                                                        As of September 30, 2002

Current assets                                                        $9,053,930
Non-current assets                                                       126,336
Current liabilities                                                    6,703,851
Non-current liabilities                                                       --

Net assets                                                             2,476,415

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

                        Global Payment Technologies, Inc.
                                December 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended December 31, 2002 compared with three months ended December 31, 2001

Sales

Net sales decreased by 28.1%, or $2,330,000, to $5,960,000 in the three months ended December 31, 2002 as compared with $8,290,000 in the comparative prior-year period. The decrease was primarily due to lower demand for the Company's Argus product in Eastern Europe, due principally to product issues, which have since been resolved.

Gross Profit

Gross profit decreased to $1,390,000, or 23.3% of net sales, in the three months ended December 31, 2002 from $2,123,000, or 25.6% of net sales, in the comparative prior-year period. The decrease in gross profit as a percentage of sales was primarily the result of the mix of product sold and higher costs relating to new products, principally higher purchasing costs and less efficient manufacturing operations. This quarter the Company's Argus product accounted for 48.5% of all validator sales as compared to 73.1% in the same prior year period, due to the Company's sale of a significant order of GII products to Latin America. In addition, in accordance with Generally Accepted Accounting Principles, the Company amortized capitalized software development costs related to its products at the greater of straight-line or estimated costs per unit; during the quarter, the Company's lower sales units of Argus resulted in straight-line amortization of Capitalized software costs which exceeded the amortization based on unit sales life by approximately $82,000, thus lowering margins by 1.4%. While improvement from lower purchasing costs and manufacturing efficiencies is expected in the future, our margins will continue to be affected by the mix of products as well as sales volumes.

Operating Expenses

Operating expenses increased to $2,112,000, or 35.4% of net sales, in the three months ended December 31, 2002 as compared with $2,052,000, or 24.8% of net sales, in the comparative prior-year period. This increase of $60,000 in operating expenses is the result of higher engineering costs of $130,000, increased professional fees of $63,000, offset in part by lower staffing costs. While operating expenses increased by $60,000 in absolute dollar terms, this increase as a percentage of sales rose by 10.6%. This rise is primarily due to the 28.1% reduction in sales this quarter as compared to the prior year ago period.

Income Taxes

With respect to the provision for income taxes, the effective rate was 41.5% as compared to 4.1% in the prior-year period. This increase in the effective tax rate is the result of the Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates.

Net (Loss) Income

Net (loss) income for the quarter was ($340,000), or ($0.06) per share, as compared to the $118,000, or $0.02 per share, in the comparative prior-year period. As an extension of its operations, the Company owns non-controlling minority interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended December 31, 2002 and 2001 are the Company's share of net profits of these affiliates of $207,000 and $127,000, respectively. In the three months ended December 31, 2002 and 2001, equity in income of unconsolidated affiliates increased by approximately $125,000 and $50,000, respectively, which represents the recognition of the Company's share of the gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $82,000 and $77,000 for the three months ended December 31, 2002 and 2001, respectively.

                        Global Payment Technologies, Inc.
                                December 31, 2002

Results of Operations - continued

In addition, the Company owns Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, will be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2003 and beyond.

At December 31, 2002, the Company's cash and cash equivalents were $1,908,000 as compared with $1,604,000 at September 30, 2002. On September 10, 2002, the Company entered into a new credit facility with its existing bank. The total facility is $7,000,000 and replaces all existing bank loans. It is secured by the Company's accounts receivable. This facility is comprised of a $3.5 million, three year revolving line of credit "RLC" with interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points, the existing term loan totaling $1,466,654 with a rate of interest of 7.66% plus a range of 0 to 175 basis points, and a new five-year term loan totaling $2,033,000, payable in equal monthly installments with an interest rate of LIBOR plus a range of 150 to 350 basis points. As of December 31, 2002, outstanding borrowings under the term loans and the RLC were $3,178,000 and $1,400,000 respectively. As of December 31, 2002 the Company has received a waiver of compliance with certain covenants and is currently discussing with its bank certain potential amendments to its covenants for future periods. While the RLC is long term in its contractual entirety, and approximately 61% of the above mentioned term loans are long term, the Company has classified all loan balances due as short term until such time as the Company either receives amendments of covenants for future periods or anticipates meeting its current covenants in the future. The Company is currently in discussions with its bank and expects to again receive a waiver and or amendment to its covenants in the near term; however, no assurance can be given that the Company will be able to do so. The Company does not anticipate that the loans will be required to be paid prior to their scheduled payment dates.

Net cash used in operating activities was $466,000 in the three months ended December 31, 2002. This amount is due to net income for the period, adjusted for non-cash items, of ($274,000), increased accounts receivable of $565,000, decreased accrued expenses and other current liabilities of $102,000 and increased inventory of $36,000, offset, in part by, increased accounts payable of $401,000, decreased income taxes receivable of $99,000 and a decrease in prepaid expenses and other assets of $11,000. Net cash used in operating activities was $197,000 in the three months ended December 31, 2001. This amount is due to net income for the period, adjusted for non-cash items, of $292,000 and increased accounts payable of $1,542,000, reduced by, increased Capitalized Software Costs of $209,000, increased accounts receivable of $1,418,000, increased inventory of $45,000, increased prepaid expenses and other assets of $85,000, decreased accrued expenses and other current liabilities of $247,000 and decreased income taxes payable of $27,000.

                        Global Payment Technologies, Inc.
                                December 31, 2002

Liquidity and Capital Resources - continued

Cash used in investing activities for the three months ended December 31, 2002 amounted to $325,000 as compared with $306,000 in the prior-year period. Investments in property and equipment in the three months ended December 31, 2002 amounted to $144,000 as compared with $333,000 in 2001. In addition, the Company advanced its joint ventures $202,000 for working capital purposes in the three months ended December 31, 2002, and received $27,000 in loan repayments from its joint ventures in the three months ending December 31, 2001. The Company also received a dividend distribution of $21,000 from its South African affiliate in the three months ending December 31, 2002. These loans and repayments have been added to or subtracted from the investment in unconsolidated affiliates based on the terms of the related agreements. The Company has investments in three unconsolidated affiliates, all of which are accounted for under the equity method of accounting. In the opinion of management, the Company is not obligated to fund the operations, or guarantee or settle any liabilities, of these unconsolidated affiliates.

Cash provided by financing activities in the three months ended December 31, 2002 consisted of net bank borrowings of $1,066,000 and $29,000 from the exercise of stock options. Cash provided by financing activities in the three months ended December 31, 2001 consisted of net bank borrowings of $702,000.

At December 31, 2002, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows in ($000):

   Fiscal Year   Operating Lease   Related Party Transactions   Debt Repayments
   -----------   ---------------   --------------------------   ---------------
       2003            293                     25                     900
       2004            367                     31                    1,048
       2005            360                                            410
       2006            278                                            410
       2007             -                                             410

In addition to the amounts above, and in the normal course of business, purchase orders are issued which obligate the Company for future inventory purchases. As of December 31, 2002, purchase order commitments approximated $4.2 million and will be used for production requirements up to, and in excess of, six months.

Anticipated cash flows from operations and affiliates, together with existing lines of credit, are believed to be adequate to meet the Company's working capital requirements and service the long-term debt as it matures.

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

                        Global Payment Technologies, Inc.
                                December 31, 2002

Critical Accounting Policies - continued

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

Software Capitalization Costs:

Based upon achieving technological feasibility through a detailed program design for Argus(TM) and Aurora products, the Company has capitalized the cost of software coding and development of these products, and reflects the amortization of these costs in cost of sales. The annual amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimation of both future sales of products as well as the life of the product are critical estimates that are affected by both internal and external factors that might affect the Company's estimates. If the useful life is reduced, or sales projections fall short of the estimation, amortization expense will increase or accelerate.

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

Reserve for Uncollectible Accounts Receivable:

At December 31, 2002, the Company's accounts receivable balance was $7.2 million. The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty our reserve may need to increase.

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

                        Global Payment Technologies, Inc.
                                December 31, 2002

Critical Accounting Policies - continued

Long-Lived Assets:

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company reviews its long-lived assets, at least annually, for indicators of impairment or upon actual impairment events or indicators.

Income Taxes:

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income (loss) mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realizability of deferred tax assets are dependent upon the Company's future profitability. To the extent the Company experiences continued losses the recoverability of its deferred tax assets may be impaired.

Related Party Transactions:

In addition to the related-party transactions described in "Revenue Recognition" and "Investments in Unconsolidated Affiliates", the Company leases space from an entity partially owned by the Company's Chairman and Chief Executive Officer. The Company believes that all such transactions are effected on an arms-length basis. See Note F for a summary of affiliate balances and transactions.

                        Global Payment Technologies, Inc.
                                December 31, 2002

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

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

                        Global Payment Technologies, Inc.
                                December 31, 2002

Item 4. Controls and Procedures

The Company's management maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In January 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our December 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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


                                               Global Payment Technologies, Inc.


                                               By: s/ Thomas McNeill
                                                   -----------------------------
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer

Dated:  February 11, 2003

I, Stephen Katz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Global Payment Technologies, Inc. ("GPT");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. GPT's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for GPT and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to GPT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of GPT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. GPT's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003                            S/ Stephen Katz
                                                   -----------------------------
                                                   Chairman of the Board and CEO

I, Thomas McNeill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Global Payment Technologies, Inc. ("GPT");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. GPT's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for GPT and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to GPT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of GPT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. GPT's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003                            S/ Thomas McNeill
                                                   -----------------------------
                                                   Vice President and CFO