Form 10-Q
period 2003-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2003-05-15
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     YES |X|  NO |_|


Shares of Common Stock outstanding on May 5, 2003                      5,550,516

                                      Global Payment Technologies, Inc.

                                                    Index

PART I. FINANCIAL INFORMATION

                                                                                                 Page Number
                                                                                                 -----------
     Item 1.  Financial Statements

              Consolidated Balance Sheets - March 31, 2003 and September 30, 2002                       3

              Consolidated Statements of Income - Six Months ended March 31, 2003 and 2002              4

              Consolidated Statements of Income - Three Months ended March 31, 2003
                       and 2002                                                                         5

              Consolidated Statements of Cash Flows - Six Months ended March 31, 2003
                       and 2002                                                                         6

              Notes to Consolidated Financial Statements                                              7-12

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  13-19
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk
              See Item 2 Above.

     Item 4.  Controls and Procedures                                                                  20


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                         21

SIGNATURES                                                                                             21

                                       GLOBAL PAYMENT TECHNOLOGIES, INC.

                                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,      September 30,
                                                                                   2003              2002
                                                                                 ---------      -------------
                                                                                (Dollar amounts in thousands,
                                                                                     except  share data)
                                                                                (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $  1,863         $  1,604
    Accounts receivable, less allowance for doubtful accounts
      of $183 and $177, respectively                                                3,026            1,557
    Accounts receivable from affiliates                                             4,826            4,982
    Inventory, less allowance for obsolescence of $688 and
      $812, respectively                                                            5,098            5,301
    Prepaid expenses and other current assets                                         153              177
    Income taxes receivable                                                         1,056              863
    Deferred income taxes - current                                                  --                836
                                                                                 --------         --------
                           Total current assets                                    16,022           15,320

  Property and equipment, net                                                       3,039            3,115
  Investments in unconsolidated affiliates                                          2,920            2,426
  Capitalized software costs                                                        2,426            2,678
  Deferred income taxes - non current                                               1,382             --
  Intangible assets                                                                   365              405
  Other assets                                                                         77               86
                                                                                 --------         --------

       Total assets                                                              $ 26,231         $ 24,030
                                                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                            $  2,875         $  3,512
    Accounts payable                                                                4,134            2,061
    Accrued expenses and other current liabilities                                  1,840            1,431
                                                                                 --------         --------
         Total current liabilities                                                  8,849            7,004

    Long-term debt                                                                  1,500             --
                                                                                 --------         --------
         Total liabilities                                                         10,349            7,004
                                                                                 --------         --------

  Shareholders' equity:
     Common Stock, 20,000,000 shares authorized; $.01 par value;
      5,821,400 and 5,815,100 shares issued and outstanding, respectively              58               58
     Additional paid-in capital                                                     9,801            9,761
     Retained earnings                                                              7,452            8,650
     Accumulated other comprehensive income                                            70               56
                                                                                 --------         --------
                                                                                   17,381           18,525
         Less: Treasury stock, at cost, 278,984 shares                             (1,499)          (1,499)
                                                                                 --------         --------

                  Total shareholders' equity                                       15,882           17,026
                                                                                 --------         --------
  Total liabilities and shareholders' equity                                     $ 26,231         $ 24,030
                                                                                 ========         ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Six Months ended March 31,
                                                         -----------------------------------------
                                                            2003                           2002
                                                         -----------                   -----------
                                                              (Dollar amounts in thousands,
                                                             except share and per share data)
Net sales
  Affiliates                                             $     7,044                   $     7,305
  Non-affiliates                                               5,988                         9,393
                                                         -----------                   -----------
                                                              13,032                        16,698

Cost of sales                                                 10,519                        12,204
                                                         -----------                   -----------

Gross profit                                                   2,513                         4,494

Operating expenses                                             4,677                         4,317
                                                         -----------                   -----------

(Loss) income from operations                                 (2,164)                          177

Other income (expense):
  Equity in income of unconsolidated affiliates                  342                           236
  Interest expense, net                                         (155)                         (143)
                                                         -----------                   -----------
  Total other income                                             187                            93
                                                         -----------                   -----------

(Loss) income before provision for income taxes               (1,977)                          270

(Benefit from) provision for income taxes                       (779)                           26
                                                         -----------                   -----------

Net (loss) income                                        ($    1,198)                  $       244
                                                         ===========                   ===========

Net (loss) income per share:

    Basic                                                ($      .22)                  $       .04
                                                         ===========                   ===========
    Diluted                                              ($      .22)                  $       .04
                                                         ===========                   ===========

Common shares used in computing net (loss) income
per share amounts:
    Basic                                                  5,539,997                     5,527,331
                                                         ===========                   ===========
    Diluted                                                5,539,997                     5,674,733
                                                         ===========                   ===========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months ended March 31,
                                                         ------------------------------------
                                                             2003                    2002
                                                         -----------              -----------
                                                            (Dollar amounts in thousands,
                                                           except share and per share data)
Net sales
  Affiliates                                             $     3,391              $     4,035
  Non-affiliates                                               3,681                    4,373
                                                         -----------              -----------
                                                               7,072                    8,408

Cost of sales                                                  5,949                    6,037
                                                         -----------              -----------

Gross profit                                                   1,123                    2,371

Operating expenses                                             2,565                    2,265
                                                         -----------              -----------

(Loss) income from operations                                 (1,442)                     106

Other income (expense):
  Equity in income of unconsolidated affiliates                  135                      109
  Interest expense, net                                          (89)                     (68)
                                                         -----------              -----------
  Total other income                                              46                       41
                                                         -----------              -----------

(Loss) income before provision for income taxes               (1,396)                     147

(Benefit from) provision for income taxes                       (538)                      21
                                                         -----------              -----------

Net (loss) income                                        ($      858)             $       126
                                                         ===========              ===========

Net (loss) income per share:
    Basic                                                ($      .15)             $       .02
                                                         ===========              ===========
    Diluted                                              ($      .15)             $       .02
                                                         ===========              ===========

Common shares used in computing net (loss) income
per share amounts:
    Basic                                                  5,542,416                5,527,397
                                                         ===========              ===========
    Diluted                                                5,542,416                5,779,771
                                                         ===========              ===========

The accompanying notes are an integral part of these financial statements.

                                         GLOBAL PAYMENT TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                        Six months ended March 31,
                                                                                      ----------------------------
                                                                                        2003                2002
                                                                                      -------              -------
                                                                                      (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                                                   ($1,198)             $   244
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Equity in income of unconsolidated affiliates                                     (342)                (236)
       Depreciation and amortization                                                      703                  530
       Provision for losses on accounts receivable                                         39                   24
       Provision for inventory obsolescence                                               105                   43
       Deferred income taxes                                                             (535)                  33
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                    (1,187)                 500
         Decrease (increase) in inventory                                                  98                 (372)
         Increase in capitalized software costs                                          --                   (245)
         Decrease (increase) in prepaid expenses and other assets                          33                  (75)
       Increase in accounts payable                                                     2,073                  217
         Increase (decrease) in accrued expenses and other current liabilities            409                 (242)
         Increase in income taxes receivable                                             (193)                --
         Decrease in income taxes payable                                                --                    (39)
                                                                                      -------              -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   5                  382
                                                                                      -------              -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals             (336)                (594)
  Distributions from unconsolidated affiliate                                              21                 --
  Investments in unconsolidated affiliates                                               (323)                (874)
                                                                                      -------              -------

NET CASH USED IN INVESTING ACTIVITIES                                                    (638)              (1,468)
                                                                                      -------              -------

FINANCING ACTIVITIES:
  Net borrowings of note payable from bank                                                863                1,100
  Issuance of stock upon exercise of stock options and warrants                            29                    1
                                                                                      -------              -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 892                1,101
                                                                                      -------              -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 259                   15

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,604                1,069
                                                                                      -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 1,863              $ 1,084
                                                                                      =======              =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                            $   158              $   155
                                                                                      =======              =======
  Income taxes                                                                        $  --                $  --
                                                                                      =======              =======

NON-CASH FINANCING ACTIVITIES
  Tax benefit from exercise of stock options                                          $    11              $  --
                                                                                      =======              =======

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2002 consolidated balance sheet which has been derived from audited financial statements and the summary financial information for GPT Australia PTY Limited and eCash PTY Limited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

NOTE B - RECLASSIFICATIONS AND RESTATEMENT

Effective September 30, 2002, the Company reclassified certain costs, previously included in inventory, related to the development of software used in its products and to the acquisition of molds and tooling for production. As a result, the Company's statement of cash flows for the six months ended March 31, 2002 reflects the reclassification of $175,000 and $245,000 in expenditures related to the acquisition of molds and tooling and software costs respectively. This reclassification has not changed the Company's net income (loss), total assets or equity for any period.

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

NOTE D - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the three and six months ended March 31, 2002, the Company's operations did not give rise to material items includable in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for that period.

For the three and six months ended March 31, 2003, the Company's comprehensive income (loss) was as follows:

                                       three months ended 3/31/03               six months ended 3/31/03
                                       --------------------------               ------------------------
$000
----
Net (loss)                                      $(858)                                  $(1,198)
Other comprehensive income (a)                      2                                       14
                                                -----                                   -------
Comprehensive (loss)                            $(856)                                  $(1,184)
                                                ======                                  =======

(a) Consisting of cumulative translation adjustments related to the Company's investments in unconsolidated affiliates.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                       Six Months Ended                             Six Months Ended
                                                         March 31, 2003                              March 31, 2002
                                               (In thousands, except per share data)       (In thousands, except per share data)
                                            ------------------------------------------   -------------------------------------------
                                            Net Income         Shares        Per Share         Net Income      Shares      Per Share
                                            (Numerator)     (Denominator)     Amounts         (Numerator)  (Denominator)    Amounts
                                            -----------     -------------    ---------        -----------  -------------   --------
Net income                                    ($1,198)                                          $   244
                                              -------                                           -------

BASIC EPS

Net income attributable to Common Stock        (1,198)          5,539.9      ($  .22)               244        5,527.3      $   .04
EFFECT OF DILUTIVE SECURITIES
Stock options and warrants                       --                --           --                 --            147.4         --
                                              -------           -------      -------            -------        -------      -------

DILUTED EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     ($1,198)          5,539.9      ($  .22)           $   244        5,674.7      $   .04
                                              =======           =======      =======            =======        =======      =======

                                                        Three Months Ended                           Three Months Ended
                                                          March 31, 2003                               March 31, 2002
                                               (In thousands, except per share data)       (In thousands, except per share data)
                                            ------------------------------------------   -------------------------------------------
                                            Net Income         Shares        Per Share         Net Income      Shares      Per Share
                                            (Numerator)     (Denominator)     Amounts         (Numerator)  (Denominator)    Amounts
                                            -----------     -------------    ---------        -----------  -------------   --------
Net (loss) income                             ($  858)                                          $   126
                                              -------                                           -------

BASIC EPS

Net income attributable to Common Stock          (858)          5,542.4      ($  .15)               126        5,527.4      $   .02
EFFECT OF DILUTIVE SECURITIES

Stock options and warrants                       --               --           --                  --            252.4         --
                                              -------           -------      -------            -------        -------      -------

DILUTED EPS
Net income attributable to Common
Stock and assumed option and warrant
exercises                                     ($  858)          5,542.4      ($  .15)           $   126        5,779.8      $   .02
                                              =======          ========      =======            =======        =======      =======

Options to purchase 273,800 and 273,800 shares of Common Stock in the six months and three months ended March 31, 2003, respectively, and options to purchase 395,700 and 395,700 shares of Common Stock in the six months and three months ended March 31, 2002, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods. Diluted EPS for the six months and three months ended March 31, 2003, is the same as basic EPS, as the inclusion of the impact of any common stock equivalents then outstanding, would be anti-dilutive.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

NOTE F - EMPLOYEE STOCK-BASED COMPENSATION

As of March 31, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended September 30, 2002. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                               Three Months Ended            Six Months Ended
                                                                                   March 31                      March 31
                                                                           -------------------------         ------------------
                                                                             2003               2002           2003        2002
                                                                             ----               ----           ----        ----
                                                                                                (Unaudited)
                                                                                   (In millions, except per share data)
Net earnings attributable to common stock, as reported                     ($  858)             $126         ($1,198)      $244

Deduct: Total stock-based employee compensation expense
           determined under fair value method for all awards,
           net of related tax effects                                         (144)              (96)           (290)      (157)
                                                                           -------               ---          ------       ----

Pro forma net earnings, attributable to common stock                       ($1,002)             $ 30         ($1,488)      $ 87

Earnings per common share:
        Basic - as reported                                                ($  .15)             $.02         ($  .22)      $.04

        Basic - pro forma                                                  ($  .18)             $.01         ($  .27)      $.02

        Diluted - as reported                                              ($  .15)             $.02         ($  .22)      $.04

        Diluted - pro forma                                                ($  .18)             $.01         ($  .27)      $.02


                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

NOTE G - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES

         Net sales to unconsolidated affiliates for the three and six months ended March 31, 2003 and 2002 respectively, and accounts receivable from unconsolidated affiliates as of March 31, 2003 and September 30, 2002 respectively, are as follows:

                                                  Net sales to affiliates
                                                  -----------------------
                                                    Three months ended
                                                   --------------------
                                                   3/31/03      3/31/02
                                                   -------      -------
         Australia                                 $3,293        $3,983
         Abacus-UK                                   --               6
         South Africa                                  98            46
                                                   ------        ------
         Total                                     $3,391        $4,035
                                                   ======        ======

                                                  Net sales to affiliates
                                                  -----------------------
                                                     Six months ended
                                                  ---------------------
                                                  3/31/03       3/31/02
                                                  -------       -------
         Australia                                 $6,637        $7,110
         Abacus-UK                                   --               6
         South Africa                                 407           189
                                                   ------        ------
         Total                                     $7,044        $7,305
                                                   ======        ======


                                  Accounts receivable from affiliates as of
                                ----------------------------------------------
                                   March 31, 2003              Sept. 30, 2002
                                ---------------------   ----------------------
         Australia                            $4,371                   $4,686
         Abacus-UK                               138                      131
         South Africa                            317                      165
         --------------         ---------------------   ----------------------
         Total                                $4,826                   $4,982
         ==============         =====================   ======================

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

NOTE H - SUMMARY FINANCIAL INFORMATION FOR GPT AUSTRALIA PTY LTD AND ECASH PTY
LTD

Summarized financial information for GPT Australia and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars.
                                                               Six Months Ended
                                                              December 31, 2002
                                                              -----------------

Net sales                                                            $12,608,731
Operating income                                                         585,845
Net income                                                               467,880


                                                         As of December 31, 2002
                                                         -----------------------

Current assets                                                       $10,152,298
Non-current assets                                                       177,781
Current liabilities                                                    7,547,024
Non-current liabilities                                                     --
Net assets                                                             2,783,055

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provision of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146 as of January 1, 2003; the impact of the adoption was not material to the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The Financial Accounting Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

NOTE J - ACCRUED WARRANTY OBLIGATIONS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of this interpretation in the current quarter. The adoption of this interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the reporting period:

Beginning Balance as of October 1, 2002                $ 340,053
Deduct: Payments                                        (129,962)
Add: Provision                                            68,449
                                                       ---------
Ending Balance as of March 31, 2003                    $ 278,540
                                                       =========


NOTE K - SUBSEQUENT EVENT: SALE OF A SIGNIFICANT PORTION OF INVESTMENTS IN SOUTH AFRICAN AFFILIATES

In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in the cash handling division of International Payment Systems Pty Ltd. and a major portion of its interest in Global Payment Technologies Holdings (Pty) Ltd. ("GPTHL"), its South African gaming affiliate. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL has been reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company recovering the carrying value of such advances and investments. The Company will account for this remaining investment prospectively on a cost basis.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six months ended March 31, 2003 compared with six months ended March 31, 2002

Sales

Net sales decreased by 22.0%, or $3,666,000, to $13,032,000 in the six months ended March 31, 2003 as compared with $16,698,000 in the comparative prior-year period. This decrease was primarily due to lower demand for the Company's Argus gaming product in Eastern Europe, due principally to product issues, which have since been resolved, and lower sales in other parts of the world, offset in part by increased sales of the Company's beverage and vending products. Sales of the Company's beverage and vending products for the six months ended March 31, 2003 were $2,202,000, or 16.9% of net sales, as compared with $1,252,000, or 7.5% of net sales, in the comparable prior-year period. This increase was the result of the Company's new Aurora beverage and vending product for which sales principally commenced in January 2003. Sales of the Company's gaming products for the six months ended March 31, 2003 were $10,830,000 or 83.1% of net sales, as compared with $15,446,000, or 92.5% of net sales in the comparable prior-year period.

Gross Profit

Gross profit decreased to $2,513,000, or 19.3% of net sales, in the six months ended March 31, 2003 from $4,494,000, or 26.9% of net sales, in the comparative prior-year period. This decrease in gross profit, as a percentage of net sales, was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations on the Company's new beverage and vending product. In this six-month period the Company's new Aurora product accounted for approximately 16.9% of net sales as compared to none in the same prior year-period. While improvement from lower purchasing costs and manufacturing efficiencies is expected in the future, the Company's margins will continue to be affected by the mix of products sold as well as sales volumes.

Operating Expenses

Operating expenses increased to $4,677,000, or 35.9% of net sales, in the six months ended March 31, 2003 as compared with $4,317,000, or 25.9% of net sales, in the comparative prior-year period. This increase of $360,000 includes a $130,000 charge for remaining contractual payments to the Company's former Chairman and CEO, as well as the closing of the Company's Valley Stream office. In addition, the Company had higher engineering costs of $287,000, increased professional fees of $125,000 and increased recruiting costs of $87,000, offset in part by lower staffing costs.

Income Taxes

With respect to the provision for income taxes, the effective rate was 39.4% as compared to 9.6% in the prior-year period. This increase in the effective rate is the result of the Company's change in mix of earnings of its own operations and earnings from its foreign affiliates.

Net Income

Net (loss) income for the six months ended March 31, 2003, was ($1,198,000), or ($0.22) per share, as compared to $244,000, or $0.04 per share, in the comparative prior-year period. As an extension of its operations, the Company owns non-controlling minority interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the six months ended March 31, 2003 and 2002 are the Company's share of net profits of these affiliates of $342,000 and $236,000, respectively. In the six months ended March 31, 2003 and 2002, equity in income of unconsolidated affiliates increased by approximately $165,000 and $100,000, respectively, which represents the recognition of the Company's previously deferred share of the gross profit on intercompany sales to its affiliates that have now been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $177,000 and $136,000 for the six months ended March 31, 2003 and 2002, respectively.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements.

Three months ended March 31, 2003 compared with three months ended March 31,
2002

Sales

Net sales decreased by $1,336,000, to $7,072,000 in the three months ended March 31, 2003 as compared with $8,408,000 in the comparative prior-year period. This decrease was primarily due to lower demand for the Company's Argus gaming product in Eastern Europe, due principally to product issues, which have since been resolved, and decreased sales in South America, offset in part by increased sales of the Company's beverage and vending products. Sales of the Company's beverage and vending products for the three months ended March 31, 2003 were $1,893,000, or 26.8% of net sales, as compared with $687,000, or 8.2% of net sales, in the comparable prior-year period. This increase was the result of the Company's new Aurora beverage and vending product for which sales principally commenced in January 2003. Sales of the Company's gaming products for the three months ended March 31, 2003 were $5,179,000 or 73.2% of net sales, as compared with $7,721,000, or 91.8% of net sales in the comparable prior-year period.

Gross Profit

Gross profit decreased to $1,123,000, or 15.9% of net sales, in the three months ended March 31, 2003 from $2,371,000, or 28.2% of net sales, in the comparative prior-year period. This decrease in gross profit, as a percentage of net sales, was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations on its new beverage and vending product. In this three-month period the Company's new Aurora product accounted for approximately 26.8% of net sales as compared to none in the same prior year-period. While improvement from lower purchasing costs and manufacturing efficiencies is expected in the future, the Company's margins will continue to be affected by the mix of products sold as well as sales volumes.

Operating Expenses

Operating expenses increased to $2,565,000, or 36.3% of net sales, in the three months ended March 31, 2003 as compared with $2,265,000, or 26.9% of net sales, in the comparative prior-year period. This increase of $300,000 includes a $130,000 charge for remaining contractual payments to the Company's former Chairman and CEO, as well as the closing of the Company's Valley Stream office. In addition the Company had higher engineering costs of $140,000, increased professional fees of $79,000 and increased recruiting costs of $90,000, offset in part by lower staffing costs.

Income Taxes

With respect to the provision for income taxes, the effective rate was 38.5% as compared to 14.3% in the prior-year period. This increase in the effective rate is the result of the Company's change in mix of earnings of its own operations and earnings from its foreign affiliates.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net Income

Net (loss) income for the quarter was ($858,000), or ($0.15) per share, as compared with $126,000, or $0.02 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for the three months ended March 31, 2003 and 2002 are the Company's share of net profits of these affiliates of $135,000 and $109,000, respectively. In the three months ended March 31, 2003 and 2002, equity in income of unconsolidated affiliates increased by approximately $40,000 and $50,000, respectively, which represents the recognition of the Company's previously deferred share of the gross profit on sales to its affiliates that have now been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $95,000 and $59,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and new ventures, and to a lesser degree, interest payments on the Company's indebtedness. The Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned expansion throughout fiscal 2003 and beyond.

At March 31, 2003, the Company's cash and cash equivalents were $1,863,000 as compared with $1,604,000 at September 30, 2002. On September 10, 2002, the Company entered into a new credit facility with its existing bank. The total facility was $7,000,000 and replaced all existing bank loans. It is secured by the Company's accounts receivable. This facility is comprised of a $3.5 million, three year revolving line of credit "RLC" with interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points, the existing term loan totaling $1,466,654 with a rate of interest of 7.66% plus a range of 0 to 175 basis points, and a new five-year term loan totaling $2,033,000, payable in equal monthly installments with an interest rate of LIBOR plus a range of 150 to 350 basis points. As of March 31, 2003, outstanding borrowings under the term loans and the RLC were $2,796,000 and $1,500,000 respectively.

In May 2003, the Company reached an agreement with its bank and received a waiver of its covenants for the period ended March 31, 2003. In addition, it amended its credit facility which includes new financial covenants the Company expects it will meet. Further, the Company will use the proceeds of $1,900,000 from the sale of its South African affiliate to pay down its newest term loan and the Revolving line of credit by $1,400,000 and $500,000, respectively. The monthly payments on both term loans will remain the same. In addition, based upon the Company's analysis of its cash flow it reduced its RLC facility from $3.5 million to $2.0 million and has provided the bank additional security in its inventory and cash. The term loans have been classified as a short term liability due to the agreed upon repayment terms. The RLC has been classified as a long term liability because no payments are due within the next twelve months.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash provided by operating activities was $5,000 in the six months ended March 31, 2003. This amount is due to the net loss for the period, adjusted for non-cash items, of ($1,228,000), increased accounts receivable of $1,187,000, and increased income taxes receivable 193,000, reduced by, increased accounts payable of $2,073,000, increased accrued expenses and other current liabilities of $409,000, decreased inventory of $98,000, and decreased prepaid expenses and other assets of $33,000. Net cash provided by operating activities was $382,000 in the six months ended March 31, 2002. This amount is due to net income for the period, adjusted for non-cash items, of $638,000, decreased accounts receivable of $500,000 and increased accounts payable of $217,000, offset, in part by, increased capitalized software costs of $245,000, decreased accrued expenses and other current liabilities of $242,000, increased inventory of $372,000, increased prepaid expenses and other assets of $75,000 and a decrease in income taxes payable of $39,000. As the Company sells its product primarily to international markets, it sells its products on terms generally greater than 30 days. Further the Company has agreements with its affiliates, which extend terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollected accounts.

Cash used in investing activities for the six months ended March 31, 2003 amounted to $638,000 as compared with $1,468,000 in the prior-year period. Investments in property and equipment in the six months ended March 31, 2003 amounted to $336,000 as compared with $594,000 in 2002. In addition, the Company advanced its joint ventures $323,000 in the six months ended March 31, 2003 as compared to net investments of $874,000 in the prior year period. In the six months ended March 31, 2003 the Company received a dividend from its South African affiliate in the amount of $21,000.

Cash provided by financing activities in the six months ended March 31, 2003 consisted of net borrowings of $863,000 and proceeds of $29,000 received from the exercise of stock options. Cash provided by financing activities in the six months ended March 31, 2002 consisted of primarily from net borrowings of $1,100,000.

At March 31, 2003, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows:

                  Fiscal         Operating            Debt
                   Year            Leases          Repayments
                   ----            ------          ----------
                   2003           $195,000         $2,079,000
                   2004            367,000            796,000
                   2005            360,000          1,500,000
                   2006            278,000              --
                   2007               --                --


In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of March 31, 2003, purchase order commitments approximated $9.7 million and will be used for production requirements up to, and in excess of, six months.

The Company has terminated its related party lease and has fully accrued for all obligations from such lease as of March 31, 2003.

Anticipated cash flows from operations and affiliates, together with existing lines of credit, should be adequate to meet the Company's working capital requirements and service the long term debt as it matures.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

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

                        Global Payment Technologies, Inc.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING POLICIES (continued)

RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE:

At March 31, 2003, the Company's accounts receivable balance was $7.9 million. The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty our reserve may need to increase.

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

RELATED PARTY TRANSACTIONS:

In addition to the related-party transactions described in "Revenue Recognition" and "Investments in Unconsolidated Affiliates", the Company leases space, which has been terminated effective August 31, 2003, from an entity partially owned by the Company's former Chairman and Chief Executive Officer. The Company believes that all such transactions are effected on an arms-length basis. See Note F for a summary of affiliate balances and transactions.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provision of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146 as of January 1, 2003; the impact of the adoption was not material to the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The Financial Accounting Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; the Company's dependence on a limited base of customers for a significant portion of sales; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; and other risks described in the Company's Securities and Exchange Commission ("SEC") filings.

                        Global Payment Technologies, Inc.
                                 March 31, 2003



Item 4.  Controls and Procedures

The Company's management maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2003, under the supervision and review of our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits

        Exhibit - 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit - 4.1(i) Amendment and Waiver dated May 14, 2003 to the Credit Agreement dated September 10, 2002 issued to the Company by JP Morgan Chase.

        Exhibit - 4.1(j) Amended and Restated Security Agreement dated May 14, 2003 by the Company and JPMorgan Chase

        Exhibit - 4.1(k) First Note Modification Agreement dated May 14, 2003 by the Company and JP Morgan Chase

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)      Reports on Form 8-K

        On March 20, 2003, the Company filed a Current Report on Form 8-K dated March 19, 2003 under Item 5, announcing that Stephen Katz resigned from his position as the Company's Chief Executive Officer.

        On April 14, 2003, the Company filed a Current Report on Form 8-K dated April 14, 2003 under Item 5, announcing that Edward Seidenberg was appointed as a director of the Company.

        On April 22, 2003, the Company filed a Current Report on Form 8-K dated April 17, 2003 under Item 5, announcing that that the Company sold a significant portion of its South African affiliates for which it received approximately $1.9 million in cash.

        On May 5, 2003, the Company filed a Current Report on Form 8-K dated May 5, 2003 under Item 12 announcing the Company's financial results for the quarter ended March 31, 2003. This filing included the Company's financial statements (balance sheet and income statements).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Global Payment Technologies, Inc.

                                          By:  s/ Thomas McNeill
                                               ---------------------------------
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer


Dated: May 15, 2003

I, Martin Kern, certify that:

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

Date: May 15, 2003                                          S/ Martin H. Kern
                                                            -----------------
                                                            Interim CEO

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

Date: May 15, 2003                                      S/ Thomas McNeill
                                                        -----------------
                                                        Vice President and CFO