Form 10-Q
period 2003-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2003-08-07
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

Shares of Common Stock outstanding on August 1, 2003            5,550,516

                        Global Payment Technologies, Inc.

                                      Index

PART I. FINANCIAL INFORMATION

                                                                                      Page Number
                                                                                      -----------
     Item 1. Financial Statements

             Consolidated Balance Sheets - June 30, 2003 and September 30, 2002            3

             Consolidated Statements of Income - Nine Months ended June 30, 2003
                and 2002                                                                   4

             Consolidated Statements of Income - Three Months ended June 30, 2003
                and 2002                                                                   5

             Consolidated Statements of Cash Flows - Nine Months ended June 30, 2003
                and 2002                                                                   6

             Notes to Consolidated Financial Statements                                   7-12

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       13-18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                   19


     Item 4. Controls and Procedures                                                      19


PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders                          20

     Item 6. Exhibits and Reports on Form 8-K                                             20

SIGNATURES                                                                                20

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,     September 30,
                                                                                2003           2002
                                                                            -----------    ------------
                                                                           (Dollar amounts in thousands,
                                                                                 except share data)
                                                                            (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                 $  1,612       $  1,604
    Accounts receivable, less allowance for doubtful accounts
      of $206 and $177, respectively                                             1,728          1,557
    Accounts receivable from affiliates                                          5,530          4,982
    Inventory, less allowance for obsolescence of $696 and
      $812, respectively                                                         4,008          5,301
    Prepaid expenses and other current assets                                      151            177
    Income taxes receivable                                                        175            863
    Deferred income taxes - current                                                 --            836
                                                                              --------       --------
                           Total current assets                                 13,204         15,320

  Property and equipment, net                                                    2,840          3,115
  Investments in unconsolidated affiliates                                       1,417          2,426
  Capitalized software costs                                                     2,291          2,678
  Deferred income taxes - non - current                                          1,719             --
  Intangible assets                                                                344            405
  Other assets                                                                      81             86
                                                                              --------       --------

       Total assets                                                           $ 21,896       $ 24,030
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                         $  1,094       $  3,512
    Accounts payable                                                             2,912          2,061
    Accrued expenses and other current liabilities                               1,416          1,431
                                                                              --------       --------
         Total current liabilities                                               5,422          7,004

    Long-term debt                                                               1,000             --
                                                                              --------       --------
         Total liabilities                                                       6,422          7,004
                                                                              --------       --------

  Shareholders' equity:
     Common Stock, 20,000,000 shares authorized; $.01 par value;
      5,829,500 and 5,815,100 shares issued and outstanding, respectively           58             58
     Additional paid-in capital                                                  9,843          9,761
     Retained earnings                                                           6,825          8,650
     Accumulated other comprehensive income                                        247             56
                                                                              --------       --------
                                                                                16,973         18,525
         Less: Treasury stock, at cost, 278,984 shares                          (1,499)        (1,499)
                                                                              --------       --------

                  Total shareholders' equity                                    15,474         17,026
                                                                              --------       --------
  Total liabilities and shareholders' equity                                  $ 21,896       $ 24,030
                                                                              ========       ========

The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                  Nine Months ended June 30,
                                                                   2003                2002
                                                                -----------        -----------
                                                                (Dollar amounts in thousands,
                                                               except share and per share data)

Net sales
  Affiliates                                                    $    10,609        $    10,436
  Non-affiliates                                                      9,771             12,765
                                                                -----------        -----------
                                                                     20,380             23,201

Cost of sales                                                        16,678             16,812
                                                                -----------        -----------

Gross profit                                                          3,702              6,389

Operating expenses                                                    6,843              6,492
                                                                -----------        -----------

Loss from operations                                                 (3,141)              (103)

Other income (expense):
  Equity in income of unconsolidated affiliates                         387                631
  Gain on sale of investment in unconsolidated affiliate                 --                108
  Interest expense, net                                                (212)              (207)
                                                                -----------        -----------
  Total other income                                                    175                532
                                                                -----------        -----------

(Loss) income before provision (benefit) for income taxes            (2,966)               429

(Benefit) provision for income taxes                                 (1,141)                26
                                                                -----------        -----------

Net (loss) income                                               $    (1,825)       $       403
                                                                ===========        ===========

Net (loss) income per share:
    Basic                                                       $      (.33)       $       .07
                                                                ===========        ===========
    Diluted                                                     $      (.33)       $       .07
                                                                ===========        ===========

Common shares used in computing net income
per share amounts:
    Basic                                                         5,543,161          5,528,516
                                                                ===========        ===========
    Diluted                                                       5,543,161          5,748,503
                                                                ===========        ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                  Three Months ended June 30,
                                                                   2003                2002
                                                                -----------        -----------
                                                                (Dollar amounts in thousands,
                                                               except share and per share data)

Net sales
  Affiliates                                                    $     3,565        $     3,131
  Non-affiliates                                                      3,783              3,372
                                                                -----------        -----------
                                                                      7,348              6,503

Cost of sales                                                         6,159              4,608
                                                                -----------        -----------

Gross profit                                                          1,189              1,895

Operating expenses                                                    2,166              2,175
                                                                -----------        -----------

Loss from operations                                                   (977)              (280)

Other income (expense):
  Equity in income of unconsolidated affiliates                          45                395
  Gain on sale of investment in unconsolidated affiliate                 --                108
   Interest expense, net                                                (57)               (64)
                                                                -----------        -----------
Total other income, net                                                 (12)               439
                                                                -----------        -----------

(Loss) income before provision (benefit) for income taxes              (989)               159

(Benefit) provision for income taxes                                   (362)                --
                                                                -----------        -----------

Net (loss) income                                               $      (627)       $       159
                                                                ===========        ===========

Net (loss) income per share:
    Basic                                                       $      (.11)       $       .03
                                                                ===========        ===========
    Diluted                                                     $      (.11)       $       .03
                                                                ===========        ===========

Common shares used in computing net income
per share amounts:
    Basic                                                         5,549,491          5,529,794
                                                                ===========        ===========
    Diluted                                                       5,549,491          5,885,855
                                                                ===========        ===========


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine months ended June 30,
                                                                                       2003           2002
                                                                                     --------       --------
                                                                                  (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net (loss) income                                                                  $ (1,825)      $    403
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Gain on sale of unconsolidated affiliate                                            --           (108)
       Equity in income of unconsolidated affiliates                                     (387)          (631)
       Depreciation and amortization                                                    1,083            725
       Provision for losses on accounts receivable                                         63             39
       Provision for inventory obsolescence                                               180             64
       (Increase) decrease in deferred income taxes                                      (883)           115
Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                      (769)         3,624
          Decrease (increase) in inventory                                              1,113           (448)
          Increase in capitalized software costs                                           --           (298)
          Decrease in income taxes receivable                                             710             --
          Decrease (increase) in prepaid expenses and other assets                         31            (86)
        Increase (decrease) accounts payable                                              851           (659)
          Decrease in accrued expenses and other current liabilities                      (15)          (294)
          Decrease in income taxes payable                                                 --           (113)
                                                                                     --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 152          2,333
                                                                                     --------       --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net of proceeds from disposals             (361)          (735)
  Distributions from unconsolidated affiliate                                              21             --
  Investments in unconsolidated affiliates                                               (323)          (866)
  Sale of investment in unconsolidated affiliate                                        1,877            118
                                                                                     --------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     1,214         (1,483)
                                                                                     --------       --------

FINANCING ACTIVITIES:
  Net repayments of note payable to bank                                               (1,418)          (895)
  Issuance of stock upon exercise of stock options                                         60             12
                                                                                     --------       --------

NET CASH USED IN FINANCING ACTIVITIES                                                  (1,358)          (883)
                                                                                     --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        8            (33)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,604          1,069
                                                                                     --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  1,612       $  1,036
                                                                                     ========       ========
CASH PAID DURING THE PERIOD FOR:

Interest                                                                             $    212       $    222
                                                                                     ========       ========
Income taxes                                                                         $     --       $     --
                                                                                     ========       ========
      The accompanying notes are an integral part of these financial statements

NON-CASH FINANCING ACTIVITIES
  Tax benefit from exercise of stock options included in Paid in Capital             $     22       $     --
                                                                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                        Global Payment Technologies, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2002 consolidated balance sheet which has been derived from audited financial statements and the summary financial information for GPT Australia PTY Limited and eCash PTY Limited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

NOTE B - RECLASSIFICATIONS AND RESTATEMENT

Effective September 30, 2002, the Company reclassified certain costs, previously included in inventory, related to the development of software used in its products and to the acquisition of molds and tooling for production. As a result, the Company's statement of cash flows for the nine months ended June 30, 2002 reflects the reclassification of $320,000 and $298,000 in expenditures related to the acquisition of molds and tooling and software costs, respectively. This reclassification has not changed the Company's net income
(loss), total assets or equity for any period.

NOTE C - MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the consolidated financial statements are the allowance for doubtful accounts, recoverability of inventory, capitalized software costs and provisions for warranties. Actual results could differ from those estimates.

NOTE D - COMPREHENSIVE INCOME

The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and nine months ended June 30, 2002, the Company's comprehensive income was the same as net income.

For the three and nine months ended June 30, 2003, the Company's comprehensive loss was as follows:

                                Three months ended 6/30/03   Nine months ended 6/30/03
                                --------------------------   -------------------------
$000
Net loss                                 $  (627)                    $(1,825)
Other comprehensive income (a)               177                         191
                                         -------                     -------
Comprehensive loss                       $  (450)                    $(1,634)
                                         =======                     =======

(a) Consisting of cumulative translation adjustments related to the Company's investments in affiliates.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2003

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income appears below:

                                                          Nine Months Ended                           Nine Months Ended
                                                            June 30, 2003                               June 30, 2002
                                                (In thousands, except per share data)       (In thousands, except per share data)
                                              ----------------------------------------     ---------------------------------------
                                              Net Income        Shares       Per Share     Net Income       Shares       Per Share
                                              (Numerator)    (Denominator)    Amounts      (Numerator)   (Denominator)    Amounts
                                              -----------    -------------    -------      -----------   -------------    -------

Net (loss) income                               $(1,825)                                     $   403
                                                -------                                      -------

Basic EPS
Net (loss) income attributable to                (1,825)        5,543.2        $(.33)            403        5,528.5        $.07
Common Stock
Effect of dilutive securities
Stock options and warrants                           --              --           --              --          220.0          --
                                                -------         -------        -----         -------        -------        ----

Diluted EPS
Net (loss) income attributable to Common
Stock and assumed option and warrant
exercises                                       $(1,825)        5,543.2        ($.33)        $   403        5,748.5        $.07
                                                =======         =======        =====         =======        =======        ====

                                                          Three Months Ended                          Three Months Ended
                                                            June 30, 2003                               June 30, 2002
                                                (In thousands, except per share data)       (In thousands, except per share data)
                                              ----------------------------------------     ---------------------------------------

                                              Net Income        Shares       Per Share     Net Income       Shares       Per Share
                                              (Numerator)    (Denominator)    Amounts      (Numerator)   (Denominator)    Amounts
                                              -----------    -------------    -------      -----------   -------------    -------

Net (loss) income                               $  (627)                                     $   159
                                                -------                                      -------

Basic EPS
Net (loss) income attributable to                  (627)        5,549.5        $(.11)            159        5,529.8        $.03
Common Stock
Effect of dilutive securities
Stock options and warrants                           --              --           --              --          356.1          --
                                                -------         -------        -----         -------        -------        ----

Diluted EPS
Net (loss) income attributable to Common
Stock and assumed option and warrant
exercises                                       $  (627)        5,549.5        ($.11)            159        5,885.9        $.03
                                                =======         =======        =====         =======        =======        ====

Options to purchase 299,800 and 303,800 shares of Common Stock in the nine months and three months ended June 30, 2003, respectively, and options to purchase 221,050 and 221,050 shares of Common Stock in the nine months and three months ended June 30, 2002, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the common shares for these periods. These options were still outstanding at the end of the related periods. Diluted EPS for the nine months and three months ended June 30, 2003, is the same as basic EPS, as the inclusion of the impact of any common stock equivalents then outstanding would be anti-dilutive.

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2003

NOTE F - EMPLOYEE STOCK-BASED COMPENSATION

As of June 30, 2003, the Company had a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended September 30, 2002. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company has adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                Three Months Ended   Nine Months Ended
                                                                      June 30             June 30
                                                                  2003      2002      2003        2002
                                                                  ----      ----      ----        ----
                                                                                (Unaudited)
                                                                   (In millions, except per share data)

Net (loss) earnings attributable to common stock as reported     ($627)     $159     ($1,825)    $ 403

Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects                                 (2)      (96)       (292)     (288)
                                                                 -----      ----     -------     -----

Pro forma net earnings (loss), attributable to common stock      ($629)     $ 63     ($2,117)    $ 115

Earnings (loss) per common share:
         Basic - as reported                                     ($.11)     $.03     ($  .33)    $ .07

         Basic - pro forma                                       ($.11)     $.01     ($  .38)    $ .02

         Diluted - as reported                                   ($.11)     $.03     ($  .33)    $ .07

         Diluted - pro forma                                     ($.11)     $.01     ($  .38)    $ .02

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2003

NOTE G - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES

      Net sales to unconsolidated affiliates for the three and nine months ended June 30, 2003 and 2002 respectively, and accounts receivable from unconsolidated affiliates as of June 30, 2003 and September 30, 2002, respectively, are as follows:

                              Net sales to affiliates
                                Three months ended
                              -----------------------
                               6/30/03        6/30/02
                              --------       --------
      Australia               $  3,502       $  3,104
      Abacus-UK                     --             --
      South Africa                  63             27
                              --------       --------
      Total                   $  3,565       $  3,131
                              ========       ========

                              Net sales to affiliates
                                 Nine months ended
                              -----------------------
                               6/30/03        6/30/02
                              --------       --------
      Australia               $ 10,139       $ 10,214
      Abacus-UK                     --              6
      South Africa                 470            216
                              --------       --------
      Total                   $ 10,609       $ 10,436
                              ========       ========

                              Accounts receivable from affiliates as of
                              -----------------------------------------
                              June 30, 2003              Sept. 30, 2002
                              -------------              --------------
      Australia                   $5,322                     $4,686
      Abacus-UK                      145                        131
      South Africa                    63                        165
                                  ------                     ------
      Total                       $5,530                     $4,982
                                  ======                     ======

NOTE H - SUMMARIZED FINANCIAL INFORMATION FOR GPT AUSTRALIA PTY LTD AND ECASH PTY LTD

Summarized aggregate financial information for GPT Australia and eCash, in which the Company owns 50% and 35% non controlling interests, respectively, is as follows:

All figures are in U.S. dollars.
                                                               Nine Months Ended
                                                                  March 31, 2003
                                                                  --------------
Net sales                                                            $16,273,072
Operating income                                                         622,268
Net income                                                               541,638

                                                            As of March 31, 2003
                                                            --------------------
Current assets                                                       $10,699,189
Non-current assets                                                       187,994
Current liabilities                                                    7,861,540
Non-current liabilities                                                       --
Net assets                                                             3,025,643

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2003

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board ("FASB ") issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146 as of January 1, 2003; the impact of the adoption was not material to the consolidated financial statements.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which FASB believes will become effective on January 1, 2004. We will continue to monitor the FASB's progress on the issuance of this standard.

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

Beginning Balance as of October 1, 2002                               $ 340,053
Deduct: Payments                                                       (165,178)
Add: Provision                                                          107,995
                                                                      ---------
Ending Balance as of June 30, 2003                                    $ 282,870
                                                                      =========

                        Global Payment Technologies, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  June 30, 2003

NOTE K - SALE OF A SIGNIFICANT PORTION OF INVESTMENTS IN SOUTH AFRICAN
AFFILIATES

In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in the cash handling division of International Payment Systems Pty Ltd. and a major portion of its interest in Global Payment Technologies Holdings (Pty) Ltd. ("GPTHL"), its South African gaming affiliate. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL has been reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company recovering the carrying value of such advances and investments. The Company no longer exercises significant influence on this entity and will account for this remaining investment prospectively on a cost basis.

                        Global Payment Technologies, Inc.
                                  June 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months ended June 30, 2003 compared with nine months ended June 30, 2002

Sales

Net sales decreased by 12.2%, or $2,821,000, to $20,380,000 in the nine months ended June 30, 2003 as compared with $23,201,000 in the comparative prior-year period. This decrease was primarily due to lower demand for the Company's Argus gaming product in Eastern Europe, due principally to product issues, which have since been resolved, and lower sales in other parts of the world, offset in part by increased sales of the Company's beverage and vending products. Sales of the Company's beverage and vending products for the nine months ended June 30, 2003 were $4,137,000, or 20.3% of net sales, as compared with $1,531,000, or 6.6% of net sales, in the comparable prior-year period. This increase was the result of the Company's new Aurora beverage and vending product, for which sales principally commenced in January 2003. Sales of the Company's gaming products for the nine months ended June 30, 2003 were $16,243,000, or 79.7% of net sales, as compared with $21,670,000, or 93.4% of net sales, in the comparable prior-year period.

Gross Profit

Gross profit decreased to $3,702,000, or 18.2% of net sales, in the nine months ended June 30, 2003 from $6,389,000, or 27.5% of net sales, in the comparative prior-year period. This decrease in gross profit, as a percentage of net sales, was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations on the Company's new beverage and vending product. In this nine-month period the Company's new Aurora product accounted for approximately 17.5% of net sales as compared to none in the same prior year-period. While improvement from lower purchasing costs and manufacturing efficiencies is expected in the future, the Company's margins will continue to be affected by the mix of products sold as well as sales volumes.

Operating Expenses

Operating expenses were $6,843,000, or 33.6% of net sales, in the nine months ended June 30, 2003 as compared with $6,492,000, or 28.0% of net sales, in the comparative prior-year period. This increase of $351,000 includes a $130,000 charge for remaining contractual payments to the Company's former Chairman and CEO, as well as the closing of the Company's Valley Stream office. In addition, the Company had higher engineering costs of $345,000, increased professional fees of $135,000 and increased recruiting costs of $117,000, offset in part by lower staffing costs.

Income Taxes

With respect to the (benefit) provision for income taxes, the effective rate was (38.5%) as compared to 6.1% in the prior-year period. This increase in the effective rate is the result of the Company's change in mix of earnings of its own operations and earnings from its foreign affiliates.

Net Income

Net (loss) income for the nine months ended June 30, 2003 was ($1,825,000), or ($0.33) per share, as compared with net income of $403,000, or $0.07 per share, in the comparative prior-year period. As an extension of its operations, the Company owns non-controlling minority interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method, except for South Africa which effective April 2003 is accounted for on a cost basis. Included in the results of operations for the nine months ended June 30, 2003 and 2002 are the Company's share of net profits of these affiliates of $387,000 and $631,000, respectively. In the nine months ended June 30, 2003 and 2002, equity in income of unconsolidated affiliates increased by approximately $185,000 and $350,000, respectively, which represents the recognition of the Company's previously deferred share of the gross profit on intercompany sales to its affiliates that have now been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $202,000 and $281,000 for the nine months ended June 30, 2003 and 2002, respectively. In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements.

                        Global Payment Technologies, Inc.
                                  June 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three months ended June 30, 2003 compared with three months ended June 30, 2002

Sales

Net sales increased by 13.0%, or $845,000, to $7,348,000 in the three months ended June 30, 2003 as compared with $6,503,000 in the comparative prior-year period. This increase is primarily the result of higher sales of the Company's beverage and vending products offset by lower sales in Russia and Latin America. Sales of the Company's beverage and vending products for the three months ended June 30, 2003 were $2,052,000, or 27.9% of net sales, as compared with $844,000, or 13.0% of net sales, in the comparable prior-year period. This increase was the result of the Company's new Aurora beverage and vending product, for which sales principally commenced in January 2003. Sales of the Company's gaming products for the three months ended June 30, 2003 were $5,296,000, or 72.1% of net sales, as compared with $5,659,000, or 87.0% of net sales, in the comparable prior-year period.

Gross Profit

Gross profit decreased to $1,189,000, or 16.2% of net sales, in the three months ended June 30, 2003 from $1,895,000, or 29.1% of net sales, in the comparative prior-year period. This decrease in gross profit, as a percentage of net sales, was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations on its new beverage and vending product. In this three-month period the Company's new Aurora product accounted for approximately 24.0% of net sales as compared to none in the same prior year-period. While improvement from lower purchasing costs and manufacturing efficiencies is expected in the future, the Company's margins will continue to be affected by the mix of products sold as well as sales volumes.

Operating Expenses

Operating expenses decreased in absolute dollar terms by $9,000 to $2,166,000 in the three months ended June 30, 2003 as compared with $2,175,000 in the comparative prior-year period. On a percentage of sales basis, operating expenses decreased to 29.5% from 33.4% due to increased sales levels this quarter which were achieved without increasing our existing operating structure. The Company will continue to monitor its overhead structure to properly service its customers in the most efficient manner and at the same time tightly control expenses.

Income Taxes

With respect to the (benefit) provision for income taxes, the effective rate was (36.6%) as compared to 0.0% in the prior-year period. This increase in the effective rate is the result of the Company's change in mix of earnings of its own operations and earnings from its foreign affiliates.

Net Income

Net (loss) income for the quarter was ($627,000), or ($.11) per share, as compared with net income of $159,000, or $.03 per share, in the comparative prior-year period. As an extension of its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method, except for South Africa, which effective April 2003 is accounted for on a cost basis. Included in the results of operations for the three months ended June 30, 2003 and 2002 are the Company's share of net profits of these affiliates of $45,000 and $395,000, respectively. In the three months ended June 30, 2003 and 2002, equity in income of unconsolidated affiliates increased by approximately $20,000 and $250,000, respectively, which represents the recognition of the Company's previously deferred share of the gross profit on sales to its affiliates that have now been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $25,000 and $145,000 for the three months ended June 30, 2003 and 2002, respectively. In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and holds a majority interest in Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements.

                        Global Payment Technologies, Inc.
                                  June 30, 2003

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

At June 30, 2003, the Company's cash and cash equivalents were $1,612,000 as compared with $1,604,000 at September 30, 2002. On September 10, 2002, the Company entered into a new credit facility with its existing bank. The total facility was $7,000,000 and replaced all existing bank loans. It is secured by the Company's accounts receivable. This facility is comprised of a $3.5 million, three year revolving line of credit "RLC" with interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points, the existing term loan totaling $1,466,654 with a rate of interest of 7.66% plus a range of 0 to 175 basis points, and a new five-year term loan totaling $2,033,000, payable in equal monthly installments with an interest rate of LIBOR plus a range of 150 to 350 basis points.

In May 2003, the Company reached an agreement with its bank to amend its credit facility which now includes new financial covenants. Further, the Company used the proceeds from the sale of its South African affiliate investment to pay down its newest term loan and the revolving line of credit by $1,400,000 and $500,000, respectively. The monthly payments on both term loans will remain the same. In addition, based upon the Company's analysis of its cash flow it reduced its RLC facility from $3.5 million to $2.0 million and has provided the bank additional security in its inventory and cash. The term loans have been classified as a short term liability due to the agreed upon repayment terms. The RLC has been classified as a long term liability because no payments are due within the next twelve months. As of June 30, 2003, the Company is in compliance with its debt covenants and outstanding borrowings under the term loans and the RLC were $1,094,000 and $1,000,000 respectively.

Net cash provided by operating activities was $152,000 in the nine months ended June 30, 2003. This amount is due to a net loss for the period, adjusted for non-cash items, of ($1,769,000) increased accounts receivable of $769,000 and decreased accrued expenses and other current liabilities of $15,000, reduced by decreased inventory of $1,113,000, decreased prepaid expenses and other assets of $31,000, increased accounts payable of $851,000, and decreased income taxes receivable of $710,000. Net cash provided by operating activities was $2,333,000 in the nine months ended June 30, 2002. This amount is due to net income for the period, adjusted for non-cash items, of $607,000 and decreased accounts receivable of $3,624,000, offset, in part by, decreased accrued expenses of $294,000, decreased income taxes payable $113,000, decreased accounts payable of $659,000, increased prepaid expenses and other assets of $86,000, increased capitalized software costs of $298,000 and increased inventory of $448,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. Further the Company has agreements with its affiliates, which extend payment terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectable accounts.

Cash provided by investing activities for the nine months ended June 30, 2003 amounted to $1,214,000 as compared with cash used in investing activities of $1,483,000 in the prior-year period. Investments in property and equipment in the nine months ended June 30, 2003 amounted to $361,000 as compared with $735,000 in 2002. In addition, the Company advanced its joint ventures approximately $323,000 in the nine months ended June 30, 2003, as compared with $866,000 in the prior year period. For the period ended June 30, 2003, the Company received $1,877,000 from the sale of a significant portion of its South African affiliate investment. For the nine months ended June 30, 2002, the Company received $118,000 from the sale of its investment in its China affiliate. In the nine months ended June 30, 2003 the Company received a dividend from its South African affiliate investment in the amount of $21,000.

Cash used in financing activities in the nine months ended June 30, 2003 consisted of net repayments of bank borrowings of $1,418,000, offset in part by $60,000 received from the exercise of stock options. Cash used in financing activities in the nine months ended June 30, 2002 consisted of net repayments of bank borrowings of $895,000, offset in part by $12,000 received from the exercise of stock options.

                        Global Payment Technologies, Inc.
                                  June 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

At June 30, 2003, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows:

         Fiscal                 Operating                  Debt
          Year                    Leases                Repayments
          ----                    ------                ----------
          2003                   $ 97,500               $  302,000
          2004                    367,000                  792,000
          2005                    360,000                1,000,000
          2006                    278,000                       --
          2007                         --                       --

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of June 30, 2003, purchase order commitments approximated $6.9 million and will be used for production requirements up to, and in excess of, six months.

Anticipated cash flows from operations and affiliates, together with existing lines of credit, should be adequate to meet the Company's working capital requirements and service the long term debt as it matures.

Critical Accounting Policies

This management discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies and management's judgments and estimates are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

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

                        Global Payment Technologies, Inc.
                                  June 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Revenue Recognition:

The Company recognizes revenue upon shipment of products to its customers and the passage of title, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements. With respect to sales to its unconsolidated affiliates, the Company defers its pro rata share of gross profit on those sales until such time as its affiliates sell to a third party customer. The timing of sales made by affiliates can have an effect on the Company's recognized profitability.

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

Reserve for Uncollectible Accounts Receivable:

At June 30, 2003, the Company's accounts receivable balance was $7.3 million. The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty our reserve may need to increase.

Investments in Unconsolidated Affiliates:

The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling, but influential, ownership interests of 50% or less. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments.

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

Related Party Transactions:

In addition to the related-party transactions described in "Revenue Recognition" and "Investments in Unconsolidated Affiliates", the Company leases space, which has been terminated and paid through August 31, 2003, from an entity partially owned by the Company's former Chairman and Chief Executive Officer. The Company believes that all such transactions are effected on an arms-length basis. See Note G for a summary of affiliate balances and transactions.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146 as of January 1, 2003; the impact of the adoption was not material to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which the FASB believes will become effective on January 1, 2004. We will continue to monitor the FASB's progress on the issuance of this standard.

                        Global Payment Technologies, Inc.
                                 March 31, 2003

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

Item 4. Controls and Procedures

The Company's management maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) that this information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2003, under the supervision and review of our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                        Global Payment Technologies, Inc.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's 2003 Annual Meeting of Stockholders held on May 22, 2003, stockholders elected the following two persons to serve as Class II Directors of the Company, by the following vote:

                                        For         Against      Withheld
                                        ---         -------      --------
             Martin H. Kern          4,762,118      124,880       663,518
             Edward Seidenberg       4,762,118      124,880       663,518

      Henry B. Ellis, a Class III Director, continues to serve as director whose term expire at the 2004 Annual Meeting.

      Richard E. Gerzof, a Class I Director, continues to serve as a director whose term expires at the 2005 Annual Meeting.

      No other matters were voted upon at the meeting.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      Exhibit - 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit - 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit - 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit - 4.1(l) Amendment and Waiver dated August 1, 2003 to the Credit Agreement dated September 10, 2002 issued to the Company by JP Morgan Chase.

b)    Reports on Form 8-K

      On August 5, 2003, the Company filed a Current Report on Form 8-K dated August 5, 2003 under Item 12 announcing the Company's financial results for the quarter ended June 30, 2003. This filing included the Company's financial statements (balance sheet and income statements).

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

Dated: August 7, 2003