Form 10-K
period 2003-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2004-01-14
CIK 933020

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    11-2974651
--------------------------------------------------------------------------------
    (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

                   425B Oser Avenue, Hauppauge, New York 11788
                -- --------------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code         631-231-1177
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                     -----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in the Securities and Exchange act rule 12b-2). Yes___ or NO_X_

                  The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on December 17, 2003, was approximately $17,200,000.

         As of December 17, 2003, the registrant had a total of 5,550,516 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement of the registrant for the annual meeting of stockholders to be held in 2004 are incorporated by reference into Part III of this report.

                                     PART I

Item 1.           Business
-------           --------

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

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), the Company's South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of GPTHL's non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company had a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. On January 18, 2001, GPTHL merged its operations with Vukani Gaming Corporation ("Vukani") (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). By virtue of the agreement, the Company's ownership of GPTHL was reduced from 23.5% to approximately 5%. In March 2002, the Company exercised its right to acquire shares from an existing shareholder, HCI, for $979,000 which increased the Company's ownership to 24.2%. In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in IPS and a major portion of its interest in GPTHL. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL has been reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company recovering the carrying value of such advances and investments. The Company accounts for this remaining investment, approximately $25,000 as of September 30, 2003, prospectively on a cost basis.


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

In April 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus"), a UK-based software company. Abacus has developed a cash management system, of which the Company's validators are a key component, primarily intended to serve the retail market. In addition, the Company and the principal of Abacus have formed Abacus Financial Management, Inc. USA, which is 80% owned by the Company and has the exclusive right to distribute Abacus' product in North America. To date, Abacus Financial Management, Inc. USA has not had material operations.

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

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to its high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at the Company's affiliates. During fiscal 2000 the Company significantly reduced inventory at its affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000. In fiscal 2001, sales increased 43% to $32.2 million primarily as a result of increased demand for our products in both Australia and Russia, as well as the addition of several new customers during the year. In fiscal 2002, sales decreased 14% to $27.7 million as a result of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its Argus gaming validator, certain product issues which have since been resolved, as well as softer worldwide economic conditions. In fiscal 2003, sales decreased 5.9% to 26.1 million as a result of reduced sales in Eastern Europe which have continued to be hindered by initial product issues, which have since been resolved, offset in part by sales of the Company's new vending product which commenced in January 2003. With the launching of its new beverage and vending product in fiscal 2003 the Company achieved an increase in its beverage and vending sales to $5.7 million as compared to $2.2 million in fiscal 2002. As a percentage of sales, beverage and vending products represented 21.7% in fiscal 2003 as compared to 8% in fiscal 2002.

The Company's international sales amounted to 90%, 92% and 90% of net sales in fiscal 2003, 2002 and 2001, respectively. Management believes the international markets for currency validation systems in both gaming and beverage and vending may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which have tended to focus primarily on the broader, higher-volume market using standardized product configurations. Our approach has been effective in the worldwide gaming market and was initially a "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the larger competitors. With development completed and the commencement of sales of our Argus(TM) and Aurora products in January 2001 and January 2003, respectively, and the imminent launch of our new "Advantage" product in fiscal 2004, this strategy will continue, and be broadened paying particular attention to markets which have the largest opportunity for growth. The Company has both gained new customers and retained existing customers based on its strength internationally and its reputation for working closely to adapt to customers' needs. The Company will continue to market directly to the OEMs and Operators in Eastern Europe to continue its pursuit to regain lost market share due to initial product issues on its Argus product, which have since been resolved. While the Company has seen some progress in this respect, it has not yet seen an appreciable increase in its gaming sales in this part of the world. The Company has and will attempt to continue to strengthen and grow its relationships with the OEMs through joint marketing and advertising efforts and by creating country-specific currency databases and customization, which will allow OEMs an opportunity to seek new potential markets worldwide. Today the Company has in excess of 55 country-specific databases, which is one of the largest database libraries in the industry. Further, it plans to continue to build a large library of databases for its new Aurora beverage and vending validator product line. As a result of the Company's launch of its Aurora beverage and vending product in fiscal 2003, and the signing of a four year supply contract, valued in excess of $10,000,000, with tobaccoland Automaten GmbH & Co, a German based cigarette-vending operator with over 200,000 machines or approximately 25% of the German market share, the Company believes it is in position to gain additional business with its Aurora product based on its acceptance as a currency validator for a number of growing markets worldwide. In addition, the Company has begun to sell this product into certain gaming applications as well. By leveraging the Company's international relationships, the Company will seek growth opportunities in the domestic gaming sector, as the United States is viewed as an important target for expansion by several of our major OEM customers. Further, the Company is launching its new Advantage product that it believes will allow it to penetrate the domestic gaming market as early as fiscal 2004.

In the gaming venue, the Company markets its products principally to the OEMs as well as the end-users (i.e., casino operators) who purchase slot machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company has also provided direct operator technical training and participation in seminars with the Company's OEM customers. By marketing directly to the end-users in conjunction with the OEMs, the Company expects its products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of the Company's competition. In 1999, the Company began to develop programs and plans designed to elevate the level of our customers' product knowledge. Such programs and plans include the development of formally documented maintenance schedules and similar programs to be proposed to customers. These maintenance programs are being offered in coordination with the Company's OEM customers, and are intended to broaden awareness of the Company and its products within the gaming industry and as a result increase sales. Additionally, the Company will be focusing its marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate itself from the competition. This overall strategy allows the Company's products to continue to demonstrate the high level of performance and quality achieved in many markets throughout the world.

The Company's marketing strategy for the significantly larger worldwide beverage and vending industry will be very similar to that of the Company's gaming strategy. During fiscal 2002, the Company completed its field trials of the Aurora product and initiated its sales campaign. During fiscal 2003, with sales of its new Aurora product commencing in January 2003, the Company achieved a significant $3.5 million increase in beverage and vending sales to $5.7 million. In fiscal 2004, the Company will continue to market and sell its Aurora product through its already existing distribution channels, as well as through the creation of additional alliances and sales channels to further penetrate this market, as well as adding on to initial sales made in the gaming market as well. The beverage and vending industry's annual requirement for currency validation equipment is more than $375 million per annum, or three times that of the gaming market. In addition, further penetration into the beverage and vending market, as well as the gaming market, will allow the Company to achieve a major portion of its diversification strategy and if successful will reduce the reliance on any one market as well as expand its customer base.

The Company's overall sales and marketing strategy in the worldwide gaming and beverage and vending industries is to deliver a high quality product supported by local sales and service in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia, South Africa, Latin America and Russia where the Company's products are accepted as the industry standard in the gaming market. Also toward this end, the Company has sales and service offices in Las Vegas, Nevada; London, England and Moscow, Russia as well as joint ventures that provide local sales and service in both Australia and South Africa. It also has distributors in Russia, Italy, Southeast Asia, Latin America and the Middle East.

To date, the Company's success has been dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect the Company's future growth until and unless the Company develops other products that are not solely dependent on the use of paper or simulated paper currency. The Company is currently investigating, and will continue to investigate, such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that the Company will be able to successfully develop and market such new products and systems.

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continues to grow and as technological advances are incorporated into the products' design. The Company spent approximately $150,000, $225,000 and $150,000 during fiscal 2003, 2002 and 2001, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications, as well as to achieve improvements in technology.

The Company's new product development efforts have been focused on the design of its latest generation of validator products, the first of which was Argus(TM). Argus(TM), the Company's gaming validator, began selling in January 2001. Sales of this new product represented 19%, 63% and 80% of validator sales in fiscal 2001, 2002 and 2003, respectively. In the summer of 2002, the Company completed the development of its new product designed specifically to address the requirements of the vending industry. Following successful field trials during the summer and fall of 2002, the Company commenced its sales and marketing campaign which led to sales commencing in January 2003 on its new product called "Aurora". Building from its engineering libraries, the Company anticipates launching another new product, "Advantage", during fiscal 2004 that will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets. For Argus(TM) and

Aurora products, the Company has, since achieving technological feasibility through a detailed program design, capitalized the cost of software coding and development, and reflects the amortization of these costs in cost of sales.

The Company's principal products include three basic validator models (GII, Argus(TM) and Aurora) and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 2000, 2001 and 2002, this shift continued and Generation II and Argus(TM) product line sales accounted for 76%, 89% and 92%, respectively of unit sales. The Argus product has been designed to be a drop-in replacement for Generation II products and is focused toward bringing new technological features to the marketplace. During fiscal 2002 and fiscal 2003, sales substantially shifted from the Company's Generation II product line to its Argus(TM) product line which represented 63% and 80% of gaming validator sales. This shift increased further in the fourth quarter of fiscal 2003 and represented 96% of gaming sales. This shift, coupled with the Company's increased marketing efforts on Argus, rather than its Generation II product line resulted in an increased inventory reserve in the fourth quarter of 2003. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products and its Generation II products.

The Model 125 ("M-125") is the Company's first generation validator specifically designed for the beverage and vending industries. The M-125's note stackers are fully detachable and available with capacities of 150, 300 and 600 notes. During fiscal 2001, 2002 and 2003, M-125 sales were primarily in vending applications in Italy. This product has been replaced during fiscal 2003 by the Company's Aurora product, which has been sold in many countries including Germany, Russia, South Africa and the Latin American region. With the last of any substantial M-125 sales realized in fiscal 2003, remaining components not expected to be used for warranty repairs are fully reserved.

The Model 150 ("M-150") is the Company's first generation multi-country, multi-denominational validator designed to fit machines where space is available either to the rear or downward. The M-150 is available with locking removable cassette bill stackers in 500, 1,000 and 2,000 bill capacities. Due to the growth and acceptance of the Company's newest products, Argus and Aurora, the M-150 product has been substantially phased out and it is anticipated that minimal units will be sold in fiscal 2004. Any remaining components not expected to be used for warranty repairs or small unit sales are fully reserved.

The Company's Generation II product line features several technological advances designed specifically to meet the requirements of the gaming industry. The Generation II line includes the Company's "IDS," "IDUS," "IBS," and "IBSi" validators.

Generation II validators are offered in a wide variety of configurations that can provide solutions for most worldwide gaming markets, as well as for many beverage and vending markets. Generation II validators can be configured for down-stack applications which allow the note stacker, a security removable cassette, to be reached through a separate front entrance in the gaming machine. Rear stacker configurations are also available. Generation II validators offer currency acceptance of notes up to 3.34 inches (85 mm) in width and have enhanced features for gaming and high security applications. These features include a multi-level high security validation process with side-looking sensors, an animated bill runway with "smart visuals" for customer attraction and diagnostics, a user-selectable currency denomination acceptance and an optional bar-code reader for tickets and coupons. During fiscal 2004, the Company intends to implement a phase out program on this product, however; we will maintain field service and support for warranty repairs for several more years.

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to 3.35 inches in width), in all 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. Argus is equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. In the future, GPT plans to explore the option of incorporating smart-card and mag-card technologies with its existing products. The Argus sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM). Both the Generation II product line and Argus offer a "soft drop analyzer" ("SDA") option. This patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.


Aurora is the Company's first validator specifically designed for the worldwide beverage and vending industries. Aurora is an injection-molded modular design that can be used in the up-stack or down-stack orientation and uses state of the art optics in its internal sensor system with the Company's patented RGBI optical array. With field trials completed in the fall of 2002 and sales commencing in January 2003, this product has quickly replaced most sales of the Company's M-125 and M-150. This product has been marketed substantially in the beverage and vending industries, and most recently has been marketed in certain gaming markets resulting in the receipt of small orders. The Company will continue to market this product in both gaming and vending applications during fiscal 2004. As with Argus, Aurora is designed to be a one size fits all validator that essentially uses the same hardware for every currency in the world.

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with the new Argus and Aurora validators. The Company or its authorized service agents will repair or replace any units that require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranted as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, Russia, Latin America, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2004 as opportunities arise. Over the last three years, the Company's cost of warranting its products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as product performance. Warranty expense for 2003, 2002 and 2001 was $327,000, $280,000 and $145,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts the Company's primary sales and marketing efforts in both the domestic and international markets. The Company has joint ventures providing local sales and service in the key markets of South Africa and Australia and Company-owned sales and service offices in Las Vegas, Nevada, London, England and Moscow, Russia. In addition, the Company has distributors in Southeast Asia, Italy and Latin America. The overall sales and service network provides effective international coverage for the Company's products and customers and reflects the Company's commitment to providing superior service worldwide.

Customer Concentration

During fiscal 2003, the Company's largest customer, GPTA, accounted for approximately 48% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 78% of the Company's revenues, with the remaining 22% primarily from product applications in the beverage and vending industry. While the Company has substantially diversified with increased sales to the beverage and vending industry, as well as adding new accounts during the year, it still sells to a small group of OEMs in the gaming and beverage and vending industries. The Company must achieve significantly less dependence on several important customers by expanding into new countries, expanding its customer base and developing new products to increase the market size it can market to, such as domestic gaming and the mass market vending applications. Until such initiatives are achieved, the Company is at risk that lower demand for any one product or market, or a loss of a significant customer, can substantially impact its revenues and net income.

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

As the Company began its transition to the Argus product line in fiscal 2001, it incurred increased costs related to lower volumes on the two product lines. As this transition was substantially completed during fiscal 2002, Argus was expected to be produced in a more efficient manner at a lower cost, and at the same time allowing the Company increased flexibility to meet customers' demand. In the fourth quarter of 2002 these improvements were more than offset by the significant reduction in sales and production. During fiscal 2003, the Company's introduction of its new Aurora product with higher initial purchase costs and increased initial manufacturing costs, coupled with overall lower sales volume than fiscal 2002 resulted in lower net margins for the year. The Company did, however, take action to significantly reduce its purchased component costs on Aurora and Argus by the end of fiscal 2003 by manufacturing and selling off, on a first-in first-out basis, its higher priced purchased components. As a result of these actions, the Company is in a position, depending on future sales volumes and customer and product mix, to achieve improved net margins in future quarters resulting from improvements in production and purchasing efficiencies, as well as selective outsourcing.

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

Competition

The market for the Company's products is very competitive and the number of competitors and their product offerings have increased due to the growing worldwide marketplace. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. Additionally, certain of these companies have acquired competitors with synergistic product lines in an effort to offer a more complete product line. In 1998, Coin Controls Limited ("Coin Controls") acquired Ardac, Inc. ("Ardac"), a domestic currency validator manufacturer. Coin Controls had primarily focused on the validation of coins worldwide for the gaming and amusement industries. With the acquisition of Ardac, Coin Controls changed its name to Money Controls PLC ("MCP") and the two companies together had the ability to package its coin mechanism with a currency validator for both the gaming and beverage and vending industries. In November 1999 MCP announced, and subsequently completed, its agreement to be acquired by Coin Acceptors, Inc. ("Coinco"), a St. Louis-based supplier of primarily vending products. This resulted in Coinco being a competitor that has an integrated gaming and beverage and vending product line, as well as relationships in both industries. A similar competitor is Mars Electronics International ("MEI"), an entity that has products able to serve both the gaming and the beverage and vending marketplace.

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coinco. Such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, Ardac, Japan Cash Machines Co., Ltd. ("JCM"), Sanyo, Conlux, Coegis and Cashcode Company, Inc. ("Cashcode") compete with the Company in the international beverage and vending market.

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, the Company competes for gaming machine business with JCM, MEI, Ardac and Cashcode. In the secondary low-value gaming markets, Innovative Technology, Ltd. maintains a significant market share due to this market's price sensitivity and its low-cost approach to this market. The Company has focused its marketing efforts on the higher-priced domestic and international gaming validator business and competes on the basis of service, quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies.

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

In addition to its U.S. patents and pending application, the Company has also applied for patent protection in a large number of international markets. If corresponding foreign patents are obtained, the Company believes that these patents could provide important protection for certain technological advantages its validators possess in international markets. However, the Company does not believe that it will be materially adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. The Company has obtained patents in Australia, New Zealand and South Africa under the Eurasian Patent Convention corresponding to U.S. Patent No. 6,223,876 covering the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned. In addition the Company has obtained a patent in New Zealand corresponding to U.S. Patent No. 5,630,755 covering a system for monitoring and tracking money collected from a gaming machine and the like.

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

Employees

On December 22, 2003, the Company had 106 employees, consisting of 3 executives; 9 sales and customer service representatives; 25 engineers and software developers, and technical support representatives; 20 materials, quality control and quality assurance personnel; 9 administrative and clerical personnel; and 40 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

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

Item 2.           Properties
------            ----------

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2006, at an annual base rental of approximately $336,000 in fiscal 2003, increasing to approximately $372,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future. The Company leased space in Valley Stream, New York through August 31, 2003. The annual base net rental was approximately $14,000. This facility housed certain executive functions of the Company. The Company also leases approximately 3,600 square feet in Las Vegas, Nevada, for a term expiring January 31, 2004, at an annual base rental of approximately $50,000. This facility houses certain sales and service functions of the Company.

Item 3.           Legal Proceedings
------            -----------------

There are no material legal proceedings pending against the Company.

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ---------------------------------------------------------------------

a)       Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2002 and 2003.

                                                      Common Stock
                                                      ------------

         Quarter Ended                           High             Low
         -------------                          ------            ----

         December 31, 2001                       3.90              2.95
         March 31, 2002                          6.00              3.50
         June 30, 2002                           6.44              5.35
         September 30, 2002                      7.397             5.46
         December 31, 2002                       6.79              5.30
         March 31, 2003                          6.09              4.10
         June 30, 2003                           5.00              3.50
         September 30, 2003                      4.288             2.95

b)       Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 17, 2003 were 1,400 and 40, respectively.

c)       Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6.           Selected Financial Data
------            -----------------------

FINANCIAL HIGHLIGHTS
--------------------
(In thousands, except earnings per share)
-----------------------------------------

Year Ended September 30                1999       2000      2001      2002       2003
----------------------------------------------------------------------------------------
Net sales                             $43,896   $22,507    $32,161   $27,713     $26,076
Net income (loss)                       3,962   (1,229)(2)     806     (633)(1)  (5,677)(5)
Diluted earnings (loss) per share         .68     (.22)(3)     .14     (.11)(3)   (1.02)(3)
Total assets (4)                       26,122    24,460     26,466    24,030      17,775
Long- term debt obligations             4,994     3,617      2,800         -           -
Stockholders' equity                   17,038    16,795     17,550    17,026      11,677

(1) Includes an after-tax gain of $82,000 from the sale of the Company's unconsolidated China affiliate.
(2) Includes an after-tax gain of $221,000 from the sale of a portion of the Company's unconsolidated South African affiliate.
(3) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.
(4) As described in Note 2 to the consolidated financial statements, the Company, in connection with its fiscal 2002 annual audit, reclassified certain costs previously included in inventory, in the amount of $2,756,000 and $1,528,000 as capitalized software costs, and molds and tooling, respectively, as of September 30, 2001. This reclassification did not affect reported earnings, total assets, or stockholders' equity for any period.
(5) Based on the Company's continued losses, and related uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of its deferred income tax asset, the Company recorded a full valuation allowance and related income tax expense of $2,569,000 in the fourth quarter of fiscal 2003.

QUARTERLY INFORMATION
---------------------
(In thousands, except earnings per share)
-----------------------------------------

                                                                                Quarter Ended
----------------------------------------------------------------------------------------------------------------------------
                                          Dec. 31          Mar. 31          June 30          Sept. 30           Year
----------------------------------------------------------------------------------------------------------------------------
Fiscal 2002
-----------
Net sales                              $   8,290         $   8,408        $   6,503        $   4,512          $27,713
Gross profit                               2,123             2,371            1,895              439            6,828
Net income (loss)                            118               126              159          (1,036)             (633)
Basic earnings (loss) per share              .02               .02              .03            (.19)(1)       (.11)(1)
Diluted earnings (loss) per share            .02               .02              .03            (.19)(1)       (.11)(1)

---------------------------------------------------------------------------------------------------------------------------
Fiscal 2003
-----------
Net sales                               $   5,960         $   7,072         $   7,348        $   5,696         $26,076
Gross profit                                1,390             1,123             1,189              425           4,127
Net loss                                     (340)             (858)             (627)          (3,852)         (5,677)
Basic loss per share (1)                     (.06)             (.15)             (.11)            (.70)          (1.02)
Diluted loss per share (1)                   (.06)             (.15)             (.11)            (.70)          (1.02)

(1) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

Item 7.        Management's Discussion and Analysis of Financial
-------        -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Results of Operations
---------------------

Fiscal year ended September 30, 2003 compared with September 30, 2002
---------------------------------------------------------------------

Sales
Net sales for fiscal 2003 decreased by 5.9% to $26.076 million as compared with $27.713 million in fiscal 2002. This decrease was primarily due to lower demand for the Company's Argus gaming product in Eastern Europe, and to product issues which have since been resolved, offset in part by increased sales of the Company's beverage and vending products. Sales of the Company's beverage and vending products for the year were $5.659 million, or 21.7% of net sales, as compared to $2.218 million, or 8.0% of net sales in the prior year. This increase was the result of the Company's new Aurora beverage and vending product, for which sales commenced in January 2003. Sales of the Company's gaming products for the year were $20.417 million, or 78.3% of net sales, as compared to $25.495 million, or 92.0% of net sales in the prior year. Net sales to international customers accounted for 90.0% and 91.7% of net sales in fiscal 2003 and 2002, respectively. This year the Company has substantially transitioned its sales to its Argus gaming validator, which represented approximately 80% of its gaming validator sales in fiscal 2003 as compared to 63% in the prior year period. Further, Argus represented 96% of gaming validator sales in the fourth quarter of 2003.

Gross Profit
Gross profit decreased to $4.127 million, or 15.8% of net sales, in fiscal 2003 as compared with $6.828 million, or 24.6% of net sales, in the prior-year period. This decrease in gross profit, as a percentage of net sales, was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations on the Company's new beverage and vending product for which sales commenced in January 2003. During fiscal 2003 Aurora sales accounted for substantially all of beverage and vending sales as compared to none in the prior year. While improvements in purchasing costs and manufacturing efficiencies have been achieved by the end of fiscal 2003, the Company will not realize these benefits until it utilizes its higher priced component material on a first-in first-out basis, which was substantially completed in the fourth quarter of 2003. With the ability to realize the benefit of lower purchase prices and more efficient operations expected in fiscal 2004, direct cost of sales are expected to decrease per unit. Gross profit, however, will be affected by the mix of products as well as sales volumes in future periods. Finally, the inventory provision increased by $659,000 to $847,000 in fiscal 2003 as compared to $188,000 in the prior year. This increased provision is the result of the current sales plan, including the Company's decision to terminate its Generation I products, a plan to phase out its Generation II product line in fiscal 2004 and the inability to use certain Generation III components, as well as marketing efforts being focused on Argus and Aurora products instead of earlier generation products.

Operating Expenses
Operating expenses in fiscal 2003 increased to $9.758 million, or 37.4% of net sales, as compared with $8.783 million, or 31.7% of net sales, in fiscal 2002. This increase of $975,000 includes $405,000 for the amortization and write-down of the Company's smart card intangible asset resulting from the Company's decision to focus on its core operations and that it will not seek or be able to realize the benefits of this asset in future periods. In addition the Company incurred increased executive costs of $210,000 as a result of the transition to a new CEO and the contractual obligations of the previous CEO, increased recruiting and relocation expenses for three executives of $172,000, increased bank related fees of $150,000 and increased legal and audit fees of $140,000, offset in part by lower staffing costs. In September 2003, the Company initiated a cost reduction effort which reduced total staffing by approximately 15%. The benefits from this initiative will be fully recognized in the first quarter of fiscal year 2004 and will reduce total costs at an approximate annualized rate of $1.2 million. In December 2003, the Company completed its cost reduction initiatives, primarily a reduction of staffing and benefits, which will be fully recognized in the second quarter of fiscal 2004 and will reduce total costs at an approximate annualized rate of $2 million.


Income Taxes
With respect to the provision for income taxes, the effective rate was (9.1%) as compared to 59.4% in the prior-year period. This change in the effective tax rate is the result of the Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates and, furthermore, as a result of the provision in the fourth quarter of fiscal 2003, of a full valuation allowance of $2,569,000 against the Company's deferred income tax asset due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets. This valuation allowance is subject to adjustment based on the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed.

Net Income (Loss)
The net loss for fiscal 2003 was ($5,677,000), or ($1.02) per share, as compared with ($633,000), or ($.11) per share, for fiscal 2002. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method, except for South Africa which effective April 2003 is accounted for on a cost basis. Included in the results of operations for fiscal 2003 and 2002 are the Company's share of net profits of these affiliates of $676,000 and $565,000, respectively. In fiscal 2003 and 2002, equity in income of unconsolidated affiliates includes an increase of $225,000 and $250,000, respectively, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $451,000 and $315,000 for fiscal 2003 and 2002, respectively. This increase of $136,000 includes the affect of lower sales and profits at the Company's Australian affiliates, a result of the softer gaming market in Australia due principally to tighter gaming regulations and lower profits at its eCash affiliate. Income from the Company's Australian affiliate was $678,000 in fiscal 2002 as compared to $470,000 in fiscal 2003. Until such time as the Australian market improves, the Company anticipates a continued reduction in profitability at this affiliate. Positively affecting the Company in fiscal 2003 were lower losses at its South African operations, totaling $60,000, which were substantially sold in April 2003, and a writedown of the Company's net investment in Abacus

Financial Management Systems, Ltd. totaling $215,000 in fiscal 2002 due to the deterioration in the financial condition of that entity, as compared to none in fiscal 2003. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. During fiscal 2002, the Company recognized an after-tax gain of $82,000, or $.01 per share, which resulted from the sale of the Company's China investment.


Fiscal year ended September 30, 2002 compared with September 30, 2001
---------------------------------------------------------------------

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

Operating Expenses
Operating expenses in fiscal 2002 increased to $8.783 million, or 31.7% of net sales, as compared with $8.687 million, or 27.0% of net sales, in fiscal 2001. The increase in operating expenses as a percentage of sales is primarily due to the lower sales levels in fiscal 2002. In absolute terms operating expenses increased by $96,000 or 1.1%. This increase of $96,000 was primarily the result of higher warranty, travel, insurance, legal and audit costs, offset, in part, by lower employee related expenses due to reductions in headcount. In August 2002, the Company initiated a cost reduction effort which reduced staffing by 14%.


Income Taxes
With respect to the provision for income taxes, the effective rate was 59.4% as compared with 21.5% in the prior-year period. This increase in the effective tax rate is the result of the

Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates.

Net Income (Loss)
The net loss for fiscal 2002 was ($633,000), or ($0.11) per share, as compared with net income of $806,000, or $0.14 per share, for fiscal 2001. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method. Included in the results of operations for fiscal 2002 and 2001 are the Company's share of net profits of these affiliates of $565,000 and $169,000, respectively. In fiscal 2002 and 2001, equity in income of unconsolidated affiliates includes an increase (decrease) of approximately $250,000 and ($11,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profits on intercompany sales to its affiliates that have (have not then) been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $315,000 and $180,000 for fiscal 2002 and 2001, respectively. This increase is primarily the result of higher sales and profits at the Company's Australian affiliates, including its new eCash joint venture, offset in part by, startup costs incurred by the Company's South African Vukani operations and losses at Abacus Financial Management Systems, Ltd., including the writedown of the Company's net investment totaling $215,000 related to its purchase of the stock, and loans provided to that entity, due to the deterioration in the financial condition of that entity. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. During fiscal 2002, the Company recognized an after-tax gain of $82,000, or $.01 per share, which resulted from the sale of the Company's China investment. Excluding the effect of this one-time gain, the net loss was ($715,000), or ($.11) per share.



Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and interest payments on the Company's indebtedness. As a result of the Company's agreement, in December 2003, amending its credit facility, and the completion of its September 2003 and December 2003 cost reduction initiatives which will reduce total cost at an annualized rate of $3 million, the Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations throughout fiscal 2004.

In May 2003, the Company reached an agreement with its bank to amend its credit facility which included new financial covenants. Further, the Company used the proceeds from the sale of its South African affiliate investment to pay down its newest term loan and the revolving line of credit by $1,400,000 and $500,000, respectively. The monthly payments on both term loans will remain the same. In addition, based upon the Company's analysis of its cash flow it reduced its RLC facility from $3.5 million to $2.0 million and has provided the bank additional security in its inventory and cash. At September 30, 2003, the term loans are classified as a short term liability as the loan is scheduled to be paid in full by June 30, 2004. The RLC has been classified as a short term liability until such time as the Company can be certain it will meet future loan covenants. As of September 30, 2003, the Company was not in compliance with certain financial covenants; however, has received a waiver for such non-compliance. The Company has reached an agreement with its bank to further amend its credit facility. The amendments, dated December 2003 and January 2004, include new financial covenants, which the Company anticipates it will meet due to its cost reduction initiatives and based on the Company's expectation of results for fiscal 2004. The amendment also includes a reduction of the RLC from $2 million to $1.2 million, an RLC termination date of December 31, 2004 (previously September 10,
2005), as well as increases in its RLC interest rates between 200 - 400 basis points effective March 1, 2004. The Company is actively seeking a replacement financial institution more suitable to its current size and operations. Outstanding borrowings under the term loans and the RLC were $793,000 and $1,000,000, respectively as of September 30, 2003. The consolidated financial statements have been prepared on a going concern basis based upon management's plans, which are more fully described in Note 1c to the consolidated financial statements.

Net cash provided by operating activities was $106,000 in fiscal 2003. This amount is due to decreased inventory of $955,000 as a result of outsourcing and the autonomous nature of the Generation III components, decreased income taxes receivable of $652,000 due to collections in 2003, increased accrued expenses and other liabilities of $450,000, increased accounts payable of $363,000, decreased accounts receivable of $179,000, decreased prepaid expenses and other current assets of $113,000 and decreased other assets and capitalized software costs of $86,000, offset in part by a net loss for the year, adjusted for non-cash items, of ($2,692,000). Net cash provided by operating activities amounted to $2,261,000 in fiscal 2002. This amount is due to decreased accounts receivable of $5,242,000, decreased prepaid expenses and other current assets of $291,000, decreased inventory of $10,000 and a net loss for the year, adjusted for non-cash items, of $2,000, offset, in part, by decreased accounts payable of $1,411,000, increased income taxes receivable of $863,000, increased intangible assets of $405,000, decreased accrued expenses and other current liabilities of $336,000 and increased other assets and capitalized software costs of $269,000. Net cash provided by operating activities amounted to $2,533,000 in fiscal 2001. This amount is due to net income for the year, adjusted for non-cash items, of $1,686,000, increased accounts payable of $2,127,000 and decreased income taxes receivable of $674,000, offset, in part, by increased accounts receivable of $1,550,000, decreased prepaid expenses and other current assets of $177,000, increased other assets and capitalized software costs of $162,000, increased inventory of $47,000 and decreased accrued expenses and other liabilities of $18,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. Further the Company has agreements with its affiliates, which could extend payment terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectable accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow.

Net cash provided by (used in) investing activities amounted to $1,169,000 in fiscal 2003 as compared with ($1,608,000) in fiscal 2002 and ($1,734,000) in fiscal 2001. In fiscal 2003 the Company received $1,877,000 from the sale of a significant portion of its South African affiliate investment and in fiscal 2002 received $118,000 from the sale of its investment in its China affiliate (See
Note 3 in the financial statements). The Company provided net fundings and investments in its joint ventures of $323,000 in fiscal 2003, $1,380,000 in fiscal 2002 as compared with $298,000 in fiscal 2001. Further, the Company received $21,000 and $550,000 in dividend distributions, primarily from its Australian affiliate, during fiscal 2003 and fiscal 2002. The remaining investing activities of $406,000 in fiscal 2003, $896,000 in fiscal 2002 and $1,436,000 in fiscal 2001 were for the purchase of property and equipment primarily for its manufacturing operations.

Net cash used in financing activities consisted of net repayments of bank borrowings of $1,719,000 in fiscal 2003, as compared with $155,000 in fiscal 2002 and $858,000 in fiscal 2001. In addition, during fiscal 2001 the Company used a portion of its loan to repurchase its common stock amounting to $205,000 (69,784 shares). The remaining cash provided by financing activities of $60,000 in fiscal 2003, $37,000 in fiscal 2002 and $154,000 in fiscal 2000 were from the issuance of stock upon the exercise of common stock options and warrants.



Commitments:
The operations of the Company are conducted in leased premises. The Company also leases various office equipment. At September 30, 2003, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                                              Total
                                                              commitments
Fiscal year ending September 30:
2004                                                          $424
2005                                                           415
2006                                                           285
Thereafter                                                      -

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of September 30, 2003, purchase order commitments approximated $5,268,000 and will be used for production requirements up to, and in excess of, six months.

Critical Accounting Policies
----------------------------

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

Capitalized Software Costs:
Based upon achieving technological feasibility through a detailed program design for Argus(TM) and Aurora products, the Company has capitalized the cost of software coding and development of these products, and reflects the amortization of these costs in cost of sales. The annual amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimation of both future sales of products as well as the life of the product are critical estimates that are affected by both internal and external factors that might affect the Company's estimates. If the useful life is reduced, or sales projections fall short of the estimation, amortization expense will increase.

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

Reserve for Uncollectible Accounts Receivable:
At September 30, 2003, our accounts receivable balance was $6.3 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes or our customers experience financial difficulty our reserve may need to increase.

Investments in Unconsolidated Affiliates:
The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling ownership interests of 50% or less and exercises a significant influence on that entity. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments. Accordingly, the Company recognized an impairment loss in fiscal 2002 totaling $215,000 for its net investment in the United Kingdom-based Abacus Financial Management Systems Limited affiliate based upon the deterioration in that entity's financial condition. Since April 2003, when the Company sold a significant portion of its investment in its South African affiliates which reduced its ownership in GPTHL from 24.2% to 5%, the Company accounts for its remaining investment on a cost basis.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets as of September 30, 2003.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to the impact of the full fiscal 2003 loss and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income the valuation allowance will be reassessed.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Fiscal 2003 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has assessed, and will continue to assess, ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

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

The Company has a $1.2 million revolving credit facility with borrowings subject to interest at the bank's prime rate or LIBOR plus a range of 0 to 350 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $1.2 million, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $12,000.

The Company has investments in privately held unconsolidated foreign companies for the purposes of conducting its business overseas and attaining its strategic objectives. These investments have a net carrying value of $1.4 million and $2.4 million at September 30, 2003 and 2002, respectively. These investments are included in Investments in Unconsolidated Affiliates and are accounted for using the equity method, or in the case of the GPTHL investment, on a cost basis. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and forecasts for such companies in assessing the net realizable values of the investments in these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. Accordingly, we recorded $215,000 in impairment losses during the fourth quarter of fiscal 2002.


Item 8.           Financial Statements and Supplementary Data
------            -------------------------------------------

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9.           Changes in and Disagreements With Accountants on Accounting
------            -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

On July 26, 2002 the Board of Directors of Global Payment Technologies, Inc. (the "Company") dismissed Arthur Andersen LLP ("Andersen") as its independent certified public accountants and appointed KPMG, LLP ("KPMG") to serve in their place. These actions were taken at the recommendation of the Company's Audit Committee.

Andersen had served as the Company's independent public accountants since 1993. Andersen's report on the Company's consolidated financial statements for the fiscal year ended September 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended September 30, 2001 and through July 26, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended September 30, 2001 and through July 26, 2002, the Company did not consult KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

Items 10 through 13 inclusive are omitted per General Instruction G (3). The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the annual meeting of stockholders to be held in calendar 2004.

                                     PART IV

Item 9a. Controls and Procedures
-------  -----------------------

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Interim Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------

(a) The following documents are filed as part of this report:

1.       All Financial Statements:

          Report of Independent Public Accountants (page F-2)

          Consolidated Balance Sheets as of September 30, 2003 and 2002 (page
          F-5)

          Consolidated Statements of Income for the years ended September 30, 2003, 2002 and 2001 (page F-6)

          Consolidated Statements of Shareholders' Equity and Comprehensive income for the years ended September 30, 2003, 2002 and 2001 (page F-7)

          Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001 (page F-8)

          Notes to Consolidated Financial Statements (page F-9)

2. Financial statement schedules required to be filed by Item 8 of this Form:

          Schedule II - Valuation and Qualifying Accounts (page S-1)

          Schedule III - Financial Statements of Global Payment Technologies Australia PTY LTD (page S-2)


3.     Exhibits:

Exhibit No.
-----------

3.1      Certificate of Incorporation (2)
3.2      Certificate of Merger (2)
3.3      By-Laws (2)
4.1      Amended and Restated Credit Agreement dated September 10, 2002 between the Company and The Chase Manhattan Bank
         ("Chase")(7)
4.1(a)   Amended and Restated Revolving Credit Note dated September 10, 2002 issued by the Company to Chase (7)
4.1(b)   Amended and Restated Term Note A dated September 10, 2002 issued by the Company to Chase (7)
4.1(c)   Term Note B dated September 10, 2002 issue by the Company to Chase (7)
4.1(d)   Unlimited Corporate Guaranty dated September 10, 2002 by the Company to Chase(7)
4.1(e)   Amended and Restated Limited Corporate Guaranty dated September 10, 2002 by Abacus Financial Management Systems Ltd. USA
         to Chase (7)
4.1(f)   Security Agreement dated September 10, 2002 by the Company and Chase (7)
4.1(g)   Amended and Restated Pledge Agreement dated September 10, 2002 between the Company and Chase (7)
4.1(h)   First Amendment and Waiver dated January 13, 2003 to the Credit Agreement dated September 10, 2002 between the Company and Chase (7)
4.1(i)   Amendment and Waiver dated May 14, 2003 to the Credit Agreement dated September 10, 2002 between the Company and Chase
         (8)
4.1(j)   Third Amendment and Waiver dated August 1, 2003 to the Credit Agreement dated September 10, 2002 between the Company and
         Chase (9)
4.1(k)   Second Amendment and Waiver dated December 23, 2003 to the Credit Agreement dated May 14, 2003 between the Company and
         Chase (10)
4.1(l)   Third Amendment and Waiver dated January 13, 2004 to the Credit Agreement dated May 14, 2003 between the Company and
         Chase (10)
10.1     Lease dated October 1, 2000 between the Company and Heartland Associates (5)
10.2     1994 Stock Option Plan (1)*
10.3     1996 Stock Option Plan (1)*
10.4     2000 Stock Option Plan (3)*
10.5     Employment Agreement dated May 1, 2000 between the Company and Thomas McNeill (4)*
10.5     Employment Agreement dated July 1, 2001 between the Company and Thomas Oliveri (6)*
14       Code of Ethics (10)
21       List of Subsidiaries (10)
23       Consent of Independent Public Accountants (10)
31.1     Rule13a-14a Certification (Interim Chief Executive Officer) (10)
31.2     Rule13a-14a Certification (Chief Financial Officer) (10)
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)



         -----------------------------------------------------------------------------
(1)      Incorporated by reference to the Company's Registration Statement on Form S-8

         (File #333-30829).
(2)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.
(3)      Incorporated by reference to the Company's Proxy Statement for the fiscal year ended September 30, 1999.
(4)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(5)      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000
(6)      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001
(7)      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002
(8)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003
(9)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003
(10)     Filed herewith.
*        Management contract or compensatory plan or arrangement


(b)      Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Global Payment Technologies, Inc.

                                By: s/Martin H. Kern
                                    -----------------------------
                                    Martin H. Kern
                                    Interim Chief Executive Officer and Director
Date:  January 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                               Title                            Date
   ---------                               -----                            -----


s/Martin H. Kern                    Interim Chief Executive Officer      January 13, 2004
---------------------------                  and Director
Martin H. Kern

s/Thomas Oliveri                    President, Chief Operating Officer   January 13, 2004
---------------------------                  and Director
Thomas Oliveri

s/Richard Gerzof                    Director                             January 13, 2004
---------------------------
Richard Gerzof

s/Edward Seidenberg                 Director                             January 13, 2004
---------------------------
Edward Seidenberg

s/Thomas McNeill                    Vice President, Chief Financial      January 13, 2004
---------------------------         Officer and Principal Accounting
Thomas McNeill                      Officer


                        GLOBAL PAYMENT TECHNOLOGIES, INC.



                   Index to Consolidated Financial Statements



                                                                                                                   Page

Independent Auditors' Report                                                                                        F-1

Consolidated Financial Statements:
     Consolidated Balance Sheets as of September 30, 2003 and 2002                                                  F-5
     Consolidated Statements of Operations for each of the years in the three-year period ended
      September 30, 2003                                                                                            F-6
     Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for
      each of the years in the three-year period ended September 30, 2003                                           F-7
     Consolidated Statements of Cash Flows for each of the years in the three-year period ended
      September 30, 2003                                                                                            F-8

     Notes to Consolidated Financial Statements                                                             F-9 to F-25

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves                                                        S-1
Schedule III - Financial Statements of Global Payment Technologies Australia Pty Ltd.1                              S-2


Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

1 Included pursuant to Reg. S-X, Rule 3-09


                          Independent Auditors' Report



The Board of Directors and Stockholders
Global Payment Technologies, Inc.:


We have audited the 2003 and 2002 consolidated financial statements of Global Payment Technologies, Inc., and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the fiscal 2003 and 2002 financial statement
Schedule II as listed in the accompanying index. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audits. The 2001 consolidated financial statements and financial statement
Schedule II of Global Payment Technologies, Inc., as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement Schedule II before the restatement described in note 2 (v) to the consolidated financial statements, in their report dated November 16, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc., and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related fiscal 2003 and 2002 financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 financial statements of Global Payment Technologies, Inc., as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 2 (v), the fiscal 2001 statement of cash flows has been restated for reclassification of certain balance sheet items. We have audited the adjustments that were applied to restate the balance sheet classifications. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of Global Payment Technologies, Inc. other than with respect to such adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                               KPMG LLP


Melville, New York
December 29, 2003 (except as to Notes 1c and 9, which are as of January 13,
2004)

                          Independent Auditors' Report



To Global Payment Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of Global Payment Technologies, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                           September 30, 2003 and 2002
                (Dollar amounts in thousands, except share data)


                                     Assets                                                2003                 2002
                                                                                     ------------------   ------------------
Current assets:
    Cash and cash equivalents                                                     $           1,220                1,604
    Accounts receivable, less allowance for doubtful accounts
       of $234 and $177, respectively                                                         2,175                1,557
    Accounts receivable from affiliates                                                       4,108                4,982
    Inventory, net                                                                            3,499                5,301
    Prepaid expenses and other current assets                                                    64                  177
    Deferred income taxes, net                                                                   --                  836
    Income taxes receivable                                                                     211                  863
                                                                                     ------------------   ------------------
                Total current assets                                                         11,277               15,320
Investments in unconsolidated affiliates                                                      1,722                2,426
Property and equipment, net                                                                   2,617                3,115
Capitalized software costs                                                                    2,159                2,678
Intangible assets                                                                               --                   405
Other assets                                                                                    --                    86
                                                                                     ------------------   ------------------
                Total assets                                                      $          17,775               24,030
                                                                                     ==================   ==================
                      Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt                                             $             793                3,512
    Revolving line of credit                                                                  1,000                  --
    Accounts payable                                                                          2,424                2,061
    Accrued expenses and other current liabilities                                            1,881                1,431
                                                                                     ------------------   ------------------
                Total current liabilities                                                     6,098                7,004
                                                                                     ------------------   ------------------
                Total liabilities                                                             6,098                7,004
                                                                                     ------------------   ------------------
Commitments and contingencies (note 12) Shareholders' equity:
    Common stock, par value $0.01. Authorized 20,000,000 shares;
       issued and outstanding 5,829,500 and 5,815,100 shares, respectively                       58                   58
    Additional paid-in capital                                                                9,843                9,761
    Retained earnings                                                                         2,973                8,650
    Accumulated other comprehensive income                                                      302                   56
                                                                                     ------------------   ------------------
                                                                                             13,176               18,525
Less treasury stock, at cost,  278,984 shares                                                (1,499)              (1,499)
                                                                                     ------------------   ------------------
                Total shareholders' equity                                                   11,677               17,026
                                                                                     ------------------   ------------------
                Total liabilities and shareholders' equity                        $          17,775               24,030
                                                                                     ==================   ==================
See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                 Years ended September 30, 2003, 2002, and 2001
         (Dollar amounts in thousands, except share and per share data)


                                                                    2003                  2002                  2001
                                                              ------------------    ------------------    ------------------
Net sales:
     Non-affiliates                                        $          12,989                15,163                14,936
     Affiliates                                                       13,087                12,550                17,225
                                                              ------------------    ------------------    ------------------
                                                                      26,076                27,713                32,161
Cost of sales                                                         21,949                20,885                22,407
                                                              ------------------    ------------------    ------------------
                 Gross profit                                          4,127                 6,828                 9,754
Operating expenses                                                     9,758                 8,783                 8,687
                                                              ------------------    ------------------    ------------------
                 Income (loss) from operations                        (5,631)               (1,955)                1,067
                                                              ------------------    ------------------    ------------------
Other income (expense):
     Equity in income of unconsolidated
        affiliates, net                                                  676                   565                   169
     Gain on sale of investment in
        unconsolidated affiliate                                         --                    108                   --
     Interest expense                                                   (248)                 (290)                 (308)
     Other income                                                        --                     13                    99
                                                              ------------------    ------------------    ------------------
                 Other income (expense)                                  428                   396                   (40)
                                                              ------------------    ------------------    ------------------
                 Income (loss) before provision
                    (benefit) for income taxes                           (5,203)               (1,559)             1,027
Provision (benefit) for income taxes                                        474                  (926)               221
                                                              ------------------    ------------------    ------------------
                 Net income (loss)                         $             (5,677)                 (633)               806
                                                              ==================    ==================    ==================
Net income (loss) per share:
     Basic                                                 $              (1.02)                (0.11)              0.15
     Diluted                                                              (1.02)                (0.11)              0.14
Common shares used in computing net income (loss) per share amounts:
        Basic                                                         5,545,015             5,529,302           5,547,195
        Diluted                                                       5,545,015             5,529,302           5,635,961

See accompanying notes to consolidated financial statements.

                                      F-6

                       GLOBAL PAYMENT TECHNOLOGIES, INC.
Consolidated Statements of Shareholders' Equity and Comperhensive Income (Loss)
                 Years ended September 30, 2003, 2002, and 2001
                (Dollar amounts in thousands, except share data)



                                                     ---------------------------
                                    Comprehensive           Common stock            Additional                      Other
                                                     ---------------------------    paid-in       Retained      Comprehensive
                                    income (loss)      Shares         Amount        capital       earnings         Income
                                    --------------  -------------  -------------  -------------  ------------   -------------
Balance at September 30, 2000           $                5,766,250            58          9,554         8,477            --
    Exercise of common stock options
      and warrants                                         40,000            --             154           --             --
    Purchase of treasury stock                                --             --             --            --             --
    Net income and comprehensive income        806            --             --             --            806            --
                                          ============   ------------  -------------  -------------  ------------  -------------
Balance at September 30, 2001                            5,806,250     $      58          9,708         9,283            --
    Net loss                                     (633)        --             --             --           (633)           --
    Cumulative translation adjustment
      of foreign investments                    56            --             --             --            --              56
                                          ------------
    Comprehensive loss                           (577)        --             --             --            --             --
                                          ============
    Exercise of common stock options,
      including income tax benefits of $16                  8,850            --              53           --             --
                                                         ------------  -------------  -------------  ------------  -------------
Balance at September 30, 2002                            5,815,100            58          9,761         8,650             56
    Net loss                                   (5,677)        --             --             --         (5,677)           --
    Cumulative translation adjustment
      of foreign investments                   246            --             --             --            --             246
                                          ------------
    Comprehensive loss                  $      (5,431)        --             --             --            --             --
                                          ============
    Exercise of common stock options,
      including income tax benefits of $22                 14,400            --              82           --             --
                                                         ------------  -------------  -------------  ------------  -------------
Balance at September 30, 2003                            5,829,500     $      58          9,843         2,973            302
                                                         ============  =============  =============  ============  =============




                                                     ---------------------------
                                                             Treasury stock
                                                     ---------------------------
                                                          Shares        Amount          Total
                                                     -------------  ------------   ------------

Balance at September 30, 2000                              (209,200)   $   (1,294)     16,795
    Exercise of common stock options
      and warrants                                           --            --             154
    Purchase of treasury stock                              (69,784)         (205)       (205)
    Net income and comprehensive income                      --            --             806
                                                       -------------  ------------   ------------
Balance at September 30, 2001                              (278,984)       (1,499)     17,550
    Net loss                                                 --            --            (633)
    Cumulative translation adjustment
      of foreign investments                                 --            --              56

    Comprehensive loss                                       --            --             --

    Exercise of common stock options,
      including income tax benefits of $16                   --            --              53
                                                       -------------  ------------   ------------
Balance at September 30, 2002                              (278,984)       (1,499)     17,026
    Net loss                                                 --            --          (5,677)
    Cumulative translation adjustment
      of foreign investments                                 --            --             246

    Comprehensive loss                                       --            --             --

    Exercise of common stock options,
      including income tax benefits of $22                   --            --              82
                                                       -------------  ------------   ------------
Balance at September 30, 2003                              (278,984)   $   (1,499)     11,677
                                                       =============  ============   ============

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                 Years ended September 30, 2003, 2002, and 2001
                          (Dollar amounts in thousands)

                                                                                                                         2001 (as
                                                                                          2003          2002            restated)
                                                                                    ------------     ------------    -------------
Operating activities:
    Net income (loss)                                                                  $(5,677)          (633)           806
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Equity in income of unconsolidated affiliates                                    (676)          (565)          (169)
         Gain on sale of investment in unconsolidated affiliate                             --           (108)            --
         Depreciation and amortization                                                   1,450          1,037            761
         Provision for losses on accounts receivable                                       127            108             66
         Provision for inventory obsolescence                                              847            188            180
         Loss on disposition of assets                                                     379             --             --
         Deferred income taxes                                                             858            (25)            42
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                    (920)         2,082         (1,239)
            Decrease (increase) in accounts receivable from
               affiliates                                                                1,099          3,160           (311)
            Decrease (increase) in inventory                                               955             10            (47)
            Decrease (increase) in prepaid expenses and
               other current assets                                                        113            291           (177)
            (Increase) decrease in income tax receivable                                   652           (863)           674
            Increase in intangible assets                                                   --           (405)            --
            Decrease (increase) in other assets and capitalized software costs              86           (269)          (162)
            (Decrease) increase in accounts payable                                        363         (1,411)         2,127
            (Decrease) increase in accrued expenses
               and other liabilities                                                       450           (336)           (18)
                                                                                       -------        -------        -------
                 Net cash provided by operating activities                                 106          2,261          2,533
                                                                                       -------        -------        -------
Investing activities:
    Purchases of property and equipment                                                   (406)          (896)        (1,436)
    Proceeds from sale of investments in unconsolidated affiliates                       1,877            118             --
    Investments in unconsolidated affiliates                                              (323)        (1,380)          (298)
    Distributions from unconsolidated affiliate                                             21            550             --
                                                                                       -------        -------        -------
                 Net cash provided by (used in) investing activities                     1,169         (1,608)        (1,734)
                                                                                       -------        -------        -------
Financing activities:
    Repayments of notes payable to bank                                                 (1,719)          (155)          (858)
    Purchase of treasury stock                                                              --             --           (205)
    Issuance of stock upon exercise of stock options and warrants                           60             37            154
                                                                                       -------        -------        -------
                 Net cash used in financing activities                                  (1,659)          (118)          (909)
                                                                                       -------        -------        -------
                 Net (decrease) increase in cash and
                    cash equivalents                                                      (384)           535           (110)
Cash and cash equivalents at beginning of year                                           1,604          1,069          1,179
                                                                                       -------        -------        -------
Cash and cash equivalents at end of year                                               $ 1,220          1,604          1,069
                                                                                       =======        =======        =======
Cash paid during the year for:
    Interest                                                                           $   248            261            308
    Income taxes                                                                            --             55            250


See accompanying notes to consolidated financial statements.

(1)    Organization and Nature of Business

       (a)    Description of Business

              Global Payment Technologies, Inc. (the Company) was established in 1988. The Company designs, manufactures, and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

              Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's Argus, Aurora and IDS validator models. Fluctuations in the Company's results of operations may be caused by various factors, including the timing and market acceptance of new products introduced by the Company and its competitors, the size and timing of product orders and shipments, changes in volume of a few key customers which account for a large portion of the Company's revenues, the relative mix of products sold by the Company, specific economic conditions in the gaming industry, from which the Company derives a substantial portion of its revenues, and general economic conditions. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources.

       (b)    Organization and Development of Business

              The Company had a 70% controlling interest in Global Payment Technologies (Europe) Limited (GPT-Europe), which, through the purchase of the remaining 30%, from the minority shareholder, on October 1, 2001, became a wholly owned subsidiary. Neither the acquisition price nor the pro forma effect of the acquisition of their remaining interest were material. GPT-Europe is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

              Additionally, the Company has an 80% controlling interest in Abacus Financial Management, Inc. USA (Abacus-USA), which has the exclusive right to distribute the products of Abacus Financial Management Systems Ltd. (Abacus-UK) in North America. Abacus-UK manufactures cash management systems for use in retail applications. Abacus USA has not had material operations to date.

              See note 2(d) and note 3 for a description of the Company's investments in unconsolidated affiliates.

         (c)   Financing and Liquidity

               The Company has suffered recurring operating losses, and as of September 30, 2003, the Company was not in compliance with certain financial covenants; however, has received a waiver for such non-compliance (see Note 9). The Company has reached an agreement with its bank to further amend its credit facility. The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, investments in affiliates and interest payments on the Company's indebtedness. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. An inventory reduction plan has also been put in place to further improve future cash flows. Although the Company has amended its current credit facility, the Company is in discussions with other lenders to put in place an asset-based lending agreement which could potentially provide additional financing availability. As a result of the Company's agreements, in December 2003 and January 2004, amending its credit facility, and the completion of its September 2003 and December 2003 cost reduction initiatives which will reduce total costs at an annualized rate of $3 million, the Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations throughout fiscal 2004. The accompanying consolidated financial statements have been presented on a going-concern basis based on management's plans described above.

       (d)    Significant Customers

              The Company's largest customers for 2003, 2002, and 2001 represent the following percentages of net sales and accounts receivable, respectively:

                                                     2003                  2002                  2001
                                                ------------------    ------------------   -------------------
Net sales:
     Customer A                                        48%                   44%                  52%
     Customer B                                        N/A                   16%                  15%
     Customer C                                        15%                   N/A                  N/A

Accounts receivable:
     Customer A                                        62%                   71%                  68%
     Customer B                                        N/A                   11%                   9%
     Customer C                                        N/A                   N/A                  N/A


               There were no other customers that represented 10% or more of net sales or accounts receivable, respectively, in any of the fiscal years presented. Customer A is the Company's unconsolidated affiliate in Australia (see Note 3).


       (e)    Geographic Areas

              The Company generated revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues by destination:


                                                                   Year ended September 30
                                                --------------------------------------------------------------
                                                      2003                  2002                  2001
                                                ------------------    ------------------   -------------------
                                                                       (In thousands)
Domestic revenues (United States)            $           2,775                 2,615                 3,375
                                                ------------------    ------------------   -------------------
International revenues:
     Australia                                          10,182                 9,544                16,781
     Europe                                              9,591                11,291                 8,127
     All others                                          3,528                 4,263                 3,878
                                                ------------------    ------------------   -------------------
                                                        23,301                25,098                28,786
                                                ------------------    ------------------   -------------------
                 Total revenues              $          26,076                27,713                32,161
                                                ==================    ==================   ===================


              All of the Company's long-lived assets are domiciled in the United
              States, except for an immaterial amount at its subsidiary in the United Kingdom.


(2)    Summary of Significant Accounting and Reporting Policies

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts of Global Payment Technologies, Inc., GPT-Europe and Abacus-USA. The accounts of GPT-Europe and Abacus-USA are presented net of the related minority interests (as applicable for each year presented), which were not material in any period. All intercompany balances and transactions have been eliminated in consolidation.

       (b)    Revenue Recognition

              Non-affiliates

              The Company recognizes revenue upon shipment of products and passage of title to its non-affiliated customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

              Affiliates

              The Company recognizes revenue upon shipment and passage of title, to its affiliated customers, but defers its proportionate share of the related gross profit on product sales until sales are made by the affiliated customers to their third-party end users (customers), in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (see (d)).

       (c)    Shipping and Handling Costs

              The Company records shipping and handling costs billed to customers in net sales and classifies the shipping and handling costs associated with outbound freight in cost of sales.

       (d)    Investments in Unconsolidated Affiliates

              The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling, but influential, ownership interests. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the reporting period. Entities in which the Company's respective ownership interest is less than 20%, and in which there is a resulting inability to exercise significant influence, are accounted for using the cost method of accounting. A description of the Company's unconsolidated affiliates and the related transactions between the Company and these affiliates is discussed in note 3.

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

       (g)    Property and Equipment

              Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (note 6) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures, which significantly increase value or extend useful asset lives are capitalized and depreciated.

       (h)    Capitalized Software Costs

              In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, internally-generated software development costs associated with new products and significant software enhancements to existing products are expensed as incurred until technological feasibility has been established. Pursuant to SFAS No. 86, the Company deems technological feasibility to be have been met upon completion of a detail program design. Internally- generated software development costs of $0, $320,000, and $372,000 were capitalized during fiscal years 2003, 2002, and 2001, respectively. The Company recorded amortization in accordance with SFAS No. 86 of $519,000, $396,000, and $119,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the accompanying consolidated balance sheets as of September 30, 2003 and 2002 were $2,159,000 and $2,678,000, respectively.

(i)      Long-Lived Assets

              The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 effective October 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

        (j)   Intangible Assets

              Intangible assets, recorded at cost, represented intellectual property owned by the Company associated with the Company's joint venture with an unrelated third party to develop and distribute a product with the ability to read "smart cards". In the fourth quarter of 2003, the Company made a strategic decision to no longer pursue this relationship, and the remaining value of this asset was written-off.

       (k)    Goodwill

              In June 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this standard effective October 1, 2001. The effect of adoption was not material.

       (l)    Research and Development

              Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $150,000, $225,000, and $150,000 in fiscal 2003, 2002 and 2001, respectively.

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

              In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The adoption of FIN 45 did not affect the Company's financial results.

              The Company recognizes, and historically has recognized, the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. A summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) is included in the Company's Schedule of Valuation and Qualifying Accounts.

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

       (o)    Earnings Per Share

              Net income (loss) per common share amounts (basic EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants. Diluted EPS for fiscal years 2003 and 2002 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods, respectively, would be anti-dilutive. Options to purchase 670,550, 785,947, and 802,084 shares of common stock, were not included in the computation of diluted earnings per share for fiscal 2003 and 2002, respectively, because the exercise price exceeded the average market price of common shares for the period. These options were still outstanding at the end of the period.

               A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                      2003                  2002                  2001
                                                ------------------    ------------------   -------------------
                                                       (In thousands, except share and per share data)
Numerator:
     Net income (loss) attributable to
        common stockholders                  $          (5,677)                 (633)                  806
                                                ------------------    ------------------   -------------------
Denominator:
     Weighted average common shares
        outstanding - basic                          5,545,015             5,529,302             5,547,195
     Effect of dilutive securities:
        Stock options and warrants                         --                    --                 88,766
                                                ------------------    ------------------   -------------------
     Weighted average common shares
        outstanding - diluted                        5,545,015             5,529,302             5,635,961
                                                ==================    ==================   ===================
Basic EPS                                    $           (1.02)                (0.11)                 0.15
Diluted EPS                                              (1.02)                (0.11)                 0.14



(p)      Stock-Based Compensation

              The Company observes the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees ("APB No. 25").

              The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under its stock option plans which are more fully disclosed in note 10(b). Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The Financial Accounting Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2005. We will continue to monitor their progress on the issuance of this standard.

               The following table illustrates the effect on net earnings and earnings per common share as if the fair value method ("FMV") had been applied to all outstanding awards in each period presented.


                                                      2003                  2002                  2001
                                                ------------------    ------------------   -------------------
                                                            (In thousands, except per share data)
Net income (loss):
     As reported                                 $         (5,677)                 (633)                  806
     Deduct: Compensation expense
              determined under FMV                           (394)                 (386)                 (905)
                                                             -------               -------               -----
     Pro forma                                             (6,071)               (1,019)                  (99)
Net  income (loss) per common share - basic:
        As reported                                         (1.02)                (0.11)                 0.15
        Pro forma                                           (1.09)                (0.18)                (0.02)
Net  income (loss) per common share - diluted:
        As reported                                         (1.02)                (0.11)                 0.14
        Pro forma                                           (1.09)                (0.18)                (0.02)


              The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.


        (q)   Comprehensive Income (Loss)

              SFAS No. 130, Reporting Comprehensive Income requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income
              (loss) is the total of net income (loss) and all other nonowner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. For fiscal year 2001, the Company's operations did not give rise to material items includable in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for that year. In fiscal 2003 and 2002, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investments in unconsolidated affiliates was $302,000 and $56,000, respectively, which is reflected in the accompanying balance sheets and statement of shareholders' equity and comprehensive income (loss).

       (r)    Derivative Instruments

              SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not use derivative instruments or engage in hedging activities.

       (s)    Fair Value of Financial Instruments

              The Company complies with the provisions of SFAS No. 107, Disclosure about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments. The carrying value of all monetary assets and liabilities (including debt for which the accompanying interest rates are tied to existing market conditions) reflected in the accompanying consolidated balance sheets approximated fair value as a result of the short-term nature of such assets and liabilities at September 30, 2003 and 2002, respectively.

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

       (u)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the consolidated financial statements are the allowance for doubtful accounts, recoverability of inventory, deferred income taxes, capitalized software and provisions for warranties. Actual results could differ from those estimates.

       (v)    Reclassifications and Restatement

              Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation. In addition, in fiscal 2002, the Company reclassified certain costs, previously included in inventory, related to the development of software used in its products and the acquisition of molds and tooling for production. The capitalized software costs of $2,678,000 and $2,756,000, respectively are separately reflected as long-term assets and molds and tooling costs of $1,840,000 and $1,528,000, respectively are included in property and equipment as of September 30, 2002 and 2001, respectively. The amortization of such costs is charged to cost of sales. This reclassification has not changed the Company's net income, total assets or equity for any period.

              The amounts reclassified at September 30, 2001 are as follows (in thousands):


                                                             As reported               As restated
                                                             -----------               ------------
            Inventory                                                 $9,783                   $5,499
            Property and equipment                                     1,331                    2,859
            Capitalized software costs                                    --                    2,756


(w)      Recently Issued Accounting Pronouncements

              In August 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-05 Applicability of AICPA Statement of Position (SOP) 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, that in an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services as well as any non-software deliverable(s) (including hardware) for which software deliverable is essential to its functionality. The Company adopted the provisions of this statement effective October 1, 2003, and the effects of adoption were not material to the consolidated financial statements.

              In July 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which requires certain disclosures in all financial statements initially issued after January 31, 2003, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity (VIE) when Interpretation 46 becomes effective. The recognition and measurement provisions that address consolidation of VIEs apply to all VIEs that are created after January 31, 2003; VIEs that exist as of January 31, 2003 are subject to the recognition and measurement provisions in annual or interim periods beginning after June 15, 2003. The Company plans to adopt the provisions of Interpretation No. 46, Consolidation of Variable Interest Entities, in the fourth quarter of fiscal 2004. The Company has not determined the impact, if any, on its consolidated financial statements.

 (3)   Unconsolidated Affiliates

       Net sales to unconsolidated affiliates for fiscal year 2003, 2002 and 2001 and accounts receivable from unconsolidated affiliates as of September 30, 2003 and 2002 are as follows (in thousands):



                                                                                          Accounts receivable
                                                                                            from affiliates
                                                Net sales - affiliate               ---------------------------------
                                   ------------------------------------------------  September 30,    September 30,
                                        2003            2002             2001             2003            2002
                                   ---------------  --------------  ---------------  ---------------  --------------
Australia                        $       12,482          12,179           16,724            3,872           4,686
Abacus-UK                                    --             137               13              148             131
South Africa                                605             234              488               88             165
                                   ---------------  --------------  ---------------  ---------------  --------------
               Total             $       13,087          12,550           17,225            4,108           4,982
                                   ===============  ==============  ===============  ===============  ==============



       (a)    Australia

              In fiscal 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate. This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. In June 2002, the Company and two other shareholders formed eCash Management Pty. Ltd., an Australian based company responsible to market, distribute, service and support Automated Teller Machines across Australia and New Zealand. The Company owns a 35% interest in this entity. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $470,000, $678,000, and $224,000 in fiscal 2003,
              2002, and 2001, respectively. For fiscal 2003, 2002, and 2001, the Company increased (reduced) its equity in income of unconsolidated affiliates by $225,000, $250,000, and $(11,000), respectively, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliate as of fiscal year-end. The Company also received a cash dividend of $550,000 from these affiliates during the fourth quarter of fiscal 2002.

       (b)    Abacus - UK

              In fiscal 1999, the Company acquired a non-controlling 25% interest in Abacus Financial Management Systems Ltd. (Abacus-UK). Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. The Company invested $162,000 in this entity to acquire the 25% non-controlling ownership interest. In fiscal 2003, the Company did not make any additional investment, however, in fiscal 2002 and 2001, the Company invested an additional $207,000 and $228,000, respectively, in Abacus-UK. The Company's consolidated results of operations for the years ended September 30, 2003, 2002, and 2001 include the Company's equity in the loss of this affiliate of $0, $131,000, and $141,000, respectively.

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

(c)      South Africa

              In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in the cash handling division of International Payment Systems Pty Ltd. and a major portion of its interest in Global Payment Technologies Holdings (Pty) Ltd. ("GPTHL"), its South African gaming affiliate. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL has been reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company's recovering the carrying value of such advances and investments. The Company will account for this remaining investment prospectively on the cost basis. The Company's results of operations for the years ended September 30, 2003, 2002, and 2001 include the Company's equity in the (loss) income of this affiliate of ($14,000), ($75,000) and $84,000, respectively.

        (d)   China

              During the third quarter of fiscal 2002, the Company sold its 50% non-controlling interest in its China-based affiliate. As a result, the Company recorded a gain of $108,000 in the accompanying statement of operations.

(4)    Summary Financial Information

       The following summary financial information reflects the combined interests of GPT Australia Pty Ltd. and eCash Pty Ltd as of and for the year ended September 30, 2003 and the combined interests of GPT Australia Pty Ltd, eCash Pty Ltd, and Abacus-UK as of and for the year ended September 30, 2002. Such summary financial information has been provided herein based upon the respective individual significance of these unconsolidated affiliates to the consolidated financial information of the Company for each respective period.

                                          (in thousands)

                                   June 30,          June 30,
                                     2003              2002
                              ------------------------------------
Current assets             $           10,966          10,603
Non-current assets                      1,007             180
Current liabilities                     7,710           7,876
Non-current liabilities                   --            1,149
Net assets                              4,263           1,758



                                             (in thousands)

                                 Year ended               Year ended
                              June 30, 2003             June 30, 2002
                            ----------------------------------------------------
Net sales              $             18,016      $            19,699
Operating income                        538                      202
Net income                              604                      527



       The Company's combined share of income from GPT Australia Pty Ltd and eCash Pty Ltd for the fiscal year ended September 30, 2003 was $470,000 and for GPT Australia Pty Ltd, eCash Pty Ltd, and Abacus-UK for the year ended 2002 (excluding the write-off of Abacus - UK) was $547,000.

(5)    Inventory

       The following is a summary of the composition of inventory:

                                                    September 30
                                      -----------------------------------------
                                             2003                  2002
                                      -------------------   -------------------
                                                   (In thousands)

Raw materials                      $            1,725                 3,211
Work-in-progress                                  787                 1,216
Finished goods                                    987                   874
                                      -------------------   -------------------
                                   $            3,499                 5,301
                                      ===================   ===================

(6)    Property and Equipment, Net

       Major classifications of property and equipment are as follows:


                                                                                           September 30
                                                                            -----------------------------------------
                                                         Useful lives              2003                  2002
                                                      -------------------   -------------------   -------------------
                                                                                         (In thousands)

Leasehold improvements                                Shorter of the
                                                      life of the lease
                                                      or useful life of
                                                      asset              $              266                   271
Furniture and fixtures                                3 - 7 years                       391                   617
Machinery and equipment                               3 - 10 years                    2,511                 2,192
Tooling and Molds                                     7 years                         1,839                 1,942
Computer software                                     5 years                           995                   953
Computer hardware                                     3 years                         1,002                   968
                                                                            -------------------   -------------------
                                                                                      7,004                 6,943
Less accumulated depreciation and
     amortization                                                                    (4,387)               (3,828)
                                                                            -------------------   -------------------
                                                                         $            2,617                 3,115
                                                                            ===================   ===================


       Depreciation and amortization expense was $849,000, $640,000, and $636,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.


(7)    Accrued Expenses and Other Current Liabilities

       Accrued expenses and other current liabilities consist of the following:


                                                                      September 30
                                                      -----------------------------------------
                                                             2003                  2002
                                                      -------------------   -------------------
                                                                   (In thousands)

Compensation and employee benefits                 $              228                   240
Warranty costs                                                    346                   340
Accrued income taxes and other taxes                              200                   259
Accrued commissions                                               499                    61
Administrative and other                                          608                   531
                                                      -------------------   -------------------
                                                   $            1,881                 1,431
                                                      ===================   ===================


(8)    Notes Payable to Bank

       At September 30, 2002, the Company had a $79,000 note payable to a bank related to GPT-Europe. The note had an interest rate of approximately 8% and matured December 31, 2002.

(9)    Current Portion of Long-Term Debt

       Current portion of long-term debt consists of the following at September 30, 2003 (in thousands):

Term note A                                        $          600
Term note B                                                   193
                                                      ---------------
                                                   $          793
                                                      ===============




       On September 10, 2002, the Company entered into an Amended and Restated Credit Agreement (the Agreement) with a certain financial institution. The Agreement provides for the existence of two separate term loans and a revolving line of credit ("RLC") with varying interest rates and maturity dates.

       In May 2003, the Company reached an agreement with its bank to amend its credit facility, which included new financial covenants. Further, the Company used the proceeds from the sale of its South African affiliate investment to pay down its term loan and the RLC by $1.4 million and $.5 million, respectively. The monthly payments on both term loans remained the same. In addition, the Company's RLC facility was reduced from $3.5 million to $2.0 million and the Company provided the bank additional security in its inventory and cash.

       At September 30, 2003, the Company was not in compliance with certain financial covenants. The Company has since received a waiver for such non-compliance. Further, the Company has reached an agreement with its bank to amend its credit facility, as amended in May 2003. The amendments, dated December 2003 and January 2004, include new financial covenants, a reduction of the RLC facility from $2 million to $1.2 million, an RLC termination date of December 31, 2004 (previously September 10, 2005), as well as increases in its RLC interest rate margins between 200 - 400 basis points effective March 1, 2004. The Company is in the process of seeking a replacement financial institution more suitable to its current size and operations.

       The interest rates and maturities on the two separate term loans and revolving line of credit are as follows:

       Term Note A - This note ($600,000 as of 9/30/03) is payable in nine remaining equal monthly installments of $67,000, matures on June 30, 2004, and bears interest at a fixed rate of 9.41%.

       Term Note B - This note ($193,000 as of 9/30/03) is payable over the next six months in monthly installments of $34,000 until the balance is paid in full, in March 2004, and bears interest at LIBOR plus 350 basis points.

       Revolving credit loans - This RLC, which now matures on December 31, 2004, provides for $1.2 million in revolving credit notes. The revolving credit notes bear interest at the bank's prime rate plus 150 basis points. Effective March 1, 2004 and May 1, 2004 this interest rate increases to the banks prime rate plus 350 basis points and 550 basis points, respectively. The revolving line of credit outstanding at September 30, 2003 is $1,000,000.

       All of the above borrowing instruments are secured by all of the Company's accounts receivable, inventory and cash and are guaranteed by Abacus -USA, the Company's 80%-owned consolidated affiliate.

       As of September 30, 2003, based on the terms of the Agreement, annual principal maturities for the amount outstanding under the term notes were as follows:

                                                      Amount (in thousands)
                                                      -------------------
Fiscal year ended September 30:
     2004                                          $          793
                                                      ===================


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

              During fiscal 2003, a total of 95,000 incentive stock options and 31,000 nonqualified options were granted. All options granted in 2003 will become exercisable over varying terms up to seven years.

              A summary of the Company's stock option plans as of September 30, 2003, 2002, and 2001, and changes during the years then ended, is presented below.


                                       2003                        2002                         2001
                          ---------------------------  --------------------------- ---------------------------
                                          Weighted                     Weighted                    Weighted
                                           average                     average                      average
                                          exercise                     exercise                    exercise
                             Shares         price        Shares         price         Shares         price
                          -------------  ------------  ------------  ------------- -------------  ------------
Outstanding at the
  beginning of year          1,058,600 $        4.53       880,850 $         5.16     1,031,400 $        5.54
      Granted at fair
      value                    126,000          4.05       321,200           3.73       402,950          3.02
      Forfeited              (403,600)          3.55     (134,600)           6.68     (513,500)          4.34
      Exercised               (14,400)          4.48       (8,850)           4.07      (40,000)          3.88
                          -------------                ------------                -------------
Outstanding at end of
the year                       766,600          5.02     1,058,600           4.53       880,850          5.16
                          =============                ============                =============
 Options exercisable at
 year end                      348,120          6.18       555,040           4.51       520,670          4.61

 Weighted average fair
 value of options granted
 during the year (a)                            2.63                         2.51                        1.81


              The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                   Year ended September 30
                                                --------------------------------------------------------------
                                                      2003                  2002                  2001
                                                ------------------    ------------------   -------------------
Risk-free interest rates                                 3.07%                 4.83%                 3.12%
Expected lives                                            7 years              7 years              5 years
Expected volatility                                      65%                   66%                   70%
Expected dividend yields                                 --                    --                    --




              Summarized information about the Company's stock options outstanding and exercisable at September 30, 2003 is as follows:


                                                Outstanding                             Exercisable
                                ----------------------------------------------  ------------------------------
                                                                  Weighted                        Weighted
                                                  Weighted         average                         average
                                                   average        exercise                        exercise
    Exercise price range           Options          life            price          Options          price
------------------------------  --------------  --------------  --------------  --------------  --------------
$2.40 to $4.00                      340,400            4.80   $        3.36         105,900   $        3.31
$4.01 to $6.00                      278,550            5.20            4.90         113,040            5.59
$6.01 to $8.00                       45,300            2.17            6.85          42,900            6.81
$8.01 to $10.00                      68,350            3.00            9.12          54,680            9.12
$10.01 to $12.00                     29,000            2.68           11.50          26,600           11.52
$12.01 to $14.25                      5,000            1.58           14.25           5,000           14.25
                                --------------                                  --------------
                                    766,600            4.53            5.02         348,120            6.18
                                ==============                                  ==============


(11)   Income Taxes

       The provision for (benefit from) income taxes consists of the following:


                                                     Fiscal years ended September 30
                                      ---------------------------------------------------------------
                                             2003                  2002                  2001
                                      -------------------   -------------------   -------------------
                                                              (In thousands)
Current:
     Federal                       $             (211)                 (885)                  220
     State and local                              --                    --                     43
                                      -------------------   -------------------   -------------------
                                                 (211)                 (885)                  263
                                      -------------------   -------------------   -------------------
Deferred:
     Federal                                      685                   147                   (34)
     State and local                              --                   (188)                   (8)
                                      -------------------   -------------------   -------------------
                                                  685                   (41)                  (42)
                                      -------------------   -------------------   -------------------
                 Total             $              474                  (926)                  221
                                      ===================   ===================   ===================



       Significant components of deferred tax assets are as follows:


                                                                               September 30
                                                      ---------------------------------------------------------------
                                                             2003                  2002                  2001
                                                      -------------------   -------------------   -------------------
                                                                              (In thousands)
Deferred tax assets:
     Accounts receivable                           $               89                    65                    48
     Inventory                                                    507                   296                   286
     Accrued expenses and other, net                              186                   257                   215
     Elimination of gross profit on sales to
        affiliates                                                141                   218                   246
     Tax NOL carryforward                                       1,646                    --                    --
                                                      -------------------   -------------------   -------------------
                 Deferred tax asset                             2,569                   836                   795
     Less:  Valuation allowance(a)                             (2,569)                   --                    --
                                                      -------------------   -------------------   -------------------
                 Net deferred tax asset            $               --                   836                  795
                                                      ===================   ===================   ===================


(a) The Company's ability to recover the reported amounts of deferred income tax benefit is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred significant operating losses in the current fiscal year and in fiscal year 2002. Due to recurring losses and because of the uncertainty as to the Company's ability to generate sufficient taxable income to realize the value of its deferred tax asset, during the fourth quarter of fiscal 2003, the Company provided a full valuation allowance. This valuation allowance will be periodically assessed and may be wholly or partially reversed in the future.

       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                                                     Fiscal years ended September 30
                                                      ---------------------------------------------------------------
                                                             2003                  2002                  2001
                                                      -------------------   -------------------   -------------------
U.S. Federal statutory rate                                   34.0%                 34.0%                 34.0%
State income taxes, net of federal benefit                     3.8%                  5.9%                  2.1
Impact of foreign operations                                   3.0%                 22.1%                (16.5)
All other, net                                                (0.5)                 (2.6)                  1.9
Change in valuation allowance                                (49.4)                  --                    --
                                                      -------------------   -------------------   -------------------
                 Effective income tax rate                   (9.1)%                 59.4%                21.5%
                                                      ===================   ===================   ===================



(12)   Commitments and Contingencies

       (a)    Minimum Lease Commitments

              The operations of the Company are conducted in leased premises. The Company also leases various office equipment. At September 30, 2003, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                                       (In thousands)
Fiscal year ending September 30:
     2004                                        $               424
     2005                                                        415
     2006                                                        285
     Thereafter                                                    -



              Total rent expense for all operating leases was $474,000, $472,000, and $511,000 in fiscal 2003, 2002, and 2001, respectively, including $27,000, $40,000, and $101,000,
              respectively, paid to the related party affiliate. The operating lease with the related party affiliate was cancelled during fiscal 2003. The Company's management believes this lease with the affiliate was on terms which approximated fair market value.

       (b)    Employment Agreements

              The Company has entered into employment agreements with two officers of the Company, which expire through the end of fiscal 2004, with minimum compensation requirements of $246,000 for the fiscal year ending September 30, 2004.



       c)     Litigation

              There are no material legal proceedings pending against the Company.

                                                                    Schedule II


                                             GLOBAL PAYMENT TECHNOLOGIES, INC.
                                       Schedule of Valuation and Qualifying Accounts

             Column A                       Column B              Column C              Column D              Column E
------------------------------------    ------------------    ------------------    ------------------    ------------------
                                           Balance at            Charged to           Deductions -             Balance
                                            beginning             costs and             write off              at end
            Description                     of period             expenses             of accounts            of period
------------------------------------    ------------------    ------------------    ------------------    ------------------
Allowance for doubtful
     accounts:
        September 30, 2001           $            206                    66                   103                   169
        September 30, 2002                        169                   108                   100                   177
        September 30, 2003                        177                   127                    70                   234

Warranty Reserve
        September 30, 2002                        382                   281                   323                   340
        September 30, 2003                        340                   327                   321                   346

See accompanying independent auditors' report.


                                  SCHEDULE III
                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD


                              Financial Statements


                          June 30, 2003, 2002 and 2001





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

                          Independent Auditors' Report


The Board of Directors
Global Payment Technologies, Inc


We have audited the accompanying balance sheets of Global Payment Technologies Pty Limited as of June 30, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies Pty Limited as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






KPMG - Sydney, Australia




19 December 2003

                 GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets

                             June 30, 2003 and 2002



                      Assets                                               2003            2002
                                                                        -------------   -------------
Current assets:
    Cash and cash equivalents                                        A$  2,267,402       2,356,150
    Trade accounts receivable, less allowance for doubtful
      accounts of  A$10,000, A$40,000 in 2002 and A$37,555 in 2001       2,477,200       5,110,003
    Inventories                                                          7,350,859      10,667,709

    Deferred income taxes                                                  523,157         344,014
    Receivable from affiliate                                            1,462,246            --
    Other current assets                                                    50,415         196,549
                                                                        -------------   -------------
                Total current assets                                    14,131,279      18,674,425
                                                                        -------------   -------------
Property, plant and equipment
    Machinery and equipment                                                352,870         247,412
    Less accumulated depreciation and amortization                        (130,992)        (88,853)
                                                                        -------------   -------------
                Net property, plant and equipment                          221,878         158,559
                                                                        -------------   -------------
                  Total assets                                       A$ 14,353,157      18,832,984
                                                                        =============   =============

                 Liabilities and Stockholders' Equity

Current liabilities:
    Trade accounts payable                                           A$  8,727,631      12,147,255
    Income taxes (receivable)/payable                                       (8,225)        319,883
    Accrued liabilities                                                  1,063,045       1,127,982
                                                                        -------------   -------------
                  Total current liabilities                              9,782,451      13,595,120
                                                                        -------------   -------------
                  Total liabilities                                      9,782,451      13,595,120
                                                                        -------------   -------------

Commitments and contingencies (Note 1) Stockholders' equity:
    Common stock
      issued and outstanding 20,000 shares in 2003
      and 20,000 shares in 2002                                             20,000          20,000
    Retained earnings                                                    4,550,706       5,217,864
                                                                        -------------   -------------
                  Total stockholders' equity                             4,570,706       5,237,864
                                                                        -------------   -------------
                  Total liabilities and stockholders' equity         A$ 14,353,157      18,832,984
                                                                        =============   =============


See accompanying notes to consolidated financial statements.


                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                              Statements of Income

                    Years ended June 30, 2003, 2002 and 2001

                                                                                                                2001
                                                                         2003               2002              Unaudited
                                                                    ----------------   ----------------   ------------------
Net sales                                                       A$     27,537,178         37,229,261           30,777,423
Cost of goods sold                                                     24,364,738         31,522,890           26,836,256
                                                                    ----------------   ----------------   ------------------
                 Gross profit                                           3,172,440          5,706,371            3,941,167

Selling, general and administrative expenses                           (1,937,681)        (1,918,794)          (1,754,276)
Related party royalty                                                          --         (1,307,783)                  --
                                                                    ----------------   ----------------   ------------------

                 Operating income                                       1,234,759          2,479,794            2,186,891

Other income (expense):
    Interest income                                                       221,318            103,216              234,349
    Other sundry income                                                   151,065               --                   --
    Interest expense                                                       (4,412)           (39,771)             (32,311)
    Servicing income                                                      105,420             90,135               97,909
    Foreign exchange gain                                                 202,924             45,108              153,802
                                                                    ----------------   ----------------   ------------------

                 Income before income taxes                             1,911,074          2,678,482            2,640,640
Income taxes                                                             (578,232)          (817,779)            (903,329)
                                                                    ----------------   ----------------   ------------------

                 Net income                                             1,332,842          1,860,703            1,737,311
                                                                    ================   ================   ==================


See accompanying notes to consolidated financial statements.

    GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                             Statements of Stockholders' Equity

                    Years ended June 30, 2003, 2002 and 2001




                                                                                  Total
                                                  Common        Retained      stockholders'
                                                  stock         earnings         equity
                                               ------------- --------------- ----------------

Balances at June 30, 2000 (unaudited)     A$       20,000       1,619,850        1,639,850
    Net income (unaudited)                             --       1,737,311        1,737,311
Dividends declared                                     --              --               --
                                               ------------- --------------- ----------------

Balances at June 30, 2001 (unaudited)     A$       20,000       3,357,161        3,377,161
    Net income (unaudited)                               --     1,860,703        1,860,703
Dividends declared                                       --            --               --
                                               ------------- --------------- ----------------
Balances at June 30, 2002                 A$       20,000       5,217,864        5,237,864
    Net income                                         --       1,332,842        1,332,842
Dividends declared                                     --      (2,000,000)      (2,000,000)
                                               ------------- --------------- ----------------

Balances at June 30, 2003                 A$       20,000       4,550,706        4,570,706
                                               ============= =============== ================


See accompanying notes to consolidated financial statements.

                 GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

                    Years ended June 30, 2003, 2002 and 2001


                                                                                                                2001
                                                                            2003              2002            unaudited
                                                                        --------------    --------------   ----------------

Net income                                                          A$      1,332,842         1,860,703          1,737,311
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortisation of property, plant and equipment             42,139            34,930             21,965
    Decrease/(increase) in trade accounts receivable                        2,632,803        (1,389,057)        (1,852,775)
    Decrease/(increase) in inventories                                      3,316,850           175,233         (3,713,537)
    Decrease in other assets                                                  146,134             2,363             --
    (Increase) in intercompany receivables                                 (1,462,246)           --                 --
    Decrease in trade accounts payable                                     (3,419,624)       (1,103,844)          (374,452)
    Decrease in accrued liabilities                                          (379,767)         (329,759)           799,556
    Increase in prepaid expenses                                               --               (10,744)            32,739
    Increase in deferred income taxes                                        (196,742)          (64,596)          (250,590)
                                                                        --------------    --------------   ----------------

               Net cash provided by/ (used in) operating activities         2,012,389          (824,771)        (3,599,783)
                                                                        --------------    --------------   ----------------

Cash flows from investing activities:
    Capital expenditures, including interest capitalized                     (109,718)          (93,471)           (77,942)
                                                                        --------------    --------------   ----------------

               Net cash used in investing activities                         (109,718)          (93,471)           (77,942)
                                                                        --------------    --------------   ----------------

Cash flows from financing activities:
    Dividends paid                                                         (2,000,000)           --                 --
                                                                        --------------    --------------   ----------------

               Net cash used in financing activities                       (2,000,000)           --                 --
                                                                        --------------    --------------   ----------------

               Net decrease in cash and cash equivalents                    (97,329)         (918,242)        (3,677,725)

Cash and cash equivalents at beginning of year                            2,356,150         3,274,392          6,952,117
                                                                        --------------    --------------   ----------------

Cash and cash equivalents at end of year                            A$    2,258,821         2,356,150          3,274,392
                                                                        ==============    ==============   ================


See accompanying notes to consolidated financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD


                          Notes to Financial Statements

                    June 30, 2003, 2002 and 2001 (unaudited)



(1)    Summary of Significant Accounting Policies and Practices

       (a)    Description of Business

              Global Payment Technologies Australia Pty Ltd (the "Company") distributes and services paper currency validating equipment used in gaming and vending machines in Australia and other countries. There were no significant changes in the nature of the Company's principal activities during the fiscal year.

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

              Concentration of credit risk

              The Company's largest customer represented 48% (2002: 42%) of trade accounts receivable as of June 30, 2003 and 70% (2002: 70%) of sales for the fiscal year ended June 30, 2003. There were no other customers that represented 10% or more of net sales or trade accounts receivable as of and for the year ended June 30, 2003.

       (c)    Inventories

              Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method for all inventories.

       (d)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost.

              Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 27% (2002: 7.5% to 27%).

       (e)    Other Current Assets and Other Assets

              Other assets are comprised of security deposits, prepaid expenses, goods and services tax due from the Australian Tax Office and other non trade receivables.

                GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD


                          Notes to Financial Statements

                    June 30, 2003, 2002 and 2001 (unaudited)



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

       (h)    Impairment of Long-Lived Assets

               Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

              The Company did not recognize any impairment adjustments in fiscal 2003 (2002: nil; 2001: nil).

       (i)    Revenue Recognition

               The Company recognizes revenue upon shipment of products and passage of title to its customers, or at the time services are completed with respect to repairs not covered by warranty agreements.In the prior year the Company sold independent automated teller machines (ATM's) under an arrangement with a related entity, eCash Pty Limited. The Company assumed all the credit risk associated with those sales. The machines were purchased from third parties with the Company assuming all the risks and rewards of ownership of the inventory. An agreed fee of $1,307,738 was paid to eCash Pty Limited under the arrangement for the use of customer lists, vendor lists and the "eCash" trade name. Revenues and expenses from the sales under the arrangement were included in the net sales and cost of sales on a gross basis in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19 Reporting Revenue Gross as an Principal Versus Net as an Agent.Total sales and cost of sales under the arrangement in 2002 were $6,252,852 and $4,340,796 respectively. On July 1, 2002, the Company ended its sales arrangement with eCash Pty Limited. Inventories on hand at year totaling $1,619,766 were sold at carrying value to eCash Pty Limited. This arrangement, which commenced on July 1, 2001, did not exist prior to the fiscal year ended June 30, 2002 and no such arrangement existed during the 2003 fiscal year.

                GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD


                          Notes to Financial Statements

                    June 30, 2003, 2002 and 2001 (unaudited)


       (j)    Commitments and Contingencies

              Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No such amounts were recorded in fiscal 2003, 2002 or 2001.

       (k)    Advertising expenses

              Advertising expenses are recognized in the statement of income as incurred.

       (l)    Cash and cash equivalents

              Cash and cash equivalents comprise cash on hand, and cash and term deposits with banking institutions. The Term deposits are for a period of 7 days. These have been rolled over since year end. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year end to spot rates at year end with the gain recognized in the Statement of income.

(2)    Income Taxes

       All pretax income is derived from domestic operations.

       Total income taxes for the years ended June 30, 2003 consists of:


                                                        Current               Deferred               Total
                                                   ------------------   ----------------------  ------------------

Year ended June 30, 2003:                     A$            757,375             (179,143)                578,232
                                                   ==================   ======================  ==================

Year ended June 30, 2002:                     A$            882,376              (64,597)               817,779
                                                   ==================   ======================  ==================

Year ended June 30, 2001 (unaudited):         A$          1,153,919             (250,590)                903,329
                                                   ==================   ======================  ==================

                GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD


                          Notes to Financial Statements

                    June 30, 2003, 2002 and 2001 (unaudited)


(2)    Income Taxes (continued)

       Income tax expense was $578,232, $817,779, and $903,329 (unaudited) for the years ended June 30, 2003, June 30, 2002 and June 30, 2001, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2002: 30%; 2001: 34%) to pretax income as a result of the following:


                                                                  2003                   2002
                                                           --------------------   -------------------

Computed "expected" tax expense                        A$           573,322                803,544
Increase (reduction) in income taxes resulting from:
    Adjustment to deferred tax assets and
    liabilities for enacted changes in tax  laws and
    rates                                                                --                 35,931
    Under/over provision for prior years                                 --                 (1,474)
    Other, net                                                        4,910                 20,222
                                                           --------------------   -------------------

                                                       A$           578,232                817,779
                                                           ====================   ===================


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at 30 June 2003 and 2002 are presented below.


                                                                  2003                  2002

                                                               at 30% tax         at 30% tax rate
                                                                  rate
                                                           --------------------  -------------------
Deferred tax assets:
    Accounts receivable principally due to
      allowance for doubtful accounts                  A$             3,000                12,000
    Inventory                                                       233,094               109,955
    Employee leave entitlements                                      22,966                25,691
    Bonus provision                                                 168,720               132,300
    Unrealised foreign exchange movements                            60,877                     0
    Other                                                            34,500                64,068
                                                           --------------------  -------------------
              Total gross deferred tax assets                       523,157               344,014
Less valuation allowance                                                  -                     -
                                                           --------------------  -------------------

              Net deferred tax assets                               523,157               344,014
                                                           --------------------  -------------------


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2003.

(3) Pension and Other Postretirement Benefits

       The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentages of salary plus any additional contributions included in employee's employment agreement. The company contributed A$76,127, $79,740 and A$46,964 during fiscal years 2003, 2002 and 2001 respectively to the fund. There were no contributions outstanding at year end.

       The Company does not sponsor any other post employment benefits for its employees.

(4)      Accrued Liabilities


                                                                     2003               2002

      Goods and services tax payable                        A$        206,336             312,173
      Accrued expenses                                                705,411             590,172
      Provision for employee leave                                     76,554              85,637
      Other provisions                                                      0              65,000
      Warranty provision                                               75,000              75,000
                                                                ----------------   ----------------
                                                                ----------------   ----------------
                                                           A$       1,063,301           1,127,982
                                                                ================   ================


(5)    Commitments

       Non cancelable operating lease commitments

      Future operating lease commitments not                     2003
      provided for in the financial statements and
      payable:
      Within one year                                  A$        210,000
      One to two years                                           210,000
      Two to three years                                         210,000
                                                             -------------
                                                       A$        630,000
                                                             -------------

       The Company leases property under a non-cancelable four year operating lease expiring in 2006. There is an option to renew the lease for a further four years at the completion of the lease. The Company has not entered into any capital leases.

(6)    Related parties

       The company is 50% owned by Global Payment Technologies, Inc, a company incorporated in the United States of America. The other 50% is owned by a private trust of which the Managing Director of the company is a beneficiary. During the year, the Company purchased inventories from Global Payment Technologies, Inc. Purchases during year totaled $24,880,000 (2002: $31,522,890; 2001: $26,836,256).

          During the previous year the Company entered into an arrangement to sell independent automated teller machines (ATM's) under an arrangement with a related entity, eCash Pty Limited. eCash Pty Limited is owned 35% by Global Payment Technologies, Inc., 35% by the private trust of the Managing Director of the Company, and 30% by an unrelated third party. An agreed fee of $1,307,738 was paid to eCash Pty Limited under the arrangement for the use of customer lists, vendor lists and the "eCash" trade name. Total sales under the arrangement in 2002 were $6,252,852. On July 1, 2002, the Company ended its sales arrangement with eCash Pty Limited. Inventories on hand at year totaling $1,619,766 were sold at carrying value to eCash Pty Limited. This arrangement, which commenced on July 1, 2001, did not exist prior to the fiscal year ended June 30, 2002 and no such arrangement existed during the 2003 fiscal year.

       As of June 30, 2002 the Company had receivables from eCash Pty Limited of $1,462,246, which were primarily attributable to payments made by the Company on behalf of eCash Pty Limited to employees and vendors of eCash Pty Limited.

          For the year ended June 30, 2003, the Company charged eCash Pty Limited a management fee or administrative tasks conducted by the Company on behalf of eCash Pty Limited, which is included in other sundry income in the accompanying statement of income.

       There were no other transactions with related parties.