Form 10-Q
period 2003-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2004-02-17
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         11-2974651
------------------------------------                   -------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

425B Oser Avenue, Hauppauge, New York                             11788
-------------------------------------                  -------------------------
         (Address of principal executive offices)               (Zip Code)

                                 (631) 231-1177
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES  __X__     NO _____



Shares of Common Stock outstanding on February 4, 2004          5,567,266
                                                                ---------

                        Global Payment Technologies, Inc.
                        --------------------------------
                                      Index
                                      -----



PART  I. FINANCIAL INFORMATION
-------- ---------------------
                                                                                                           Page Number
         Item 1.  Financial Statements                                                                     -----------

                  Condensed Consolidated Balance Sheets - December 31, 2003 (unaudited)
                            and September 30, 2003                                                              3

                  Condensed Consolidated Statements of Operations - Three Months ended
                           December 31, 2003 and 2002 (unaudited)                                               4

                  Condensed Consolidated Statements of Cash Flows - Three Months ended
                           December 31, 2003 and 2002 (unaudited)                                               5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                            6 - 10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                      11 - 15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    16


         Item 4. Controls and Procedures                                                                       16


PART II. OTHER INFORMATION
-------- -----------------

         Item 6.  Exhibits and Reports on Form 8-K                                                             16

SIGNATURES                                                                                                     16
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                         PART I. FINANCIAL INFORMATION
                         ------- ---------------------

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollar amounts in thousands, except share data)

                                                                                    December 31,           September 30,
                                                                                        2003                    2003
                                                                                  ---------------         ---------------


                                                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents (Note D)                                            $     1,498                $  1,220
    Accounts receivable, less allowance for doubtful accounts
       of $247 and $234, respectively                                                   2,078                   2,175
   Accounts receivable from affiliates                                                  1,722                   4,108
    Inventory                                                                           3,448                   3,499
    Prepaid expenses and other current assets                                             148                      64
    Income taxes receivable                                                               227                     211
                                                                                          ---                     ---
                     Total current assets                                               9,121                  11,277

    Property and equipment, net                                                         2,508                   2,617
    Investments in unconsolidated affiliates                                            1,920                   1,722
    Capitalized software costs, net                                                     2,033                   2,159
                                                                                        -----                   -----



  Total assets                                                                        $15,582                 $17,775
                                                                                      =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Bank debt                                                                     $     1,400              $    1,793
    Accounts payable                                                                    1,954                   2,424
    Accrued expenses and other current liabilities                                      1,399                   1,881
                                                                                        -----                   -----
     Total current liabilities                                                          4,753                   6,098

   Shareholders' equity:
    Common Stock, par value $0.01; authorized 20,000,000 shares;
       issued and outstanding 5,829,500                                                    58                      58
    Additional paid-in capital                                                          9,843                   9,843
    Retained earnings                                                                   1,985                   2,973
    Accumulated other comprehensive income                                                442                     302
                                                                                    ---------              ----------
                                                                                       12,328                  13,176
         Less: Treasury stock, at cost, 278,984 shares                              (   1,499)             (    1,499)
                                                                                    ---------              ----------

                  Total shareholders' equity                                           10,829                  11,677
                                                                                     --------                --------

  Total liabilities and shareholders' equity                                         $ 15,582                $ 17,775
                                                                                     ========                ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                       Three Months ended December 31,
                                                                                     ---------------------------------
                                                                                         2003                 2002
                                                                                      ----------            ---------
                                                                                        (Dollar amounts in thousands,
                                                                                       except share and per share data)

Net sales
  Affiliates                                                                          $   1,307            $    3,653
  Non-affiliates                                                                          3,026                 2,307
                                                                                      ----------            ---------
                                                                                          4,333                 5,960

Cost of sales                                                                             3,518                 4,570
                                                                                      ----------            ---------

Gross profit                                                                                815                 1,390

Operating expenses                                                                        1,852                 2,112
                                                                                      ----------            ---------

Loss from operations                                                                     (1,037)                 (722)

Other income (expense):
  Equity in income of unconsolidated affiliates                                              87                   207
  Interest expense, net                                                               (      32)           (       66)
                                                                                      ----------           -----------
Total other income, net                                                                      55                   141
                                                                                        --------             ---------

Loss before provision for (benefit from) income taxes                                      (982)                 (581)

Provision for (benefit from) income taxes                                                     6                  (241)
                                                                                       --------              ---------

Net loss                                                                              ($    988)            ($    340)
                                                                                       =========             =========

Net loss per share:
    Basic                                                                             ($    .18)            ($    .06)
                                                                                      ==========            ==========
    Diluted                                                                           ($    .18)            ($    .06)
                                                                                      ==========            ==========

Common shares used in computing net income per share amounts:
    Basic                                                                             5,550,516             5,537,629
                                                                                      =========             =========
    Diluted                                                                           5,550,516             5,537,629
                                                                                      =========             =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                         Three months ended December 31,
                                                                                            2003                   2002
                                                                                        ---------------        ------------
                                                                                           (Dollar amounts in thousands)
OPERATING ACTIVITIES:
  Net loss                                                                                 ($ 988)              ($  340)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
       Equity in income of unconsolidated affiliates                                        (  87)                ( 207)
       Depreciation and amortization                                                          314                   352
       Provision for losses on accounts receivable                                             14                    16
       Provision for inventory obsolescence                                                    45                    45
       Deferred income taxes                                                                    -                  (140)
       Changes in operating assets and liabilities:
             Decrease in accounts receivable                                                   83                    17
             Decrease (increase) in accounts receivable from affiliates                     2,466                  (582)
             Decrease (increase) in inventory                                                   6                   (36)
             (Increase) decrease in prepaid expenses and other assets                         (84)                   11
          (Increase) decrease in income taxes receivable                                      (16)                   99
          (Decrease) increase in accounts payable                                            (470)                  401
             Decrease in accrued expenses and other current liabilities                      (482)                 (102)
                                                                                            -----                  -----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           801                  (466)
                                                                                            -----                  -----

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                       (  79)                ( 144)
  Distributions from unconsolidated affiliates                                                  -                    21
  Investments in unconsolidated affiliates                                                  (  51)               (  202)
                                                                                           -------               -------

NET CASH USED IN INVESTING ACTIVITIES                                                      (  130)               (  325)
                                                                                           -------               -------

FINANCING ACTIVITIES:
  Net (repayments) borrowings of note payable from bank                                    (  393)                1,066
  Proceeds from the exercise of stock options                                                  -                     29
                                                                                           -------               -------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                          (393)                1,095
                                                                                           -------               -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     278                   304

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,220                 1,604
                                                                                           -------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $    1,498             $   1,908
                                                                                       ===========            ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                             $       32             $      66
                                                                                       ===========            ==========
  Income taxes                                                                         $       11             $       -
                                                                                       ===========            ==========

NON-CASH FINANCING ACTIVITIES
   Tax benefit from exercise of stock options                                          $        -             $       11
                                                                                       ===========            ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2003

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2003 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

NOTE B - FINANCING AND LIQUIDITY
--------------------------------

The Company has suffered recurring operating losses, and as of September 30, 2003, the Company was not in compliance with certain financial covenants; however, it had received a waiver and amendment for such non-compliance in both December 2003 and January 2004, prior to filing its Form 10-K. As of December 31, 2003, the Company is in full compliance with its financial covenants. Although the Company has amended its current credit facility, the Company is in discussions with other lenders to put in place an asset-based lending agreement, which would replace its existing facility and could potentially provide additional financing availability. The Company anticipates establishing a new credit facility prior to the expiration of its existing facility, which expires on December 31, 2004; however, no assurances can be given that the Company will be successful in establishing a new financing arrangement or renew its existing agreement. The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, interest payments on the Company's indebtedness and investments in affiliates. A significant portion of the Company's cash balance consists of currency used to test the Company's products, and therefore is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. An inventory reduction plan is also in place to further improve future cash flows. As a result of the Company's agreements in December 2003 and January 2004 amending its credit facility, and the completion of its September 2003 and December 2003 cost reduction initiatives, the Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations throughout fiscal 2004. Further, the Company anticipates its cash flow will improve by receiving dividends from its Australian affiliate and continuing its efforts to collect its accounts receivable and reduce its inventory requirements. The accompanying condensed consolidated financial statements have been presented on a going-concern basis based on management's plans described above, and accordingly do not contain any adjustments that could arise from these uncertainties.

NOTE C - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

As of December 31, 2003, the Company had a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended September 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2003

had been determined in accordance with the fair value method prescribed therein. The Company has adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                                                 Three Months Ended
                                                                                     December 31

                                                                                2003               2002
                                                                                ----               ----
                                                                                      (Unaudited)

                                                                        (In thousands, except per share data)


Net (loss) attributable to common stock as reported                            ($988)             ($340)

Deduct: Total stock-based employee compensation expense
           determined under fair value method for all awards,
           net of related tax effects                                            (98)              (146)
                                                                                -----              -----
Pro forma net earnings (loss), attributable to common stock                  ($1,086)             ($486)

(loss) per common share:
         Basic and Diluted - as reported                                       ($.18)             ($.06)

             Basic and Diluted - pro forma                                     ($.20)             ($.09)



NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

A significant portion of the Company's cash balance consists of currency used to test the Company's products, and therefore is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income.

NOTE E - MANAGEMENT ESTIMATES
-----------------------------

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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2003


NOTE F - COMPREHENSIVE INCOME
-----------------------------

The Company observes the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three months ended December 31, 2003 and 2002, the Company's comprehensive loss was as follows:

                                        (in thousands)
                                     2003             2002
                                     ----             ----
Net (loss)                        $  (988)           $(340)
Other comprehensive
         income (a)                   140               12
                                  --------           ------
Comprehensive (loss)                $(848)           $(328)
                                  ========           ======

(a) Consisting of cumulative translation adjustments related to the Company's investments in unconsolidated affiliates.


NOTE G - NET LOSS PER COMMON SHARE
----------------------------------

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) income appears below:

                                                 Three Months Ended                         Three Months Ended
                                                   December 31, 2003                         December 31, 2002
                                           (In thousands, except per share data)   (In thousands, except per share data)
                                    -------------------------------------------- -----------------------------------------------
                                      Net (loss)          Shares      Per Share    Net (loss)         Shares      Per Share
                                     (Numerator)       (Denominator)  Amounts     (Numerator)     (Denominator)   Amounts

Net (loss) income                         ($988)                                    ( $  340)
                                       ---------                                    ---------

Basic EPS
---------
Net (loss) income attributable to          (988)          5,550.5        ($.18)         (340)          5,537.6         ($.06)
Common stock
Effect of dilutive securities
Stock options and warrants                    -                 -            -             -                 -             -
                                       ---------         ---------    ---------     ---------         ---------     ---------

Diluted EPS
Net (loss) income attributable to
Common Stock and assumed option
and warrant exercises                     ($988)          5,550.5        ($.18)       ($  340)         5,537.6         ($.06)
                                       =========         =========    =========     ==========        =========     ==========

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2003

Options to purchase 747,100 and 150,150 shares of Common Stock in the three months ended December 31, 2003 and December 31, 2002, respectively, were not included in the computation of diluted EPS because the exercise prices exceeded the average market price of the related common shares for these periods. These options were still outstanding at the end of the related periods. Diluted EPS for the three months ended December 31, 2003 and 2002, is the same as basic EPS, as the inclusion of the impact of any of the common stock equivalents then outstanding would be anti-dilutive.


   NOTE H - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
   -------------------------------------------------------------------------

          Net sales to unconsolidated affiliates for the quarters ended December 31, 2003 and 2002, respectively, and accounts receivable from unconsolidated affiliates as of December 31, 2003 and September 30, 2003, respectively, are as follows:



                                        Net sales - affiliates                      Accounts receivable from affiliates as of
                                     --------------------------                 --------------------------------------------------
                                     --------------------------                 ----------------------- -- -----------------------
                                          2003         2002                       December 31, 2003            September 30, 2003
                                        -----------------------                 -----------------------    -----------------------
              Australia              $     1,037         3,344                                  $1,508                      3,872
              Abacus-UK                        -             -                                       -                        148
              South Africa                   270           309                                     214                         88
                                        ---------    ----------                 -----------------------    -----------------------
                                        ---------    ----------                 -----------------------    -----------------------
              Total                  $     1,307         3,653                                  $1,722                      4,108
                                        =========    ==========                 =======================    =======================





NOTE I - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Summarized financial information for GPT Australia and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).
                                                  Three Months Ended
                                                  September 30, 2003

Net sales                                                $3,467
Operating income                                             72
Net income                                                   56

                                                As of September 30, 2003

Current assets                                          $10,082
Non-current assets                                          158
Current liabilities                                       6,623
Non-current liabilities                                       -

Net assets                                                3,617

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2003


NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In August 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-05 Applicability of AICPA Statement of Position (SOP) 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, that in an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services as well as any non-software deliverable(s) (including hardware) for which software deliverable is essential to its functionality. The Company adopted the provisions of this statement effective October 1, 2003, and the adoption did not have any effect on the Company's consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities addresses how a business should evaluate whether it has a controlling financial interest in an entity. The Company does not believe that it has any involvement with variable interest entities that require it to consolidate under FASB Interpretation No. 46.


NOTE K - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the reporting period:

Beginning Balance as of October 1, 2003                $ 347,000
Deduct: Payments                                         (65,000)
Add: Provision                                            37,000
                                                       ---------
Ending Balance as of December 31, 2003                 $ 319,000
                                                       =========


NOTE L - SUBSEQUENT EVENTS
--------------------------

On February 10, 2004, the Company signed an agreement to sell its remaining 4.99% interest in its South African Affiliate for proceeds of approximately $150,000, which the Company expects will result in a small gain. The Company anticipates this sale to be approved and payment received in March 2004. This entity will continue as the Company's non-affiliated distributor in the South African marketplace.

                        Global Payment Technologies, Inc.
                                December 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three months ended December 31, 2003 compared with three months ended December 31, 2002
---------------------------------------------------------------------

Sales
Net sales decreased by 27.3%, or $1,627,000, to $4,333,000 in the three months ended December 31, 2003 as compared with $5,960,000 in the comparative prior-year period. The decrease was primarily due to lower demand for the Company's Argus gaming product in Australia, offset in part by increased sales of its vending product "Aurora" for which sales commenced in January 2003. Sales of the Company's gaming products for first quarter of fiscal 2003 was $3,794,000, or 87.6% of sales, as compared to $5,655,000, or 94.9% of sales, in the prior year period. Sales of the Company's beverage and vending products for the first quarter of fiscal 2003 were $539,000, or 12.4% of sales, as compared to $305,000, or 5.1% of sales, in the prior year period.

Gross Profit
Gross profit decreased to $815,000, or 18.8% of net sales, in the three months ended December 31, 2003 as compared with $1,390,000, or 23.3% of net sales, in the comparative prior-year period. For the current quarter, indirect costs were reduced approximately $160,000 due to cost reduction initiatives in fiscal 2003. However, as a result of the sales decrease of 27.3% noted above and the related reduction in production, gross profit as a percentage of sales was negatively effected. Throughout this quarter the Company had continued to achieve improvements in its purchasing and manufacturing efficiencies, and as a result has achieved increases in its gross profit, as a percentage of sales, as compared to the quarters ended March 2003, June 2003, September 2003, respectively, of 15.9%, 16.2% and 7.5% (which included an increased inventory writedown based upon management's decisions to discontinue and transition from earlier generation products). While the Company continues to work towards further improvements from lower purchasing costs, improved manufacturing efficiencies and lowering production costs, in large part from its December 2003 cost reduction initiatives, margins in the future will continue to be affected by the mix of products as well as sales volumes.

Operating Expenses
Operating expenses decreased to $1,852,000, or 42.7% of sales, in the three months ended December 31, 2003 as compared with $2,112,000, or 35.4% of sales, in the comparative prior-year period. This decrease of $260,000 is primarily the result of the Company's cost reduction initiatives during fiscal 2003 as well as a $45,000 gain on its foreign currency translation. Further, commencing in September 2003 and ending in December 2003, the Company completed its cost reduction initiatives, which will reduce total costs by approximately $3 million on an annualized basis beginning with the quarter ending March 31, 2004. While operating expenses decreased in absolute dollars, the increase as a percentage of sales was primarily due to the 27.3% reduction in sales this quarter as compared to the prior year ago period.

Income Taxes
With respect to the provision for income taxes, the effective rate was .6% as compared to 41.5% in the prior-year period. This decrease in the effective tax rate is primarily the result of the Company providing a full valuation allowance against its deferred income tax assets, in its fiscal year ended September 30, 2003, due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter was ($988,000), or ($0.18) per share, as compared to the ($340,000), or ($0.06) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method,

                        Global Payment Technologies, Inc.
                                December 31, 2003

except for South Africa which effective April 2003 is accounted for on a cost basis. Included in the results of operations for the three months ended December 31, 2003 and 2002 are the Company's share of net profits of these affiliates of $87,000 and $207,000, respectively. In the three months ended December 31, 2003 and 2002, equity in income of unconsolidated affiliates increased by approximately $80,000 and $125,000, respectively, which represents the recognition of the Company's share of the gross profit on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $7,000 and $82,000 for the three months ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, interest payments on the Company's indebtedness and investments in affiliates. As a result of the Company's agreements in December 2003 and January 2004 amending its credit facility, and the completion of its September 2003 and December 2003 cost reduction initiatives which will reduce total cost at an annualized rate of $3 million, the Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations throughout fiscal 2004.

At December 31, 2003, the Company's cash and cash equivalents were $1,498,000 as compared with $1,220,000 at September 30, 2003. A significant portion of the Company's cash balance consists of currency used to test the Company's products, and therefore is not anticipated to be utilized for working capital purposes in the normal course of business.

As of September 30, 2003, the Company was not in compliance with certain financial covenants; however, it had received a waiver and amendment for such non-compliance in both December 2003 and January 2004, prior to filing its Form 10-K. The amendments include new financial covenants, which the Company anticipates it will meet due to its cost reduction initiatives and based upon the expectation of results for fiscal 2004. The amendment also includes a reduction of the Revolving Line of Credit ("RLC") from $2 million to $1.2 million, an RLC termination date of December 31, 2004 (previously September 10,
2005), as well as increases in its RLC interest rates between 200 - 400 basis points effective March 1, 2004. As of December 31, 2003, outstanding borrowings under the Company's term loans and the revolving line of credit were $900,000 and $500,000 respectively.

As of December 31, 2003, the Company was in full compliance with its financial covenants. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. An inventory reduction plan is also in place to further improve future cash flows. Although the Company has amended its current credit facility, the Company is in discussions with other lenders to put in place an asset-based lending agreement, which would replace its existing facility and could potentially provide additional financing availability. The Company anticipates establishing a new credit facility prior to the expiration of its existing facility, which expires on December 31, 2004; however, no assurances can be given that the Company will be successful in establishing a new financing arrangement or renew its existing agreement. As a result of the Company's agreements in both December 2003 and January 2004 amending its credit facility, and the completion of its September 2003 and December 2003 cost reduction initiatives which will reduce total costs at an annualized rate of $3 million, the Company believes that its available resources, including its credit facilities, should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations throughout fiscal 2004. Further, the Company anticipates its cash flow will improve by receiving dividends from its Australian affiliate and continuing its efforts to collect its accounts receivable and reduce its inventory requirements. The accompanying consolidated financial statements have been presented on a going-concern basis based on management's plans described above, and accordingly do not contain any adjustments that could arise from these uncertainties.

                        Global Payment Technologies, Inc.
                                December 31, 2003

Net cash provided by operating activities was $801,000 in the three months ended December 31, 2003. This amount is due to decreased accounts receivable of $2,549,000, primarily due to lower sales this quarter and continued steady collections of prior accounts receivable, and decreased inventory of $6,000, offset, in part by, a net loss for the period, adjusted for non-cash items, of ($702,000), decreased accrued expenses and other current liabilities of $482,000, decreased accounts payable of $470,000, an increase in prepaid expenses and other assets of $84,000 and increased income taxes receivable of $16,000. Net cash used in operating activities was $466,000 in the three months ended December 31, 2002. This amount is due to a net loss for the period, adjusted for non-cash items, of ($274,000), increased accounts receivable of $565,000, decreased accrued expenses and other current liabilities of $102,000 and increased inventory of $36,000, offset, in part by, increased accounts payable of $401,000, decreased income taxes receivable of $99,000 and a decrease in prepaid expenses and other assets of $11,000.

Cash used in investing activities for the three months ended December 31, 2003 amounted to $130,000 as compared with $325,000 in the prior-year period. Investments in property and equipment in the three months ended December 31, 2003 amounted to $79,000 as compared with $144,000 in 2002. In addition, for the three months ended December 31, 2003 the Company invested $51,000 in its South African affiliate for working capital purposes as compared with $202,000 in 2002. The Company also received a dividend distribution of $21,000 from its South African affiliate in the three months ending December 31, 2002.

Cash (used in) provided by financing activities in the three months ended December 31, 2003 and 2002 consisted of net bank (repayments) borrowings of ($393,000) and $1,066,000, respectively. In the three months ended December 31, 2002 the Company received $29,000 from the exercise of stock options.

At December 31, 2003, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows in ($000):

          Fiscal Year      Operating Lease      Debt Repayments
          -----------      ---------------      ---------------
              2004               334                  500
              2005               415                  900
              2006               285                   -
           Thereafter             -                    -

In addition to the amounts above, and in the normal course of business, purchase orders are issued which obligate the Company for future inventory purchases. As of December 31, 2003, purchase order commitments approximated $5.2 million and will be used for production requirements up to, and in excess of, six months.

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

Inventory:
----------
Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the net realizable value of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for

                        Global Payment Technologies, Inc.
                                December 31, 2003

the introduction of new technology or products by the Company and its competitors. These items, as well as the introduction of new technology on products, could result in future inventory obsolescence.

Software Capitalization Costs:
------------------------------
Based upon achieving technological feasibility through a detailed program design for Argus(TM) and Aurora products, the Company has capitalized the cost of software coding and development of these products, and reflects the amortization of these costs in cost of sales. The annual amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimation of both future sales of products as well as the life of the product are critical estimates that are affected by both internal and external factors that might affect the Company's estimates. If the useful life is reduced, or sales projections fall short of the estimation, amortization expense will increase or accelerate.

Revenue Recognition:
--------------------
The Company recognizes revenue upon shipment of products to its customers and the passage of title, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements. With respect to sales to its unconsolidated affiliates, the Company defers its pro rata share of gross profit on those sales until such time as its affiliates sell to a third party customer. The timing of sales to affiliates can have an effect on the Company's recognized profitability.

Warranty Policy:
----------------
The Company provides for the estimated cost of product warranty at the time related sales revenue is recognized. Furthermore, the Company warrants that its products are free from defects in material and workmanship for a period of one year, or almost two years relating to its Argus and Aurora products, from the date of initial purchase.

The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers.

Reserve for Uncollectible Accounts Receivable:
----------------------------------------------
At December 31, 2003, the Company's accounts receivable balance was $3.8 million. The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty our reserve may need to increase.

Investments in Unconsolidated Affiliates:
-----------------------------------------
The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling ownership interests of 50% or less and exercises a significant influence on that entity. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments.

Long-Lived Assets:
------------------
The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying

                        Global Payment Technologies, Inc.
                                December 31, 2003

amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company reviews its long-lived assets, at least annually, for indicators of impairment or upon actual impairment events or indicators.

Income Taxes:
-------------
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance, in fiscal 2003, against its deferred income tax assets due to the impact of the full fiscal 2003 loss and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income the valuation allowance will be reassessed.

Special Note Regarding Forward-Looking Statements: A number of statements
-------------------------------------------------
contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the Company's dependence on a limited base of customers for a significant portion of sales; the possible impact of competitive products and pricing; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international markets in which the Company operates; the relative strength of the United States currency; and other risks described in the Company's Securities and Exchange Commission filings.

                        Global Payment Technologies, Inc.
                                December 31, 2003


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 4.    Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           -------- -----------------

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

b) Reports on Form 8-K

         On January 13, 2004 the Company filed a Current Report on Form 8-K dated January 13, 2004 under item 12 announcing the Company's financial results for the year ended September 30, 2003.

         On February 12, 2004, the Company furnished a Current Report on Form 8-K dated February 12, 2004 under Item 12 announcing the Company's financial results for the quarter ended December 31, 2003.


                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Global Payment Technologies, Inc.
                                         ---------------------------------

                                         By:  s/ Thomas McNeill
                                              ----------------------------------
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer




Dated:  February 13, 2004