Form 10-Q
period 2004-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2004-05-13
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 11-2974651
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

425B Oser Avenue, Hauppauge, New York                               11788
----------------------------------------                         ------------
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
     YES _X_  NO ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     YES      NO _X_

Shares of Common Stock outstanding on May 10, 2004                     5,601,766
                                                                       ---------

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----


PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                     Page Number
Item 1. Financial Statements                                         -----------

        Condensed Consolidated Balance Sheets - March 31, 2004
         (unaudited) and September 30, 2003                               3

        Condensed Consolidated Statements of Operations - Six Months
         ended March 31, 2004 and 2003 (unaudited)                        4

        Condensed Consolidated Statements of Operations - Three
         Months ended March 31, 2004 and 2003 (unaudited)                 5

        Condensed Consolidated Statements of Cash Flows - Six Months
         ended March 31, 2004 and 2003 (unaudited)                        6

        Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                    7 - 12

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13 - 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk        19

Item 4. Controls and Procedures                                           19


PART II. OTHER INFORMATION
-------- -----------------

Item 4. Submission of Matters to a Vote of Security Holders               20

Item 6. Exhibits and Reports on Form 8-K                                  20


SIGNATURES                                                                21
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------

Item 1. Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (Dollar amounts in thousands, except share data)
                                                                        March 31,     September 30,
                                                                          2004            2003
                                                                      ------------    -------------
                                                                       (Unaudited)
ASSETS
------
 Current assets:
   Cash and cash equivalents                                            $ 1,740        $  1,220
   Accounts receivable, less allowance for doubtful accounts
    of $255 and $234, respectively                                        2,635           2,175
   Accounts receivable from affiliates                                    1,353           4,108
   Inventory                                                              3,621           3,499
   Prepaid expenses and other current assets                                378              64
   Income taxes receivable                                                  223             211
                                                                      ------------    -------------
              Total current assets                                        9,950          11,277

   Property and equipment, net                                            2,415           2,617
   Investments in unconsolidated affiliates                               1,948           1,722
   Capitalized software costs, net                                        1,898           2,159
                                                                      ------------    -------------

 Total assets                                                          $ 16,211        $ 17,775
                                                                      ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
 Current liabilities:
   Current portion of long-term debt, net of discount                  $    107               -
   Bank debt                                                                  -        $  1,793
   Accounts payable                                                       2,057           2,424
   Accrued expenses and other current liabilities                         1,405           1,881
                                                                      ------------    -------------
              Total current liabilities                                   3,569           6,098

 Long-term debt, net of discount                                          1,352               -
                                                                      ------------    -------------
         Total Liabilities                                                4,921           6,098
 Shareholders' equity:
 Common Stock, par value $0.01; authorized 20,000,000 shares;
  issued and outstanding 5,870,750 and 5,829,500, respectively               58              58
 Additional paid-in capital                                              10,777           9,843
 Retained earnings                                                        1,274           2,973
 Accumulated other comprehensive income                                     680             302
                                                                      ------------    -------------
                                                                         12,789          13,176
         Less: Treasury stock, at cost, 278,984 shares                   (1,499)         (1,499)
                                                                      ------------    -------------

              Total shareholders' equity                                 11,290          11,677
                                                                      ------------    -------------

  Total liabilities and shareholders' equity                           $ 16,211        $ 17,775
                                                                      ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------
                                                                      Six Months ended March 31,
                                                                     ---------------------------
                                                                        2004            2003
                                                                     -----------     -----------
                                                                    (Dollar amounts in thousands,
                                                                    except share and per share data)

Net sales
   Affiliates                                                        $    2,459      $    7,044
   Non-affiliates                                                         7,586           5,988
                                                                     -----------     -----------
                                                                         10,045          13,032

Cost of sales                                                             8,205          10,519
                                                                     -----------     -----------

Gross profit                                                              1,840           2,513

Operating expenses                                                        3,657           4,677
                                                                     -----------     -----------

Loss from operations                                                     (1,817)         (2,164)

Other income (expense):
   Equity in income of unconsolidated affiliates                            128             342
   Gain on sale of investment in unconsolidated affiliate                    78               -
   Interest expense, net                                             (       77)     (      155)
                                                                     -----------     -----------

Total other income, net                                                     129             187
                                                                     -----------     -----------

Loss before provision for (benefit from) income taxes                    (1,688)         (1,977)

Provision for (benefit from) income taxes                                    11            (779)
                                                                     -----------     -----------

Net loss                                                            ($    1,699)    ($    1,198)
                                                                     ===========     ===========
Net loss per share:
   Basic                                                            ($      .31)    ($      .22)
                                                                     ===========     ===========
   Diluted                                                          ($      .31)    ($      .22)
                                                                     ===========     ===========

Common shares used in computing net loss
per share amounts:
   Basic                                                              5,555,518       5,539,997
                                                                     ===========     ===========
   Diluted                                                            5,555,518       5,539,997
                                                                     ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------
                                                                    Three Months ended March 31,
                                                                    ----------------------------
                                                                        2004             2003
                                                                   (Dollar amounts in thousands,
                                                                  except share and per share data)

Net sales
   Affiliates                                                        $    1,152      $    3,391
   Non-affiliates                                                         4,560           3,681
                                                                     -----------     -----------
                                                                          5,712           7,072

Cost of sales                                                             4,687           5,949
                                                                     -----------     -----------
Gross profit                                                              1,025           1,123

Operating expenses                                                        1,805           2,565
                                                                     -----------     -----------
Loss from operations                                                       (780)         (1,442)

Other income (expense):
   Equity in income of unconsolidated affiliates                             41             135
   Gain on sale of investment in unconsolidated affiliate                    78               -
   Interest expense, net                                                    (45)            (89)
                                                                     -----------     -----------
Total other income, net                                                      74              46
                                                                     -----------     -----------

Loss before provision for (benefit from) income taxes                      (706)         (1,396)

Provision for (benefit from) income taxes                                     5            (538)
                                                                     -----------     -----------

Net loss                                                            ($      711)    ($      858)
                                                                     ===========     ===========
Net loss per share:
   Basic                                                            ($      .13)    ($      .15)
                                                                     ===========     ===========

   Diluted                                                          ($      .13)    ($      .15)
                                                                     ===========     ===========

Common shares used in computing net loss
per share amounts:
   Basic                                                              5,560,577       5,542,416
                                                                     ===========     ===========
   Diluted                                                            5,560,577       5,542,416
                                                                     ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------
                                                                                         Six months ended March 31,
                                                                                       ------------------------------
                                                                                         2004                 2003
                                                                                       ---------            ---------
                                                                                        (Dollar amounts in thousands)
OPERATING ACTIVITIES:
 Net loss                                                                              ($ 1,699)            ($ 1,198)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Equity in income of unconsolidated affiliates                                           (128)                (342)
   Gain on sale of investment in unconsolidated affiliate                                   (78)                   -
   Depreciation and amortization                                                            672                  703
   Provision for losses on accounts receivable                                               40                   39
   Provision for inventory obsolescence                                                      90                  105
   Deferred income taxes                                                                      -                 (535)
   Changes in operating assets and liabilities:
       Increase in accounts receivable                                                     (499)              (1,508)
       Decrease in accounts receivable from affiliates                                    2,860                  321
       (Increase) decrease in inventory                                                    (212)                  98
       (Increase) decrease in prepaid expenses and other assets                            (320)                  33
       Increase in income taxes receivable                                                  (12)                (193)
       (Decrease) increase in accounts payable                                             (218)               2,073
       (Decrease) increase in accrued expenses and other current liabilities               (476)                 409
                                                                                       ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    20                    5
                                                                                       ---------            ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                                       (184)                (336)
 Proceeds from sale of investment in unconsolidated affiliate                               154                    -
 Distributions from unconsolidated affiliates                                                 -                   21
 Investments in unconsolidated affiliates                                                   (51)                (323)
                                                                                       ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                                       (81)                (638)
                                                                                       ---------            ---------

FINANCING ACTIVITIES:
 Net (repayments) borrowings of note payable from bank                                   (1,793)                 863
 Proceeds from issuance of convertible debt                                               2,250                    0
 Proceeds from the exercise of stock options                                                124                   29
                                                                                       ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   581                  892
                                                                                       ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   520                  259

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,220                1,604
                                                                                       ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  1,740             $  1,863
                                                                                       =========            =========
CASH PAID DURING THE PERIOD FOR:
 Interest                                                                              $     58             $    158
                                                                                       =========            =========
 Income taxes                                                                          $      0             $      -
                                                                                       =========            =========
NON-CASH FINANCING ACTIVITIES
   Tax benefit from exercise of stock options                                          $      -             $     11
                                                                                       =========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2003 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net loss for the periods presented would have increased to the pro forma amounts as follows:

                                                                        Three Months Ended            Six Months Ended
                                                                             March 31                     March 31
                                                                       ---------------------       ----------------------
                                                                          2004        2003           2004          2003
                                                                       ----------   --------       ---------     --------
                                                                                          (Unaudited)
                                                                               (In thousands, except per share data)

Net (loss), as reported                                                    ($711)     ($858)        ($1,699)     ($1,198)

Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects                                         (159)      (144)           (257)        (290)
                                                                       ----------   --------       ---------     --------

Pro forma net (loss)                                                       ($870)    (1,002)        ($1,956)     ($1,488)

(Loss) per common share:
        Basic and Diluted- as reported                                     ($.13)     ($.15)          ($.31)       ($.22)

        Basic and Diluted - pro forma                                      ($.16)     ($.18)          ($.35)       ($.27)

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004




NOTE C - FINANCING AND LIQUIDITY
--------------------------------

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN is convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and is collateralized by substantially all assets of the Company. The note provides for monthly principal payments of $25,000 from July 2004 to March 2005, $45,000 from April 2005 to September 2005 and $55,833 from October 2005 to March 2007. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement.

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the note. The amortization amounted to $19,000 for the three months ended March 31, 2004 and the six months ended March 31, 2004. As of March 31, 2004, the unamortized debt discount amounted to approximately $791,000. Amortization of debt discount for the next four fiscal quarters will approximate $115,000, $110,000, $105,000 and 100,000, which will be charged to operations. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At March 31, 2004, the Company has $1,750,000 available under the RN.

Summary of outstanding debt to Laurus as of March 31, 2004 is as follows:
                                                          (In thousands)

Total debt:                                                   $2,250
Less debt discount                                              (791)
                                                             --------
        Net                                                    1,459
Less current portion                                            (107)
                                                             --------
Long term debt                                                $1,352
                                                             --------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and interest and principal payments on the Company's indebtedness. A significant portion of the Company's cash balance consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company expects to realize cost savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the available funds under the credit facility with Laurus, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                                    March             September
                                                   31, 2004            30, 2003
                                                  ----------         -----------
Raw Materials                                       $1,695              $1,725
Work-in-process                                        725                 787
Finished goods                                       1,201                 987
                                                  ----------         -----------
                                                    $3,621              $3,499
                                                  ----------         -----------

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

A significant portion of the Company's cash balance consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating loss.

NOTE F - MANAGEMENT ESTIMATES
-----------------------------

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

NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and six months ended March 31, 2004 and 2003, the Company's comprehensive losses were as follows:

                           Three months ended 3/31/04   Six months ended 3/31/04
                           --------------------------   ------------------------
                                 2004        2003            2004       2003
                                ------      ------         --------   --------
(in thousands)
Net (loss)                      $(711)      $(858)         ($1,699)   ($1,198)
Other comprehensive
 income (a)                       238           2              378         14
                                ------      ------         --------   --------
Comprehensive (loss)            $(473)      $(856)         $(1,321)   $(1,184)
                                ======      ======         ========   ========

(a) Consisting of cumulative translation adjustments related to the Company's investments in affiliates.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004

NOTE H - NET LOSS PER COMMON SHARE
----------------------------------

Earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income (loss) per common share amounts assuming dilution ("diluted EPS") is computed by reflecting the potential dilution from the exercise of stock options, stock warrants and convertible debt.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) appears below:

                                                   Six Months Ended                                Six Months Ended
                                                    March 31, 2004                                  March 31, 2003
                                         (In thousands, except per share data)            (In thousands, except per share data)
                                     ------------------------------------------        ----------------------------------------
                                      Net (loss)        Shares       Per Share         Net (loss)       Shares       Per Share
                                     (Numerator)     (Denominator)    Amounts          (Numerator)   (Denominator)    Amounts
                                     ------------    -------------  -----------        -----------   -------------  -----------

Net (loss)                              ($1,699)                                         ($1,198)
                                     ------------                                      -----------
Basic EPS
---------
Net (loss) attributable to               (1,699)          5,555.5        ($.31)           (1,198)         5,540.0        ($.22)
Common stock
Effect of dilutive securities
-----------------------------
Stock options, warrants and
convertible debt                              -                 -            -                 -                -            -
                                     ------------    -------------  -----------        -----------   -------------  -----------
Diluted EPS
-----------
Net (loss) attributable to Common
Stock and assumed option and warrant
exercises                               ($1,699)          5,555.5        ($.31)          ($1,198)         5,540.0        ($.22)
                                     ============    =============  ===========        ===========   =============  ===========



                                                  Three Months Ended                              Three Months Ended
                                                    March 31, 2004                                  March 31, 2003
                                         (In thousands, except per share data)            (In thousands, except per share data)
                                     ------------------------------------------        ----------------------------------------
                                      Net (loss)        Shares       Per Share          Net (loss)      Shares       Per Share
                                     (Numerator)     (Denominator)     Amounts         (Numerator)   (Denominator)    Amounts
                                     ------------    -------------  -----------        -----------   -------------  -----------

Net (loss)                                ($711)                                           ($858)
                                     ------------                                      -----------
Basic EPS
---------
Net (loss) attributable to                 (711)          5,560.6        ($.13)             (858)         5,542.4        ($.15)
Common stock
Effect of dilutive securities
-----------------------------
Stock options, warrants and
convertible debt                              -                 -            -                 -                -            -
                                     ------------    -------------  -----------        -----------   -------------  -----------
Diluted EPS
-----------
Net (loss) attributable to Common
Stock and assumed option and warrant
exercises                                 ($711)          5,560.6        ($.13)            ($858)         5,542.4        ($.15)
                                     ============    =============  ===========        ===========   =============  ===========

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been antidilutive consist of 1,406,619 shares of common stock issuable pursuant to outstanding options, warrants and convertible debt for the three and six-month periods ended March 31, 2004 and 273,800 shares of common stock issuable pursuant to outstanding options for the three and six-month periods ended March 31, 2003.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004

NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------

     Net sales to unconsolidated affiliates and accounts receivable from unconsolidated affiliates for the respective periods are as follows:

                                Net sales to affiliates
                                -----------------------
                                  Three months ended
                                -----------------------
                                 3/31/04      3/31/03
                                 ---------------------
     Australia                   $ 1,104      $ 3,293
     Abacus-UK                         -            -
     South Africa                     48           98
                                 --------     --------
     Total                       $ 1,152      $ 3,391
                                 ========     ========


                                Net sales to affiliates
                                -----------------------
                                   Six months ended
                                -----------------------
                                 3/31/04      3/31/03
                                 ---------------------
     Australia                   $ 2,141      $ 6,637
     Abacus-UK                         -            -
     South Africa                    318          407
                                 --------     --------
     Total                       $ 2,459      $ 7,044
                                 ========     ========



                                Accounts receivable from affiliates as of
--------------------------------------------------------------------------
                                  March 31, 2004           Sept. 30, 2003
-------------------------------------------------   ----------------------
     Australia                            $1,353                   $3,872
     Abacus-UK                                 -                      148
     South Africa                              -                       88
     --------------------------------------------   ----------------------
     Total                                $1,353                   $4,108
     ============================================   ======================

Effective January 15, 2004, the Company's remaining interest in its South Africa affiliate was sold and as such is no longer an affiliate. Sales through January 14, 2004 are included in the affiliate sales data. Accounts receivable at March 31, 2004 exclude amounts from such affiliate.


NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Summarized financial information for GPT Australia and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).
                                                              Six Months Ended
                                                              December 31, 2003
                                                              -----------------

Net sales                                                           $7,477
Operating income                                                       246
Net income                                                             204

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004


                                            As of December 31, 2003
                                            -----------------------

Current assets                                               $7,554
Non-current assets                                              175
Current liabilities                                           3,537
Non-current liabilities                                           -

Net assets                                                    4,192

NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provision of SFAS 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material effect on the consolidated financial statements.

NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2003 through March 31, 2004:

Beginning Balance as of October 1, 2003                $ 347,000
Deduct: Payments                                        (120,000)
Add: Provision                                            79,000
                                                       ----------
Ending Balance as of March 31, 2004                    $ 306,000
                                                       ==========

                        Global Payment Technologies, Inc.
                                 March 31, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Six months ended March 31, 2004 compared with six months ended March 31, 2003
-----------------------------------------------------------------------------

Sales
Net sales decreased by 22.9%, or $2,987,000, to $10,045,000 in the six months ended March 31, 2004 as compared with $13,032,000 in the comparative prior-year period. This decrease was primarily due to $4.5 million in lower sales of the Company's gaming products to its Australian affiliate, offset in part by a $700,000 increase in sales of the Company's Aurora product to both the vending and gaming markets, and a $400,000 increase in sales to the South African gaming market. Gaming sales for the first half of fiscal 2004 were $7,765,000, or 77.3% of sales, as compared with $10,996,000, or 84.4% of sales, in the prior year period. Beverage and vending sales for the first half of fiscal 2004 were $2,280,000, or 22.7% of sales, as compared with $2,036,000, or 15.6 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $1,840,000, or 18.3% of net sales, in the six months ended March 31, 2004 as compared with $2,513,000, or 19.3% of net sales, in the comparative prior-year period. For the six months ended March 31, 2004, indirect costs were reduced by approximately $126,000 due to cost reduction initiatives completed in December 2003. However, as a result of the sales decrease of 22.9% noted above, the related reduction in production and a change in mix to our lower margin Aurora product, gross profit as a percentage of sales was negatively impacted. The Company is continuing its efforts to further reduce costs and to improve the margin on its Aurora product. However, until such time as these benefits are substantially realized, the margins in the future will continue to be affected by the mix of products as well as sales volumes.

Operating Expenses
Operating expenses decreased to $3,657,000, or 36.4% of sales, in the six months ended March 31, 2004 as compared with $4,677,000, or 35.9% of sales, in the comparative prior-year period. This decrease of $1,020,000 is primarily the result of the Company's completion of its cost reduction initiatives completed in December 2003. The Company expects to realize cost savings of approximately $3 million on an annualized basis. While operating expenses decreased in absolute dollars, the increase as a percentage of sales was primarily due to the 22.9% reduction in sales this period as compared to the prior year period.

Income Taxes
With respect to the provision (benefit) for income taxes, the effective rate was a provision of .6% as compared to a benefit of 39.4% in the prior-year period. The change in the effective rate is primarily due to operating losses in the six months ended March 31, 2004 for which no benefit has been recognized. The Company has provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at March 31, 2004, due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those net assets. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss

Net loss for the six months ended March 31, 2004 was ($1,699,000), or ($0.31) per share, as compared with ($1,198,000), or ($0.22) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia, South Africa and the United Kingdom, all of which are accounted for using the equity method, except for South Africa which effective April 2003 was accounted for on a cost basis. Included in the results of operations for the six months ended March 31, 2004 and 2003 are the Company's share of net profits of these affiliates of $128,000 and $342,000, respectively, which includes $105,000 and $165,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $23,000 and $177,000 for the six months ended March 31, 2004 and 2003, respectively, primarily the results of lower profits at its Australian affiliates. In addition, on January 15, 2004, the Company sold its remaining 5% ownership interest in its investment in its South African affiliate and recognized a gain on the sale of $78,000.

                        Global Payment Technologies, Inc.
                                 March 31, 2004

Included in interest expense is a non-cash charge of $19,000 related to the amortization of debt discount on the Company's $1.5 million secured convertible term note and 200,000 warrants issued pursuant to the Securities Purchase Agreement. This amount represents amortization expense for the period March 16, 2004 through March 31, 2004. Future amounts are expected to be substantially higher (see Note C to the Condensed Consolidated Financial Statements).

Three months ended March 31, 2004 compared with three months ended March 31,
----------------------------------------------------------------------------
2003
----

Sales
Net sales decreased by 19.2%, or $1,360,000, to $5,712,000 in the three months ended March 31, 2004 as compared with $7,072,000 in the comparative prior-year period. This decrease was primarily due to $2.3 million in lower sales of the Company's gaming products to its Australian affiliate and a reduction of sales to the vending market of $350,000, offset in part by a $450,000 increase in sales of its Aurora product to the gaming market and a $400,000 increase in sales to the South African gaming market. Gaming sales for the three months ended March 31, 2004 was $4,323,000, or 75.7% of sales, as compared with $5,345,000, or 75.6% of sales, in the prior year period. Beverage and vending sales for the three months ended March 31, 2004 were $1,389,000, or 24.3% of sales, as compared with $1,727,000, or 24.4 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $1,025,000, or 17.9% of net sales, in the three months ended March 31, 2004 as compared with $1,123,000, or 15.9% of net sales, in the comparative prior-year period. For the three months ended March 31, 2004, indirect costs were reduced by approximately $100,000 due to cost reduction initiatives completed in December 2003. The increase in gross profit, as a percentage of sales, was primarily the result of improvements in margins on the Company's Aurora product, which in the quarter ended March 31, 2003 had significant startup costs, including higher purchase costs as well as less efficient manufacturing. Historically, the Company's gross profit as a percentage of sales for the quarters ended March 2003, June 2003, September 2003, December 2003 and March 2004, were 15.9%, 16.2%, 7.5% (which included an increased inventory writedown based upon management's decisions to discontinue and transition from earlier generation products), 18.8% and 17.9%, respectively. While the Company has executed product cost reductions, and continues to further reduce costs to improve the margin on its Aurora product, as well as other products, until such time as these benefits are substantially realized the margins in the future will continue to be affected by the mix of products as well as sales volumes.

Operating Expenses
Operating expenses decreased to $1,805,000, or 31.6% of sales, in the three months ended March 31, 2004 as compared with $2,565,000, or 36.3% of sales, in the comparative prior-year period. This decrease of $760,000 is primarily the result of the Company's completion of its cost reduction initiatives in December 2003. The Company expects to realize cost savings of approximately $3 million on an annualized basis.

Income Taxes
With respect to the provision (benefit) for income taxes, the effective rate was a provision of .7% as compared to a benefit of 38.5% in the prior-year period. This change in the effective rate is primarily due to operating losses in the three months ended March 31, 2004 for which no benefit has been recognized. The Company has provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at March 31, 2004, due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets.

                        Global Payment Technologies, Inc.
                                 March 31, 2004

The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter was ($711,000), or ($0.13) per share, as compared with ($858,000), or ($0.15) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia, South Africa and the United Kingdom, all of which are accounted for using the equity method, except for South Africa which effective April 2003 was accounted for on a cost basis. Included in the results of operations for the three months ended March 31, 2004 and 2003 are the Company's share of net profits of these affiliates of $41,000 and $135,000, respectively, which includes $25,000 and $40,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $16,000 and $95,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, on January 15, 2004, the Company sold its remaining 5% ownership interest in its investment in its South African affiliate and recognized a gain on the sale of $78,000.

Included in interest expense is a non-cash charge of $19,000 related to the amortization of debt discount on the Company's $1.5 million secured convertible term note and 200,000 warrants issued pursuant to the Securities Purchase Agreement. This amount represents amortization expense for the period March 16, 2004 through March 31, 2004. Future amounts are expected to be substantially higher (see Note C of the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At March 31, 2004, the Company's cash and cash equivalents were $1,740,000 as compared to $1,220,000 at September 30, 2003. A significant portion of the Company's cash balance consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company expects to realize cost savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the available funds under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN is convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and is collateralized by substantially all assets of the Company. The note provides for monthly principal payments of $25,000 from July 2004 to March 2005, $45,000 from April 2005 to September 2005 and $55,833 from October 2005 to March 2007. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement.

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the note. The amortization amounted to $19,000 for the three months ended March 31, 2004 and the six months ended March 31, 2004. As of March 31, 2004, the unamortized debt discount amounted to approximately $791,000. Amortization of debt discount for the next four fiscal quarters will approximate $115,000, $110,000, $105,000 and 100,000, which will be charged to operations. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations.

                        Global Payment Technologies, Inc.
                                 March 31, 2004

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At March 31, 2004, the Company has $1,750,000 available under the RN.

Net cash provided by operating activities was $20,000 in the six months ended March 31, 2004. This amount is due to decreased accounts receivable of $2,361,000, primarily due to lower sales this period and continued steady collections of prior accounts receivable, offset, in part by, a net loss for the period, adjusted for non-cash items of ($1,103,000), decreased accrued expenses and other current liabilities of $476,000, an increase in prepaid expenses and other assets of $320,000 (primarily the result of $226,000 of bank closing fees paid and being amortized over the life of the loan), decreased accounts payable of $218,000, increased inventory of $212,000 and increased income taxes receivable of $12,000. Net cash provided by operating activities was $5,000 in the six months ended March 31, 2003. This amount is due to the net loss for the period, adjusted for non-cash items, of ($1,228,000), increased accounts receivable of $1,187,000, and increased income taxes receivable 193,000, reduced by, increased accounts payable of $2,073,000, increased accrued expenses and other current liabilities of $409,000, decreased inventory of $98,000, and decreased prepaid expenses and other assets of $33,000.

Cash used in investing activities for the six months ended March 31, 2004 amounted to $81,000 as compared with $638,000 in the prior-year period. Investments in property and equipment in the six months ended March 31, 2004 amounted to $184,000 as compared with $336,000 in 2003. In addition, for the six months ended March 31, 2004 the Company invested $51,000 in its South African affiliate for working capital purposes as compared with $323,000 in 2003. On January 15, 2004, the Company sold its remaining 5% interest in its South African affiliate and received proceeds of $154,000 and recognized a gain on the sale of $78,000. The Company also received a dividend distribution of $21,000 from its South African affiliate in the six months ending March 31, 2003.

Cash provided by financing activities in the six months ended March 31, 2004 and 2003 includes net loan borrowings of $457,000 and $863,000, respectively. As discussed above, on March 16, 2004, the Company received proceeds of $1,500,000 from the sale of convertible debt and warrants and also entered into a $2,500,000 credit facility, of which $1,750,000 was available at March 31, 2004. In the six months ended March 31, 2004 and 2003, the Company received $124,000 and $29,000, respectively, from the exercise of stock options.

                        Global Payment Technologies, Inc.
                                 March 31, 2004

At March 31, 2004, future minimum payments under noncancellable operating leases and payments to be made for long-term bank debt maturing over the next five years are as follows in ($000):

     Fiscal Year              Operating Lease                 Debt Repayments
     -----------              ---------------                 ---------------
         2004                       $244                              $75
         2005                        415                              420
         2006                        285                              670
         2007                          -                            1,085
      Thereafter                       -                                -
                                    ----                           ------
        Total                       $944                           $2,250
                                    ----                           ------

In addition to the amounts above, and in the normal course of business, purchase orders are issued which obligate the Company for future inventory purchases. As of March 31, 2004, purchase order commitments approximated $8.9 million and will be used for production requirements up to, and in excess of, six months.

Critical Accounting Policies
----------------------------
Management's discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies and management's judgments and estimates are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

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

                        Global Payment Technologies, Inc.
                                 March 31, 2004

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

Reserve for Uncollectible Accounts Receivable:
----------------------------------------------
At March 31, 2004, the Company's accounts receivable balance was approximately $4.0 million. The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty, our reserve may need to increase.

Investments in Unconsolidated Affiliates:
-----------------------------------------
The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling ownership interests of 50% or less and exercises a significant influence on that entity. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of each reporting period. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments.

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

Income Taxes:
-------------
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to recurring losses and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. The amounts of the valuation allowances for deferred tax assets at September 30, 2003 and March 31, 2004 were $2,569,000 and $3,185,000, respectively. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income the valuation allowance will be reassessed.

                        Global Payment Technologies, Inc.
                                 March 31, 2004

Debt Discounts:
---------------
Pursuant to the Securities Purchase Agreement in which the Company received proceeds of $1,500,000 from the issuance of a convertible note in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock, the value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, the purchaser received a beneficial conversion feature in the amount of $ 304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the note. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations. As of March 31, 2004, the unamortized debt discount amounted to approximately $791,000.

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

                        Global Payment Technologies, Inc.
                                 March 31, 2004

                           PART II. OTHER INFORMATION
                           -------- -----------------

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2004 Annual Meeting of Stockholders held on March 23, 2004, stockholders elected the following two persons to serve as Class III Directors of the Company by the following vote:


                                For                 Against            Withheld
                                ---                 -------            --------
  Stuart S. Levy             5,300,917              167,350               0
  Thomas Oliveri             5,315,317              152,950               0

          Richard Gerzof, a Class I Director, and Edward Seidenberg, a Class II Director, continue to serve as directors whose terms expire at the 2005 Annual Meeting and 2006 Annual Meeting, respectively.

          No other matters were voted upon at the meeting.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

  Exhibit- 4.1(a) Amendment No. 1, dated April 29, 2004, to Securities Purchase Agreement (1)
  Exhibit- 4.1(b) Amendment No. 1, dated April 29, 2004, to Common Stock Purchase Warrant (1)
  Exhibit- 4.1(c) Amendment No. 1, dated April 29, 2004, to Secured Convertible Minimum Borrowing Note (1)
  Exhibit- 4.1(d) Amendment No. 1, dated April 29, 2004, to Secured Revolving Note (1)
  Exhibit- 4.1(e) Amendment No. 1, dated April 29, 2004, to Secured Convertible Term Note (1)
  Exhibit- 10.5  Employment Agreement dated May 1, 2004 between the Company and Thomas McNeill (1)
  Exhibit- 10.6  Employment Agreement dated April 5, 2004 between the Company and Thomas Oliveri (1)
  Exhibit - 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
  Exhibit - 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
  Exhibit - 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) filed herewith

b)   Reports on Form 8-K
     -------------------

     On January 13, 2004 the Company filed a Current Report on Form 8-K dated January 13, 2004 under item 12 announcing the Company's financial results for the year ended September 30, 2003.

     On February 12, 2004, the Company filed a Current Report on Form 8-K dated February 12, 2004 under Item 12 announcing the Company's financial results for the quarter ended December 31, 2003.

     On March 16, 2004, the Company filed a Current Report on Form 8-K dated March 10, 2004 under Item 4 announcing a change in the Company's Independent Accountant and Audtiors.

     On March 18, 2004, the Company filed a Current Report on Form 8-K dated March 16, 2004 under Item 2 announcing the Company's completion of its $4 million secured Convertible financing arrangement.

     On May 13, the Company furnished a Current Report on Form 8-K dated May 13, 2004 under Item 12 announcing the Company's financial results for the quarter ended March 31, 2004.

                        Global Payment Technologies, Inc.
                                 March 31, 2004


                                   Signatures
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Global Payment Technologies, Inc.


                                               By: /s/ Thomas McNeill
                                                   -----------------------------
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer
Dated:  May 13, 2004