Form 10-Q
period 2004-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2004-08-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       11-2974651
---------------------------------                    ------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

425B OSER AVENUE, HAUPPAUGE, NEW YORK                       11788
----------------------------------------                 ----------
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

         YES      X            NO
                 ---           --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES                   NO  X
                                  --

Shares of Common Stock outstanding on August 5, 2004                   5,601,766
                                                                       ---------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                                      INDEX


PART  I.  FINANCIAL INFORMATION
-------   ---------------------
                                                                                                      PAGE NUMBER
         Item 1.  Financial Statements                                                                -----------

                  Condensed Consolidated Balance Sheets - June 30, 2004 (unaudited)
                            and September 30, 2003                                                          3

                  Condensed Consolidated Statements of Operations - Nine Months ended
                           June 30, 2004 and 2003 (unaudited)                                               4

                  Condensed Consolidated Statements of Operations - Three Months ended
                           June 30, 2004 and 2003 (unaudited)                                               5

                  Condensed Consolidated Statements of Cash Flows - Nine Months ended
                           June 30, 2004 and 2003 (unaudited)                                               6

                  Notes to Condensed Consolidated Financial Statements (unaudited)                        7 - 12

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  13 - 19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                19

             Item 4. Controls and Procedures                                                               19

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                         20

SIGNATURES                                                                                                 20


                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                ------------------------------------------------
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               June 30,          September 30,
                                                                                 2004                2003
                                                                              --------           -------------
                                                                            (Unaudited)
ASSETS
------
  Current assets:
    Cash and cash equivalents                                                 $  1,853            $  1,220
    Accounts receivable, less allowance for doubtful accounts
       of $259 and $234, respectively                                            2,196               2,175
    Accounts receivable from affiliates                                          3,192               4,108
    Inventory                                                                    3,147               3,499
    Prepaid expenses and other current assets                                      315                  64
    Income taxes receivable                                                        100                 211
                                                                              --------            --------
                     Total current assets                                       10,803              11,277

    Property and equipment, net                                                  2,289               2,617
    Investments in unconsolidated affiliates                                     1,697               1,722
    Capitalized software costs, net                                              1,758               2,159
                                                                              --------            --------
  Total assets                                                                $ 16,547            $ 17,775
                                                                              ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Current portion of long-term debt, net of discount                        $    197                --
    Bank debt                                                                     --              $  1,793
    Accounts payable                                                             2,559               2,424
    Accrued expenses and other current liabilities                               1,299               1,881
                                                                              --------            --------
     Total current liabilities                                                   4,055               6,098
   Long-term debt, net of discount                                               1,375                  --
                                                                              --------            --------
Total
Liabilities                                                                      5,430               6,098
   Shareholders' equity:
    Common Stock, par value $0.01; authorized 20,000,000 shares;
       issued and outstanding 5,880,750 and 5,829,500, respectively                 59                  58
    Additional paid-in capital                                                  10,800               9,843
    Retained earnings                                                            1,166               2,973
    Accumulated other comprehensive income                                         591                 302
                                                                              --------            --------
                                                                                12,616              13,176
         Less: Treasury stock, at cost, 278,984 shares                          (1,499)             (1,499)
                                                                              --------            --------
                  Total shareholders' equity                                    11,117              11,677
                                                                              --------            --------
  Total liabilities and shareholders' equity                                  $ 16,547            $ 17,775
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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                  2004                 2003
                                                              ----------             ---------
                                                               (DOLLAR AMOUNTS IN THOUSANDS,
                                                              EXCEPT SHARE AND PER SHARE DATA)
Net sales
  Affiliates                                                    $     5,430       $    10,609
  Non-affiliates                                                     11,691             9,771
                                                                -----------       -----------
                                                                     17,121            20,380

Cost of sales                                                        13,611            16,678
                                                                -----------       -----------

Gross profit                                                          3,510             3,702

Operating expenses                                                    5,258             6,843
                                                                -----------       -----------

Loss from operations                                                 (1,748)           (3,141)

Other (expense) income:
  Equity in income of unconsolidated affiliates                          98               387
  Gain on sale of investment in unconsolidated affiliate                 78               --
  Interest expense, net                                                (224)             (212)
                                                                -----------       -----------
Total other (expense) income, net                                       (48)              175
                                                                -----------       -----------
Loss before provision for (benefit from) income taxes                (1,796)           (2,966)

Provision for (benefit from) income taxes                                11            (1,141)

Net loss                                                            ($1,807)          ($1,825)
                                                                ===========       ===========
Net loss per share:
    Basic                                                             ($.33)            ($.33)
                                                                ===========       ===========
    Diluted                                                           ($.33)            ($.33)
                                                                ===========       ===========
Common shares used in computing net loss per share amounts:
    Basic                                                         5,569,876         5,543,161
                                                                ===========       ===========
    Diluted                                                       5,569,876         5,543,161
                                                                ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                 -----------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                         2004                 2003
                                                                                    -----------            ----------
                                                                                      (DOLLAR AMOUNTS IN THOUSANDS,
                                                                                      EXCEPT SHARE AND PER SHARE DATA)
Net sales
  Affiliates                                                                        $     2,971            $    3,565
  Non-affiliates                                                                          4,105                 3,783
                                                                                    -----------            ----------
                                                                                          7,076                 7,348
Cost of sales                                                                             5,406                 6,159
                                                                                    -----------            ----------
Gross profit                                                                              1,670                 1,189
Operating expenses                                                                        1,601                 2,166
                                                                                    -----------            ----------
Income (loss) from operations                                                                69                  (977)

Other (expense) income:
  Equity in (loss) income of unconsolidated affiliates                                      (30)                   45
  Gain on sale of investment in unconsolidated affiliate                                     --                    --
  Interest expense, net                                                                    (147)                  (57)
                                                                                    -----------            ----------
Total other (expense) income, net                                                          (177)                  (12)
                                                                                    -----------            ----------
Loss before benefit from income taxes                                                      (108)                 (989)

Benefit from income taxes                                                                    --                  (362)
                                                                                    -----------            ----------
Net loss                                                                                  ($108)                ($627)
                                                                                    ===========            ==========
Net loss per share:
    Basic                                                                                 ($.02)                ($.11)
                                                                                    ===========            ==========
    Diluted                                                                               ($.02)                ($.11)
                                                                                    ===========            ==========
Common shares used in computing net loss per share amounts:
    Basic                                                                             5,598,747             5,549,491
                                                                                    ===========            ==========
    Diluted                                                                           5,598,747             5,549,491
                                                                                    ===========            ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                 -----------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                       --------------------------
                                                                                          2004            2003
                                                                                       -----------     ----------
                                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss                                                                            ($1,807)           ($1,825)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
       Equity in income of unconsolidated affiliates                                      (98)              (387)
       Gain on sale of investment in unconsolidated affiliate                             (78)              --
       Depreciation and amortization                                                    1,177              1,083
       Provision for losses on accounts receivable                                         51                 63
       Provision for inventory obsolescence                                               135                180
       Deferred income taxes                                                             --                 (883)
       Changes in operating assets and liabilities:
             Increase in accounts receivable                                              (72)              (406)
             Decrease (increase) in accounts receivable from affiliates                   972               (363)
             Decrease in inventory                                                        217              1,113
             (Increase) decrease in prepaid expenses and other assets                    (276)                31
          Decrease in income taxes receivable                                             111                710
          Increase in accounts payable                                                    260                851
             Decrease in accrued expenses and other current liabilities                  (582)               (15)
                                                                                      -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  10                152
                                                                                      -------            -------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                    (291)              (361)
  Proceeds from sale of investment in unconsolidated affiliate                            154              1,877
  Distributions from unconsolidated affiliates                                            206                 21
  Investments in unconsolidated affiliates                                                (51)              (323)
                                                                                      -------            -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  18              1,214
                                                                                      -------            -------
FINANCING ACTIVITIES:
  Net repayments of note payable from bank                                             (1,793)            (1,418)
  Proceeds from issuance of convertible debt                                            2,250               --
  Proceeds from the exercise of stock options                                             148                 60
                                                                                      -------            -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       605             (1,358)
                                                                                      -------            -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 633                  8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,220              1,604
                                                                                      -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 1,853            $ 1,612
                                                                                      =======            =======
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                            $    92            $   212
                                                                                      =======            =======
  Income taxes                                                                        $     0            $  --
                                                                                      =======            =======
NON-CASH FINANCING ACTIVITIES
   Tax benefit from exercise of stock options                                         $  --              $    22
                                                                                      =======            =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2003 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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


                                                                       Three Months Ended             Nine Months Ended
                                                                            JUNE 30                         JUNE 30
                                                                            -------                         -------
                                                                        2004         2003             2004           2003
                                                                     ---------     ---------        --------       -------
                                                                                          (Unaudited)
                                                                              (In thousands, except per share data)

Net (loss), as reported                                              ($  108)       ($  627)       ($1,807)       ($1,825)

Deduct: Total stock-based employee compensation expense
           determined under fair value method for all awards,
           net of related tax effects                                   (120)            (2)          (377)          (292)

Pro forma net (loss)                                                 ($  228)          (629)       ($2,184)       ($2,117)

(Loss) per common share:
         Basic and Diluted- as reported                              ($  .02)       ($  .11)       ($  .33)       ($  .33)

             Basic and Diluted - pro forma                           ($  .04)       ($  .11)       ($  .39)       ($  .38)





NOTE C - FINANCING AND LIQUIDITY

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"),

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004

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

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the note. For the three months and nine months ended June 30, 2004, amortization expense was $113,000 and $132,000, respectively. As of June 30, 2004, the unamortized debt discount amounted to approximately $678,000. Amortization of debt discount for the next four fiscal quarters will approximate $110,000, $105,000, $100,000 and 90,000, which will be charged to operations. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At June 30, 2004, the Company has $1,750,000 available under the RN.

Summary of outstanding debt to Laurus as of June 30, 2004 is as follows:


                                                           (In thousands)

Total debt:                                                    $2,250
Less debt discount                                               (678)
                                                               ------
         Net                                                    1,572
Less current portion                                             (197)
                                                               ------
Long term debt                                                 $1,375
                                                               ------


The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and interest and principal payments on the Company's indebtedness. A significant portion of the Company's cash balance in the amount of $746,000 and $774,000, as of June 30, 2004 and September 30, 2003, respectively consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company expects to realize cost savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the funds available under the credit facility with Laurus, the Company believes that

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004

its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

NOTE D - INVENTORY

The following is a summary of the composition of inventory:



                                  June         September
                                30, 2004       30, 2003
                               ----------     ----------
Raw Materials                   $1,447         $1,725
Work-in-process                    842            787
Finished goods                     858            987
                                ------         ------
                                $3,147         $3,499
                                ------         ------


NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

A significant portion of the Company's cash balance in the amount of $746,000 and $774,000, as of June 30, 2004 and September 30, 2003, respectively consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating loss.

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

NOTE G - COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and nine months ended June 30, 2004 and 2003, the Company's comprehensive losses were as follows:



                                     THREE MONTHS ENDED 6/30/04    NINE MONTHS ENDED 6/30/04
                                        2004            2003        2004               2003
(in thousands)                       -------           ------      -------         --------
Net (loss)                             $(108)          $(627)      ($1,807)        ($1,825)
Other comprehensive
         (loss) income (a)               (89)            177           289             191
                                       -----           -----       -------         --------
Comprehensive (loss)                   $(197)          $(450)      $(1,518)        $(1,634)
                                       =====           =====       =======         ========



(a) Consisting of cumulative translation adjustments related to the Company's investments in affiliates.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004

NOTE H - NET LOSS PER COMMON SHARE

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income
(loss) per common share amounts assuming dilution ("diluted EPS") is computed by reflecting the potential dilution from the exercise of stock options, stock warrants and convertible debt.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) appears below:


                                                 NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                   JUNE 30, 2004                                 JUNE 30, 2003
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ----------------------------------------  -----------------------------------------
                                         NET (LOSS)       SHARES     PER SHARE    NET (LOSS)     SHARES       PER SHARE
                                         NUMBERATOR     DENOMINATOR    AMOUNTS    (NUMERATOR) (DENOMINATOR)     AMOUNTS
                                        ------------   ------------  -----------  -----------  ------------   -------------
Net (loss)                                ($1,807)                                 ($1,825)


BASIC EPS
---------
Net (loss) attributable to                 (1,807)       5,569.9       ($  .33)     (1,825)       5,543.2       ($  .33)
Common stock


EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options, warrants and
convertible debt                             --             --            --          --             --            --
                                          -------       --------       --------    -------        -------      --------

DILUTED EPS
-----------
Net (loss) attributable to Common
Stock and assumed option and warrant
exercises                                 ($1,807)       5,569.9       ($  .33)    ($1,825)       5,543.2       ($  .33)
                                         ========       ========       =======     =======        =======       =======





                                                THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                   JUNE 30, 2004                                 JUNE 30, 2003
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ----------------------------------------  -----------------------------------------
                                         NET (LOSS)       SHARES     PER SHARE    NET (LOSS)     SHARES       PER SHARE
                                         NUMBERATOR     DENOMINATOR    AMOUNTS    (NUMERATOR) (DENOMINATOR)     AMOUNTS
                                        ------------   ------------  -----------  -----------  ------------   -------------
Net (loss)                                  ($108)                                       ($627)

BASIC EPS
---------
Net (loss) attributable to                   (108)        5,598.7    ($    .02)           (627)
                                                                                                   5,549.5    ($    .11)
Common stock
EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options, warrants and
convertible debt                             --              --           --              --          --           --
                                          -------       --------       --------    -------        -------      --------
DILUTED EPS
-----------
Net (loss) attributable to Common
Stock and assumed option and warrant
exercises                                   ($108)        5,598.7    ($    .02)      ($    627)    5,549.5    ($    .11)
                                         ========       ========       =======     =======        =======       =======


Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been antidilutive consist of 1,415,000 shares of common stock issuable pursuant to outstanding options, warrants and convertible debt for the three and nine-month periods ended June 30, 2004 and 299,800 shares of common stock issuable pursuant to outstanding options for the three and nine-month periods ended June 30, 2003.

                                            Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004

NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES


              Net sales to unconsolidated affiliates and accounts receivable from unconsolidated affiliates for the respective periods are as follows:



                                     NET SALES TO AFFILIATES
                                     -------------------------
                                     THREE MONTHS ENDED
                                     -------------------------
                                         6/30/04      6/30/03
                                        ----------   ---------
              Australia              $      2,971   $    3,502
              Abacus-UK                        --          --
              South Africa                     --          63
                                     ------------   ---------
              Total                  $      2,971   $    3,565
                                     ============   =========




                                     NET SALES TO AFFILIATES
                                     -------------------------
                                     NINE MONTHS ENDED
                                     -------------------------
                                         6/30/04      6/30/03
                                     ------------    ---------
              Australia             $       5,112   $   10,139
              Abacus-UK                        --           --
              South Africa                    318          470
                                     ------------    ---------
              Total                 $       5,430   $   10,609
                                     ============   ==========



                         ACCOUNTS RECEIVABLE FROM AFFILIATES AS OF
         ---------------------------------------------------------------------

                                      June 30, 2004            Sept. 30, 2003
         -------------------------------------------   ----------------------
         Australia                            $3,192                   $3,872
         Abacus-UK                                --                      148
         South Africa                             --                       88
         ---------------------- ---------------------   ----------------------
         Total                                $3,192                   $4,108
         ====================== =====================   ======================

Effective January 15, 2004, the Company's remaining interest in its South Africa affiliate was sold and as such is no longer an affiliate. Sales through January 14, 2004 are included in the affiliate sales data. Accounts receivable from affiliates at June 30, 2004 exclude amounts from such affiliate.


NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES

Summarized financial information for GPT Australia and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).
                                              NINE MONTHS ENDED
                                              MARCH 31, 2004
                                              ----------------
Net sales                                        $10,765
Operating income                                     358
Net income                                           308

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004


                                               AS OF MARCH 31, 2004
                                               ---------------------
Current assets                                      $7,180
Non-current assets                                     163
Current liabilities                                  3,479
Non-current liabilities                                 --

Net assets                                           3,864

NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-05 "Applicability of AICPA Statement of Position (SOP) 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software", that in an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services as well as any non-software deliverable(s) (including hardware) for which software deliverable is essential to its functionality. The Company adopted the provisions of this statement effective October 1, 2003, and the adoption did not have any effect on the Company's consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" addresses how a business should evaluate whether it has a controlling financial interest in an entity. The Company does not believe that it has any involvement with variable interest entities that require it to consolidate under FASB Interpretation No. 46.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material effect on the Company's consolidated financial statements.

NOTE L - WARRANTY OBLIGATIONS

The Company recognizes the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2003 through June 30, 2004:

Beginning Balance as of October 1, 2003                    $ 347,000
Deduct: Payments                                            (201,000)
Add: Provision                                               113,000
                                                           ---------
Ending Balance as of June 30, 2004                         $ 259,000
                                                           =========

                        Global Payment Technologies, Inc.
                                  June 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2004 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2003

SALES
Net sales decreased by 16.0%, or $3,259,000, to $17,121,000 in the nine months ended June 30, 2004 as compared with $20,380,000 in the comparative prior-year period. This decrease was primarily due to $5.0 million in lower sales of the Company's gaming products to its Australian affiliate, offset in part by a $1.0 million increase in sales of the Company's Aurora product to both the vending and gaming markets, and a $600,000 increase in sales to the South African gaming market. Gaming sales for the nine months ended June 30, 2004 were $12,835,000, or 75.0% of sales, as compared with $16,282,000, or 79.9% of sales, in the prior year period. Beverage and vending sales for the nine months ended June 30, 2004 were $4,286,000, or 25.0% of sales, as compared with $4,098,000, or 20.1 % of sales, in the prior year period.

GROSS PROFIT
Gross profit decreased to $3,510,000, or 20.5% of net sales, in the nine months ended June 30, 2004 as compared with $3,702,000, or 18.2% of net sales, in the comparative prior-year period. For the nine months ended June 30, 2004, indirect costs were reduced by approximately $285,000 due to cost reduction initiatives completed in December 2003, however as a percentage of sales it had no impact due to the sales decrease of 16.0% noted above and the related reduction in production. The increase in gross profit, as a percentage of sales, was primarily the result of improvements in margins on the Company's Aurora product, which in the nine months ended June 30, 2003 had significant startup costs, including higher purchase costs as well as less efficient manufacturing. The Company is continuing its efforts to further reduce costs and to improve the margin on its Aurora product. However, until such time as these benefits are substantially realized, the margins in the future will continue to be affected by the mix of products as well as sales volumes.

OPERATING EXPENSES
Operating expenses decreased to $5,258,000, or 30.7% of sales, in the nine months ended June 30, 2004 as compared with $6,843,000, or 33.6% of sales, in the comparative prior-year period. This decrease of $1,585,000 is primarily the result of the Company's completion of its cost reduction initiatives completed in December 2003 which consisted primarily of employee and employee related expenses.

INCOME TAXES
With respect to the provision (benefit) for income taxes, the effective rate was a provision of .6% as compared to a benefit of 38.5% in the prior-year period. The change in the effective rate is primarily due to operating losses in the nine months ended June 30, 2004 for which no benefit has been recognized. The Company has provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at June 30, 2004, due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those net assets. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

NET LOSS
Net loss for the nine months ended June 30, 2004 was ($1,807,000), or ($0.33) per share, as compared with ($1,825,000), or ($0.33) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia, South Africa and the United Kingdom, all of which are accounted for using the equity method, except for South Africa which effective April 2003 was accounted for on a cost basis. On January 15, 2004 the Company sold its remaining 5% ownership interest in South Africa. Included in the results of operations for the nine months ended June 30, 2004 and 2003 are the Company's share of net

                        Global Payment Technologies, Inc.
                                  June 30, 2004

profits of these affiliates of $98,000 and $387,000, respectively, which includes $55,000 and $185,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $43,000 and $202,000 for the nine months ended June 30, 2004 and 2003, respectively. Such decrease was primarily due to lower profits at the Company's Australian affiliates. In addition, on January 15, 2004, the Company sold its remaining 5% ownership interest in its investment in its South African affiliate and recognized a gain on the sale of $78,000.

Included in interest expense is a non-cash charge of $132,000 related to the amortization of debt discount on the Company's $1.5 million secured convertible term note which arose from allocating value to the 200,000 warrants issued pursuant to the Securities Purchase Agreement and the resulting beneficial conversion feature. This amount represents amortization expense for the period March 16, 2004 through June 30, 2004 (see Note C to the Condensed Consolidated Financial Statements).

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

SALES
Net sales decreased by 3.7%, or $272,000, to $7,076,000 in the three months ended June 30, 2004 as compared with $7,348,000 in the comparative prior-year period. This sales decrease was due to $220,000 less sales to the gaming market and $52,000 less sales to the beverage and vending market. Gaming sales for the three months ended June 30, 2004 was $5,070,000, or 71.7% of sales, as compared with $5,290,000, or 72.0% of sales, in the prior year period. Beverage and vending sales for the three months ended June 30, 2004 were $2,006,000, or 28.3% of sales, as compared with $2,058,000, or 28.0 % of sales, in the prior year period.

GROSS PROFIT
Gross profit increased to $1,670,000, or 23.6% of net sales, in the three months ended June 30, 2004 as compared with $1,189,000, or 16.2% of net sales, in the comparative prior-year period. For the three months ended June 30, 2004, indirect costs were reduced by approximately $160,000 due to cost reduction initiatives completed in December 2003. The increase in gross profit, as a percentage of sales, was primarily the result of improvements in margins on the Company's Aurora product, which in the quarter ended June 30, 2003 had significant startup costs, including higher purchase costs as well as less efficient manufacturing. Historically, the Company's gross profit as a percentage of sales for the quarters ended June 2003, September 2003, December 2003, March 2004 and June 2004, were 16.2%, 7.5% (which included an increased inventory writedown based upon management's decisions to discontinue and transition from earlier generation products), 18.8%, 17.9% and 23.6%, respectively. While the Company has executed product cost reductions, and continues to further reduce costs to improve the margin on its Aurora product, as well as other products, until such time as these benefits are substantially realized the margins in the future will continue to be affected by the mix of products as well as sales volumes.

OPERATING EXPENSES
Operating expenses decreased to $1,601,000, or 22.6% of sales, in the three months ended June 30, 2004 as compared with $2,166,000, or 29.5% of sales, in the comparative prior-year period. This decrease of $565,000 is primarily the result of the Company's completion of its cost reduction initiatives in December 2003 which consisted primarily of employee and employee related expenses.

INCOME TAXES
With respect to the provision (benefit) for income taxes, the effective rate was 0% as compared to a benefit of 36.6% in the prior-year period. This change in the effective rate is primarily due to operating losses in the three months ended June 30, 2004 for which no benefit has been recognized. The Company has provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at June 30, 2004, due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets.

                        Global Payment Technologies, Inc.
                                  June 30, 2004

The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

NET LOSS
Net loss for the quarter was ($108,000), or ($0.02) per share, as compared with ($627,000), or ($0.11) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia, South Africa and the United Kingdom, all of which are accounted for using the equity method, except for South Africa which effective April 2003 was accounted for on a cost basis. On January 15, 2004 the Company sold its remaining 5% ownership interest in South Africa. Included in the results of operations for the three months ended June 30, 2004 and 2003 are the Company's share of net profits (losses) of these affiliates of ($30,000) and $45,000, respectively, which includes ($50,000) and $20,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have (have not) been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $20,000 and $25,000 for the three months ended June 30, 2004 and 2003, respectively.

Included in interest expense for the three months ended June 30, 2004 is a non-cash charge of $113,000 related to the amortization of debt discount on the Company's $1.5 million secured convertible term note which arose from allocating value to the 200,000 warrants issued pursuant to the Securities Purchase Agreement and the resulting beneficial conversion feature (see Note C of the Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At June 30, 2004, the Company's cash and cash equivalents were $1,853,000 as compared with $1,220,000 at September 30, 2003. A significant portion of the Company's cash balance in the amount of $746,000 and $774,000, as of June 30, 2004 and September 30, 2003, respectively consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company has realized significant savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

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

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results

                        Global Payment Technologies, Inc.
                                  June 30, 2004

in an effective yield over the term of the note. The amortization amounted to $113,000 and $132,000 for the three months ended June 30, 2004 and the nine months ended June 30, 2004, respectively. As of June 30, 2004, the unamortized debt discount amounted to approximately $678,000. Amortization of debt discount for the next four fiscal quarters will approximate $110,000, $105,000, $100,000 and 90,000, which will be charged to operations. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At June 30, 2004, the Company has $1,750,000 available under the RN.

Net cash provided by operating activities was $10,000 in the nine months ended June 30, 2004. This amount is due to decreased accounts receivable of $900,000, primarily due to lower sales this period and continued steady collections of prior accounts receivable, increased accounts payable of $260,000, decreased inventory of $217,000 and decreased income taxes receivable of $111,000, offset, in part by, a net loss for the period, adjusted for non-cash items of ($620,000), decreased accrued expenses and other current liabilities of $582,000, and increased prepaid expenses and other assets of $276,000 (primarily the result of $226,000 of bank closing fees paid and being amortized over the life of the loan). Net cash provided by operating activities was $152,000 in the nine months ended June 30, 2003. This amount is due to the net loss for the period, adjusted for non-cash items, of ($1,769,000), increased accounts receivable of $769,000 and decreased accrued expenses and other current liabilities of $15,000, reduced by decreased inventory of $1,113,000, decreased prepaid expenses and other assets of $31,000, increased accounts payable of $851,000 and decreased income taxes receivable 710,000.

Cash provided by investing activities for the nine months ended June 30, 2004 amounted to $18,000 as compared with $1,214,000 in the prior-year period. Investments in property and equipment in the nine months ended June 30, 2004 amounted to $291,000 as compared with $361,000 in 2003. In addition, for the nine months ended June 30, 2004 the Company invested $51,000 in its South African affiliate for working capital purposes as compared with $323,000 in 2003. For the period ended June 30, 2003, the Company received $1,877,000 from the sale of a significant portion of its South African affiliate investment. On January 15, 2004, the Company sold its remaining 5% interest in its South African affiliate and received proceeds of $154,000 and recognized a gain on the sale of $78,000. The Company also received a dividend distribution of $206,000 from its Australian affiliate in the nine months ended June 30, 2004 and $21,000 from its South African affiliate in the nine months ending June 30, 2003.

Cash provided by (used in) financing activities in the nine months ended June 30, 2004 and 2003 includes net loan borrowings (repayments) of $457,000 and ($1,418,000), respectively. As discussed above, on March 16, 2004, the Company received proceeds of $1,500,000 from the sale of convertible debt and warrants and also entered into a $2,500,000 credit facility, of which $1,750,000 was available at June 30, 2004. In the six months ended June 30, 2004 and 2003, the Company received $148,000 and $60,000, respectively, from the exercise of stock options.

                        Global Payment Technologies, Inc.
                                  June 30, 2004

At June 30, 2004, future minimum payments under noncancellable operating leases and payments to be made for long-term debt maturing over the next five years are as follows in ($000):

 FISCAL YEAR                    OPERATING LEASE              DEBT REPAYMENTS
 -----------                    ---------------              ---------------
     2004                             $154                           $75
     2005                              415                           420
     2006                              285                           670
     2007                               --                         1,085
  Thereafter                            --                            --
    Total                             $854                        $2,250



In addition to the amounts above, and in the normal course of business, purchase orders are issued which obligate the Company for future inventory purchases. As of June 30, 2004, purchase order commitments approximated $7.2 million and will be used for production requirements up to, and in excess of, six months.

CRITICAL ACCOUNTING POLICIES
Management's discussion and analysis is based on our consolidated financial statements which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies and management's judgments and estimates are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

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

                        Global Payment Technologies, Inc.
                                  June 30, 2004

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

RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE:
At June 30, 2004, the Company's accounts receivable balance was approximately $5.4 million. The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty, our reserve may need to increase.

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

INCOME TAXES:
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to recurring losses and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. The amounts of the valuation allowances for deferred tax assets at September 30, 2003 and June 30, 2004 were $2,569,000 and $3,224,000, respectively. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income the valuation allowance will be reassessed.

                        Global Payment Technologies, Inc.
                                  June 30, 2004

DEBT DISCOUNTS:
Pursuant to the Securities Purchase Agreement in which the Company received proceeds of $1,500,000 from the issuance of a convertible note in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock, the value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, the purchaser received a beneficial conversion feature in the amount of $ 304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the note. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations. As of June 30, 2004, the unamortized debt discount amounted to approximately $678,000.

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

                        Global Payment Technologies, Inc.
                                  June 30, 2004

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit - 4.1(f) Amendment No.2, dated August 9, 2004 to
          Secured Convertible Term Note(1)
Exhibit - 4.1(g) Amendment No.2, dated August 9, 2004 to
          Secured Convertible Minimum Borrowing Note(1) Exhibit - 4.1(h) Amendment No.2, dated August 9, 2004 to
          Secured Revolving Note (1)
Exhibit - 31.1   Certification required by Rule 13a-14(a) (1)
Exhibit - 31.2   Certification required by Rule 13a-14(a) (1)
Exhibit - 32.1 Certification  required by Section 1350
          of the Sarbanes-Oxley Act of 2002 (1)

(1) filed herewith

b) REPORTS ON FORM 8-K


         On May 13, 2004 the Company furnished a Current Report on Form 8-K dated May 13, 2004 under Item 12 announcing the Company's financial results for the quarter ended March 31, 2004.

         On August 12, 2004 the Company furnished a Current Report on Form 8-K dated August 12, 2004 under Item 12 announcing the Company's financial results for the quarter ended June 30, 2004.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GLOBAL PAYMENT TECHNOLOGIES, INC.


                                   By: /s/ THOMAS MCNEILL
                                   -----------------------------------
                                           Vice President,
                                           Chief Financial Officer and
                                           Principal Accounting Officer
Dated:  August 12, 2004