Form 10-K
period 2004-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2004-12-02
CIK 933020

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____


                         Commission File Number 0-25148


                        GLOBAL PAYMENT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                              11-2974651
--------------------------------------------------------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                   Identification No.)



                425B OSER AVENUE, HAUPPAUGE, NEW YORK         11788
                ------------------------------------------------------
                (Address of principal executive office)     (Zip Code)


Registrant's telephone number, including area code         631-231-1177
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

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

                  The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on November 26, 2004, was approximately $27,600,000.

         As of November 26, 2004, the registrant had a total of 5,627,240 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement of the registrant for the annual meeting of stockholders to be held in 2005 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

Global Payment Technologies, Inc. (the "Company") is a Delaware corporation established in 1988. The Company designs and manufactures currency validation systems, including paper currency validators and related paper currency stackers, and sells its products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming and gaming related equipment, beverage and vending machines and retail equipment that dispense products, services, coinage and other currencies. Note stackers are sold with most validators and are designed to store validated paper currency and, in some cases, record and store information on contents, usually in secure removable cassettes. Although the Company knows of no commercially available validator that is counterfeit-currency-proof, the Company's validators and stackers offer significant protection against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. The Company's validators are adaptable to a wide variety of original equipment manufacturer ("OEM") applications and have been engineered into the design of most major gaming and numerous beverage and vending machines sold worldwide. The Company's products offer a highly competitive level of performance and are designed to provide ease of maintenance and repair.

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), the Company's South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of GPTHL's non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company had a 30% interest in IPS. GPTHL holds the exclusive distribution rights to the Company's products in the South African region. On January 18, 2001, GPTHL merged its operations with Vukani Gaming Corporation ("Vukani") (formerly South African Video Gaming Corporation (Pty)
Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). By virtue of the agreement, the Company's ownership of GPTHL was reduced from 23.5% to approximately 5%. In March 2002, the Company exercised its right to acquire shares from an existing shareholder, HCI, for $979,000, which increased the Company's ownership to 24.2%. In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in IPS and a major portion of its interest in GPTHL. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL has been reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company recovering the carrying value of such advances and investments. On January 15, 2004, the Company sold its remaining 5% ownership interest in GPTHL for a gain of $78,000.

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

In fiscal 2004, the Company established a wholly owned subsidiary in Moscow, Russia (GPT-Russia) to provide local service of the Company's products.

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

Since incorporation, the Company's net sales have grown from approximately $35,000 in fiscal 1989 to its high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at the Company's affiliates. During fiscal 2000 the Company significantly reduced inventory at its affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000. In fiscal 2001, sales increased 43% to $32.2 million primarily as a result of increased demand for our products in both Australia and Russia, as well as the addition of several new customers during the year. In fiscal 2002, sales decreased 14% to $27.7 million as a result of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its Argus gaming validator, certain product issues which have since been resolved, as well as softer worldwide economic conditions. In fiscal 2003, sales decreased 5.9% to $26.1 million as a result of reduced sales in Eastern Europe which were hindered by initial product issues, which have since been resolved, offset in part by sales of the Company's new vending product which commenced in January 2003. With the launching of its new beverage and vending product in fiscal 2003 the Company achieved an increase in its beverage and vending sales with $5.7 million as compared to $2.2 million in fiscal 2002. As a percentage of sales, beverage and vending products represented 21.7% in fiscal 2003 as compared with 8% in fiscal 2002. In fiscal 2004, sales decreased 6.5% to $24.4 million primarily due to $4.3 million in lower sales of the Company's gaming products to its Australian affiliate offset, in part, by a $1.7 million increase in sales of the Company's Aurora product to both the vending and gaming markets and a $637,000 increase in sales to the South African gaming market. Gaming sales for fiscal 2004 were $19.304 million, or 79.2% of sales, as compare with $20.417 million, or 78.3% of sales, in fiscal 2003. Beverage and vending sales for fiscal 2004 were $5.077 million, or 20.8% of sales, as compared with $5.659 million, or 21.7% of sales in fiscal 2003.

The Company's international sales amounted to 86%, 90% and 92% of net sales in fiscal 2004 2003 and 2002, respectively. Management believes the international markets for currency validation systems in both gaming and beverage and vending may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

MARKETING STRATEGY

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which have tended to focus primarily on the broader, higher-volume market using standardized product configurations. Our approach in the worldwide gaming market was initially a "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the larger competitors. With development completed and the commencement of sales of our Argus(TM) and Aurora products in January 2001 and January 2003, respectively, and the launch of our new "Advantage" and "SA-4" products in fiscal 2005, this strategy will continue, and be broadened paying particular attention to markets which have the largest opportunity for growth. The Company has both gained new customers and retained existing customers based on its strength internationally and its reputation for working closely to adapt to customers' needs. The Company will continue to market directly to the OEMs and Operators in Eastern Europe to continue its pursuit to regain lost market share due to initial product issues on its Argus product, which have since been resolved. During the second half of fiscal 2004, the Company has achieved significant increases in gaming sales with Aurora in this part of the world. The Company has in the past and will continue to attempt to strengthen and grow its relationships with the OEMs through joint marketing and advertising efforts and by creating country-specific currency databases and customization, which will allow OEMs an opportunity to seek new potential markets worldwide. Today the Company has in excess of 70 country-specific databases and 17 multi-country databases, which is one of the largest database libraries in the industry. Further, it plans to continue to build a large library of databases for its newest products, as well as adding to its existing Argus and Aurora databases.

As a result of the Company's launch of its Aurora product in fiscal 2003, it has increased its Aurora revenue from $5.3 million in fiscal 2003, to $7.0 million in fiscal 2004. In fiscal 2003 the Company signed a four year supply contract, valued in excess of $10,000,000, with tobaccoland Automaten GmbH & Co, a German based cigarette-vending operator with over 200,000 machines or approximately 25% of the German market share, however, in the last quarter of fiscal 2004 the overall German tobacco vending industry has faced significant volume shortfalls due to significant government increases in cigarette taxes. During this timeframe, however, the Company more than offset the loss in revenue from this industry segment by successfully and substantially penetrating sales into the Russian gaming market with its Aurora, originally dubbed the "beverage and vending" product. As a result of this progress GPT has increased its Aurora sales year over year by penetrating into both the beverage and vending industry as well as the gaming industry, thus increasing its customer base as well as venues and markets Aurora serves. The Company will continue to search for new growth opportunities both domestically and internationally for all its products. The Company believes it is in position to gain additional business with its Aurora product based on its acceptance as a currency validator for a number of growing markets worldwide. By leveraging the Company's international relationships, the Company will seek growth opportunities in the domestic gaming sector, as the United States is viewed as an important target for expansion by several of our major OEM customers. Further, the Company has launched its new Advantage product in early fiscal 2005 and believes it will allow the Company to penetrate the domestic gaming market as well as other international markets.

In the gaming venue, the Company markets its products principally to the OEMs as well as the end-users (i.e., casino operators) who purchase slot machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company has also provided direct operator technical training and participation in seminars with the Company's OEM customers. By marketing directly to the end-users in conjunction with the OEMs, the Company expects its products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of the Company's competition. In 1999, the Company developed programs and plans designed to elevate the level of our customers' product knowledge. Such programs and plans included the development of formally documented maintenance schedules and similar programs, which are proposed to customers. These maintenance programs are being offered in coordination with the Company's OEM customers, and are intended to broaden awareness of the Company and its products within the gaming industry and as a result increase sales. Additionally, the Company will be focusing its marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate itself from the competition. This overall strategy allows the Company's products to continue to demonstrate the high level of performance and quality achieved in many markets throughout the world.

The Company's marketing strategy for the significantly larger worldwide beverage and vending industry will be very similar to that of the Company's gaming strategy. During fiscal 2002, the Company completed its field trials of the Aurora product and initiated its sales campaign. During fiscal 2003, with sales of its new Aurora product commencing in January 2003, the Company achieved a significant $3.5 million increase in beverage and vending sales to $5.7 million. Throughout fiscal 2004 and into fiscal 2005, the Company will continue to market and sell its Aurora product through its already existing distribution channels, as well as through the creation of additional alliances and sales channels to further penetrate this market. The beverage and vending industry's requirement for currency validation equipment is more than $375 million per annum, or three times that of the gaming market. In addition, further penetration into the beverage and vending market, as well as the gaming market, will allow the Company to achieve a major portion of its diversification strategy and if successful could reduce the reliance on any one market as well as expand its customer base.

The Company's overall sales and marketing strategy in the worldwide gaming and beverage and vending industries is to deliver a high quality product supported by local sales and service in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia, South Africa, Latin America and Russia where the Company's products are accepted as the industry standard in the gaming market. Also toward this end, the Company has sales and service offices in London, England and Moscow, Russia as well as a joint venture that provides local sales and service in Australia. It also has distributors in Russia, Italy, Southeast Asia, Latin America, the Middle East and South Africa.

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

PRODUCTS

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continues to grow and as technological advances are incorporated into the products' design. The Company spent approximately $75,000, $150,000, and $225,000 during fiscal 2004, 2003 and 2002, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications, as well as to achieve improvements in technology.

The Company's product development efforts have been focused on the design of its latest generation of validator products, the first of which was Argus(TM). Argus(TM), the Company's gaming validator, began selling in January 2001. Sales of this product represented 19%, 63%, 54% and 51% of unit validator sales in fiscal 2001, 2002, 2003 and 2004, respectively. In the summer of 2002, the Company completed the development of its new product designed specifically to address the requirements of the vending industry. Following successful field trials during the summer and fall of 2002, the Company commenced its sales and marketing campaign which led to sales commencing in January 2003 on its new product called "Aurora". Sales of this product represented 29% and 43% of unit validator sales in fiscal 2003 and 2004, respectively. Building from its engineering libraries, the Company has launched several new products, including "Advantage" and "SA-4", during the beginning of fiscal 2005 that the Company anticipates will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets. For Argus(TM) and Aurora products, the Company has, since achieving technological feasibility through a detailed program design, capitalized the cost of software coding and development, and reflects the amortization of these costs in cost of sales.

The Company's principal products in fiscal 2004 include three basic validator models (GII, Argus(TM) and Aurora) and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 2000, 2001 and 2002, this shift continued and Generation II and Argus(TM) product line sales accounted for 76%, 89% and 92%, respectively of unit sales. The Argus product has been designed to be a drop-in replacement for Generation II products and is focused toward bringing new technological features to the marketplace. During fiscal 2002 and fiscal 2003, sales substantially shifted from the Company's Generation II product line to its Argus(TM) product line, which represented 63% and 80% of gaming validator sales. This shift increased further in the fourth quarter of fiscal 2003 and represented 96% of gaming sales. This shift, coupled with the Company's increased marketing efforts on Argus, rather than its Generation II product line resulted in an increased inventory reserve in the fourth quarter of 2003. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products and its Generation II products.

The Company's Generation II product line features several technological advances designed specifically to meet the requirements of the gaming industry. The Generation II line includes the Company's "IDS," "IDUS," "IBS," and "IBSi" validators.

Generation II validators are offered in a wide variety of configurations that can provide solutions for most worldwide gaming markets, as well as for many beverage and vending markets. Generation II validators can be configured for down-stack applications, which allow the note stacker, a security removable cassette, to be reached through a separate front entrance in the gaming machine. Rear stacker configurations are also available. Generation II validators offer currency acceptance of notes up to 3.34 inches (85 mm) in width and have enhanced features for gaming and high security applications. These features include a multi-level high security validation process with side-looking sensors, an animated bill runway with "smart visuals" for customer attraction and diagnostics, a user-selectable currency denomination acceptance and an optional bar-code reader for tickets and coupons. During fiscal 2004, the Company has commenced a phase out program on this product, however; we will maintain field service and support for warranty repairs for several more years.

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to 3.35 inches in width), in all 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. Argus is equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. In the future, GPT plans to explore the option of integrating smart-card and mag-card technologies with its existing products. The Argus sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM). Both the Generation II and III product lines offer a "soft drop analyzer" ("SDA") option. This patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.


Aurora is the Company's first validator specifically designed for the worldwide beverage and vending industries. Aurora is an injection-molded modular design that can be used in the up-stack or down-stack orientation and uses state of the art optics in its internal sensor system with the Company's patented RGBI optical array. With field trials completed in the fall of 2002 and sales commencing in January 2003, this product has quickly replaced most sales of the Company's M-125 and M-150. This product originally targeted for the beverage and vending industry has also been aggressively marketed in the un-regulated gaming market in 2004 with substantial penetration. The Company will continue marketing efforts in both venues during fiscal 2005. As with Argus, Aurora is designed to be a one size fits all validator that essentially uses the same hardware for every currency in the world.

The Company's newest products launched in early fiscal 2005 are Advantage and SA-4. Advantage is a worldwide note validator that can handle bills up to 3.35 inches in width. Advantage uses the latest DSP chip set for a 20X increase in speed, which decreases the time it takes to validate to less than half a second. The DSP chip enables the use of advanced algorithms, which significantly improve security and performance. The Advantage sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array and an industry standard bar-code reader that is compatible with the various Ticket-In Ticket-Out (TITO) systems currently found on many casino floors worldwide. The newly designed precision mechanism and side-looking optical system increases the sensitivity of the Advantage currency validator to detect fraud attempts. The number of different notes retained in a single database memory is expandable from 40 to 128 in all four directions, which enables Advantage to securely validate multiple currencies without the need to re-program.

SA-4 is a worldwide note validator that can handle bills up to 3.35 inches in width while holding a database of up to 128 different bank notes in four directions, which enables SA-4 to securely validate multiple currencies without the need to re-program. The DSP chip enables the use of advanced algorithms, which significantly improve security and performance. The SA-4 Advantage sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array and an industry standard bar-code reader that is compatible with the various Ticket-In Ticket-Out (TITO) systems currently found on many Casino floors worldwide. Many countries use magnetic ink to increase the security of their currency. The SA-4 currency validator contains a new high-sensitivity magnetic circuit that doubles the sensitivity to detect these inks. SA-4 contains front and rear sensors, which guarantee the detection of critical bill position information. SA-4 supports the various industry-standard communication protocols commonly used for vending, gaming, and video lottery machines.

PRODUCT PERFORMANCE AND WARRANTIES

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with its generation III validators (Argus, Aurora, Advantage and SA-4). The Company or its authorized service agents will repair or replace any units that require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranted as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, Russia, Latin America, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2005 as opportunities arise. Over the last three years, the Company's cost of warranting its products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as product performance. Warranty expense for 2004, 2003 and 2002 was 198,000, $327,000, and $280,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

MARKETING AND SALES

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts the Company's primary sales and marketing efforts in both the domestic and international markets. The Company has a joint venture providing local sales and service in the key market of Australia and Company-owned sales and service offices in London, England and Moscow, Russia. In addition, the Company has distributors in Southeast Asia, Italy, Latin America and South Africa. The overall sales and service network provides effective international coverage for the Company's products and customers and reflects the Company's commitment to providing superior service worldwide.

CUSTOMER CONCENTRATION

During fiscal 2004, the Company's largest customer, GPTA, accounted for approximately 34% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 79.2% of the Company's revenues, with the remaining 20.8% primarily from product applications in the beverage and vending industry. While the Company has diversified its sales mix with sales to the beverage and vending industry, increased sales to Russia, and added new accounts during the year, it continues to sell to a small group of OEMs in the gaming and beverage and vending industries. The Company must achieve significantly less dependence on several important customers by expanding into new countries, expanding its customer base and developing new products to increase the market size it can market to, such as domestic gaming and the mass market vending applications. Until such initiatives are achieved, the Company is at risk that lower demand for any one product or market, or a loss of a significant customer, can substantially impact its revenues and net income.


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

As the Company began its transition to the Argus product line in fiscal 2001, it incurred increased costs related to lower volumes on the two product lines. As this transition was substantially completed during fiscal 2002, Argus was expected to be produced in a more efficient manner at a lower cost, and at the same time allowing the Company increased flexibility to meet customers' demand. In the fourth quarter of 2002 these improvements were more than offset by the significant reduction in sales and production. During fiscal 2003, the Company's introduction of its new Aurora product with higher initial purchase costs and increased initial manufacturing costs, coupled with overall lower sales volume than fiscal 2002 resulted in lower net margins for the year. The Company did, however, take action to significantly reduce its purchased component costs on Aurora and Argus by the end of fiscal 2003 by manufacturing and selling off, on a first-in first-out basis, its higher priced purchased components. In fiscal 2004, the Company continued its efforts to further reduce costs and to improve the margin on its Aurora product, and while improvements in purchasing costs and manufacturing efficiencies have been achieved by the end of fiscal 2004, until such time as these benefits are substantially realized over the first two quarters of fiscal 2005, the margins in the future will continue to be affected by the mix of products as well as sales volumes.

The Company depends on a limited number of suppliers for various stamped or formed housings, gears, cogs and wheels and electronic assemblies or components, including certain microprocessor chips. The Company believes that concentrating its purchases from its existing suppliers provides, in certain cases, better prices, better quality and consistency and more reliable deliveries. The Company maintains on-going communications with its suppliers to prevent interruptions in supply and, to date, generally has been able to obtain adequate supplies in a timely manner. The Company has entered into volume blanket purchase agreements with selected suppliers to guard against shortages of unique components, thereby limiting the Company's exposure to business interruptions. Furthermore, many of the electronic components used by the Company, including its microprocessors, are widely used in many applications and are available from a number of sources. However, the short wavelength light source that forms a critical part of the Company's optical scanning device is now commercially available from only a very limited number of suppliers. The Company believes that if such supply were to become unavailable, its units could be redesigned to use other light sources and still remain competitive in the marketplace. However, any interruption in the supply of key components that cannot be quickly remedied could have a materially adverse effect on the Company's results of operations.

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

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coinco. Such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, Ardac, Japan Cash Machines Co., Ltd. ("JCM"), International Currency Technologies, Sanyo, Conlux, Coegis and Cashcode Company, Inc. ("Cashcode") compete with the Company in the international beverage and vending market.

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

In March 2004, the Company entered into a Cross-License Agreement with JCM whereby the Company grants JCM a non-exclusive, royalty-free license for U.S. Patent No. 5,630,755 and JCM grants the Company a non-exclusive, royalty-free license to use and install the ID-003 software in bill validators manufactured by or on behalf of the Company and sold by the Company.

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

EMPLOYEES

On November 16, 2004, the Company had 114 employees, consisting of 2 executives; 10 sales and customer service representatives; 23 engineers and software developers, and technical support representatives; 18 materials, quality control and quality assurance personnel; 9 administrative and clerical personnel; and 52 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

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

ITEM 2. PROPERTIES

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2006, at an annual base rental of approximately $349,000 in fiscal 2004, increasing to approximately $372,000 in the final year of the term. The Company believes this facility is adequate for its manufacturing needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) MARKET INFORMATION

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2003 and 2004.


                                         COMMON STOCK
                                         ------------
 QUARTER ENDED                       HIGH             LOW
-------------------                 -----            -----
December 31, 2002                    6.79             5.30
March 31, 2003                       6.09             4.10
June 30, 2003                        5.00             3.50
September 30, 2003                   4.288            2.95
December 31, 2003                    3.65             3.05
March 31, 2004                       4.25             3.16
June 30, 2004                        4.06             3.15
September 30, 2004                   4.08             3.25

b) HOLDERS

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of November 26, 2004 were 1,350 and 35, respectively.

c) DIVIDENDS

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



Year Ended September 30                   2000           2001          2002              2003           2004
---------------------------------     ------------    ---------      --------          --------      -----------
Net sales                             $ 22,507          $32,161      $ 27,713          $ 26,076      $ 24,381
Net income (loss)                       (1,229)(2)          806          (633)(1)        (5,677)(5)    (1,690)(6)
Diluted earnings (loss) per share        (0.22)(3)         0.14         (0.11)(3)         (1.02)(3)     (0.30)(3)
Total assets (4)                        24,460           26,466        24,030            17,775        16,267
Long-term debt obligations               3,617            2,800             0                 0         1,354
Stockholders' equity                    16,795           17,550        17,026            11,677        11,107


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

(5) Based on the Company's continued losses, and related uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of its deferred income tax asset, the Company recorded a full valuation allowance and related income tax expense in the fourth quarter of fiscal 2003.

(6) Includes a gain of $78,000 from the sale of the remaining portion of the Company's unconsolidated South African affiliate.

QUARTERLY INFORMATION
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


Quarter Ended
                                      Dec. 31         Mar. 31       June 30       Sept. 30         Year
                                      -------         -------       -------       --------       --------
Fiscal 2003
-------
Net sales                              5,960          7,072          7,348          5,696          26,076
Gross profit                           1,390          1,123          1,189            425           4,127
Net loss                                (340)          (858)          (627)        (3,852)         (5,677)
Basic loss  per share                  (0.06)         (0.15)         (0.11)         (0.70)          (1.02)
Diluted loss per share (1)             (0.06)         (0.15)         (0.11)         (0.70)          (1.02)

Fiscal 2004
-------
Net sales                              4,333          5,712          7,076          7,260          24,381
Gross profit                             815          1,025          1,670          1,832           5,342
Net income (loss)                       (988)          (711)          (108)           117          (1,690)
Basic income (loss) per share          (0.18)         (0.13)         (0.02)          0.02           (0.30)
Diluted income (loss) per share (1)    (0.18)         (0.13)         (0.02)          0.02           (0.30)

(1) The weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they were anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED WITH SEPTEMBER 30, 2003

SALES
Net sales for fiscal 2004 decreased by 6.5% to $24.381 million as compared with $26.076 million in fiscal 2003. This decrease was primarily due to $4.3 million in lower sales of the Company's gaming products to its Australian affiliate, offset in part, by a $1.7 million increase in sales of the Company's Aurora product to both the vending and gaming markets and a $637,000 increase in sales to the South African gaming market. Gaming sales for fiscal 2004 were $19.304 million, or 79.2% of sales, as compared with $20.417 million, or 78.3% of sales, in fiscal 2003. Beverage and vending sales for fiscal 2004 were $5.077 million, or 20.8% of sales, as compared with $5.659 million, or 21.7% of sales in fiscal 2003. Net sales to international customers accounted for 86.3% and 90.0% of net sales in fiscal 2004 and 2003, respectively.

GROSS PROFIT
Gross profit increased to $5.342 million, or 21.9% of net sales, in fiscal 2004 as compared with $4.127 million, or 15.8% of net sales, in the prior-year period. In fiscal 2004, the inventory provision charged to operations decreased by $610,000 to $237,000 in fiscal 2004 as compared to $847,000 in fiscal 2003.
This decreased provision is the result of the Company's provision required in fiscal 2003 for the discontinuance of its generation I and II products. Further in fiscal 2004, indirect costs were reduced by approximately $485,000 due to cost reduction initiatives completed in December 2003. In addition, the increase in gross profit, as a percentage of sales, was positively impacted by improvements in margins on the Company's Aurora product, which in fiscal 2003 had significant startup costs, including higher purchase costs as well as less efficient manufacturing. The Company is continuing its efforts to further reduce costs and to improve the margin on its Aurora product, and while improvements in purchasing costs and manufacturing efficiencies have been achieved by the end of fiscal 2004, until such time as these benefits are substantially realized over the first two quarters of fiscal 2005, the margins in the future will continue to be affected by the mix of products as well as sales volumes. During fiscal 2004 the Company's gross profit as a percentage of sales for the quarters ended December 2003, March 2004, June 2004 and September 2004 were 18.8%, 17.9%, 23.6%
and 25.2%, respectively.

OPERATING EXPENSES
Operating expenses in fiscal 2004 decreased to $6.857 million, or 28.1% of net sales, as compared with $9.758 million, or 37.4% of net sales, in fiscal 2003. This decrease of $2.901 million is primarily the results of the Company's completion of its cost reduction initiatives in December 2003, which consisted primarily of employee and employee related expenses, as well as operating expenses in fiscal 2003 including $405,000, as compared to none in fiscal 2004, for the amortization and write-down of the Company's smart card intangible asset resulting from the Company's decision to focus on its core operations and that it will not seek or be able to realize the benefits of this asset in future periods.


INCOME TAXES
With respect to the provision for income taxes, the effective rate was a benefit of 0.4% in fiscal 2004 as compared to a provision of 9.1% in fiscal 2003. This change in the effective tax rate is primarily the result of fiscal 2004 operating losses for which no benefit has been recognized. The Company has provided a full valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at September 30, 2004, due to the Company's continued annual losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets. This valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed.

NET LOSS
The net loss for fiscal 2004 was ($1,690,000), or ($.30) per share, as compared with ($5,677,000), or ($1.02) per share, for fiscal 2003. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom which are accounted for using the equity method. Its South African affiliate, however, was accounted for on a cost basis effective April 2003 until the final sale of that entity in January 2004, in which the Company recognized a gain on the sale in the amount of $78,000. Included in the results of operations for fiscal 2004 and 2003 are the Company's share of net profits of these affiliates of $108,000 and $676,000, respectively. In fiscal 2004 and 2003, equity in income of unconsolidated affiliates includes a (decrease) increase of ($165,000) and $225,000, respectively, which represents the (deferral) recognition of the Company's share of the gross profits on intercompany sales to its affiliates that (have not) have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $273,000 and $451,000 for fiscal 2004 and 2003, respectively. This decrease of $178,000 is primarily the result of lower sales and profits at the Company's Australian affiliates, a result of the softer gaming market in Australia due principally to tighter gaming regulations and a slowing market. Until such time as the Australian market improves, or other export markets develop, the Company anticipates a continued reduction in the profitability at this affiliate. In addition, the Company owns 100% of Global Payment Technologies (Europe) Limited and GPT-Russia, and owns 80% of Abacus Financial Management Systems, Ltd., USA, the results of which are consolidated in the Company's financial statements.


FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED WITH SEPTEMBER 30, 2002

SALES
Net sales for fiscal 2003 decreased by 5.9% to $26.076 million as compared with $27.713 million in fiscal 2002. This decrease was primarily due to lower demand for the Company's Argus gaming product in Eastern Europe, and to product issues which have since been resolved, offset in part by increased sales of the Company's beverage and vending products. Sales of the Company's beverage and vending products for the year were $5.659 million, or 21.7% of net sales, as compared with $2.218 million, or 8.0% of net sales in the prior year. This increase was the result of the Company's new Aurora beverage and vending product, for which sales commenced in January 2003. Sales of the Company's gaming products for the year were $20.417 million, or 78.3% of net sales, as compared with $25.495 million, or 92.0% of net sales in the prior year. Net sales to international customers accounted for 90.0% and 91.7% of net sales in fiscal 2003 and 2002, respectively. This year the Company has substantially transitioned its sales to its Argus gaming validator, which represented approximately 80% of its gaming validator sales in fiscal 2003 as compared with 63% in the prior year period. Further, Argus represented 96% of gaming validator sales in the fourth quarter of 2003.

GROSS PROFIT
Gross profit decreased to $4.127 million, or 15.8% of net sales, in fiscal 2003 as compared with $6.828 million, or 24.6% of net sales, in the prior-year period. This decrease in gross profit, as a percentage of net sales, was primarily the result of substantial startup costs relating to new products, principally higher initial purchasing costs and less efficient manufacturing operations on the Company's new beverage and vending product for which sales commenced in January 2003. During fiscal 2003 Aurora sales accounted for substantially all of beverage and vending sales as compared with none in the prior year. While improvements in purchasing costs and manufacturing efficiencies have been achieved by the end of fiscal 2003, the Company will not realize these benefits until it utilizes its higher priced component material on a first-in first-out basis, which was substantially completed in the fourth quarter of 2003. With the ability to realize the benefit of lower purchase prices and more efficient operations expected in fiscal 2004, direct cost of sales are expected to decrease per unit. Gross profit, however, will be affected by the mix of products as well as sales volumes in future periods. Finally, the inventory provision increased by $659,000 to $847,000 in fiscal 2003 as compared to $188,000 in the prior year. This increased provision is the result of the current sales plan, including the Company's decision to terminate its Generation I products, a plan to phase out its Generation II product line in fiscal 2004 and the inability to use certain Generation III components, as well as marketing efforts being focused on Argus and Aurora products instead of earlier generation products.

OPERATING EXPENSES
Operating expenses in fiscal 2003 increased to $9.758 million, or 37.4% of net sales, as compared with $8.783 million, or 31.7% of net sales, in fiscal 2002. This increase of $975,000 includes $405,000 for the amortization and write-down of the Company's smart card intangible asset resulting from the Company's decision to focus on its core operations and that it will not seek or be able to realize the benefits of this asset in future periods. In addition the Company incurred increased executive costs of $210,000 as a result of the transition to a new CEO and the contractual obligations of the previous CEO, increased recruiting and relocation expenses for three executives of $172,000, increased bank related fees of $150,000 and increased legal and audit fees of $140,000, offset in part by lower staffing costs. In September 2003, the Company initiated a cost reduction effort, which reduced total staffing by approximately 15%. The benefits from this initiative will be fully recognized in the first quarter of fiscal year 2004 and will reduce total costs at an approximate annualized rate of $1.2 million. In December 2003, the Company completed its cost reduction initiatives, primarily a reduction of staffing and benefits, which will be fully recognized in the second quarter of fiscal 2004 and will reduce total costs at an approximate annualized rate of $2 million.

INCOME TAXES
With respect to the provision for income taxes, the effective rate was (9.1%) as compared with 59.4% in the prior-year period. This change in the effective tax rate is the result of the Company's change in mix of earnings from its own operations and earnings derived from its foreign affiliates and, furthermore, as a result of the provision in the fourth quarter of fiscal 2003, of a full valuation allowance against the Company's deferred income tax asset due to the Company's continued losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets. This valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed.

NET INCOME (LOSS)
The net loss for fiscal 2003 was ($5,677,000), or ($1.02) per share, as compared with ($633,000), or ($.11) per share, for fiscal 2002. In addition to its operations, the Company owns interests in various unconsolidated affiliates in key regions of the world, all of which are accounted for using the equity method, except for South Africa, which effective April 2003 is accounted for on a cost basis. Included in the results of operations for fiscal 2003 and 2002 are the Company's share of net profits of these affiliates of $676,000 and $565,000, respectively. In fiscal 2003 and 2002, equity in income of unconsolidated affiliates includes an increase of $225,000 and $250,000, respectively, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $451,000 and $315,000 for fiscal 2003 and 2002, respectively. This increase of $136,000 includes the affect of lower sales and profits at the Company's Australian affiliates, a result of the softer gaming market in Australia due principally to tighter gaming regulations and lower profits at its eCash affiliate. Income from the Company's Australian affiliate was $678,000 in fiscal 2002 as compared with $470,000 in fiscal 2003. Until such time as the Australian market improves, the Company anticipates a continued reduction in profitability at this affiliate. Positively affecting the Company in fiscal 2003 were lower losses at its South African operations, totaling $60,000, which were substantially sold in April 2003, and a write down of the Company's net investment in Abacus Financial Management Systems, Ltd. totaling $215,000 in fiscal 2002 due to the deterioration in the financial condition of that entity, as compared to none in fiscal 2003. In addition, the Company has a majority ownership in Global Payment Technologies (Europe) Limited and Abacus Financial Management Systems, Ltd., USA, whose results are consolidated in the Company's financial statements. During fiscal 2002, the Company recognized an after-tax gain of $82,000, or $.01 per share, which resulted from the sale of the Company's China investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At September 30, 2004, the Company's cash and cash equivalents were $3,453,000 as compared with $1,220,000 at September 30, 2003. A significant portion of the Company's cash balance in the amount of $770,000 and $774,000, as of September 30, 2004 and 2003,
respectively, consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company has realized significant savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

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

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the note. For the year ended September 30, 2004 amortization expense was $242,000. As of September 30, 2004, the unamortized debt discount amounted to approximately $568,000. Amortization of debt discount will approximate $370,000 and $198,000 for fiscal 2005 and 2006, respectively, which will be charged to operations. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations.

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At September 30, 2004, the Company has $1,750,000 available under the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Net cash provided by operating activities was $1,741,000 in fiscal 2004. This amount is due to decreased inventory of $746,000 as a result of outsourcing and the autonomous nature of the Generation III components, decreased income taxes receivable of $96,000 due to collections in 2004, decreased accounts receivable of $1,907,000, and net loss for the year, adjusted for non-cash items, of $126,000, offset, in part, by increased prepaid expenses and other current assets of $383,000, decreased accrued expenses and other liabilities of $600,000, and decreased accounts payable of 151,000. Net cash provided by operating activities amounted to $106,000 in fiscal 2003. This amount is due to decreased inventory of $955,000 as a result of outsourcing and the autonomous nature of the Generation III components, decrease income taxes receivable of $652,000 due to collections in 2003, increased accrued expenses and other liabilities of $450,000, increased accounts payable of $363,000, decreased accounts receivable of $179,000, decreased prepaid expenses and other current assets of $113,000, and decreased other assets and capitalized software costs of $86,000, offset, in part, by a net loss for the year, adjusted for non-cash items of ($2,692,000). Net cash provided by operating activities amounted to $2,261,000 in fiscal 2002. This amount is due to decrease accounts receivable of $5,242,000, decreased prepaid expenses and other current assets of $291,000, decreased inventory of $10,000 and a net loss for the year, adjusted for non-cash items, of $2,000, offset, in part, by increased accounts payable of $2,127,000 and decreased income taxes receivable of $674,000, offset, in part, by decreased accounts payable of $1,411,000, decreased accrued expenses and other liabilities of $336,000 and increased other assets and capitalized software costs of $269,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. Further the Company has agreements with its affiliates, which could extend payment terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow.

Net cash (used in) provided by investing activities amounted to ($38,000) in fiscal 2004 as compared with $1,169,000 in fiscal 2003 and ($1,608,000) in fiscal 2002. In fiscal 2004 the Company received $154,000 from the sale of the remaining portion of its South African affiliate investment, in fiscal 2003 the Company received $1,877,000 from the sale of a significant portion of its South African affiliate investment and in fiscal 2002 received $118,000 from the sale of its investment in its China affiliate (See Note 3 in the financial statements). The Company provided net fundings and investments in its joint ventures of $51,000 in fiscal 2004, $323,000 in fiscal 2003 and $1,380,000 in fiscal 2002. Further, the Company received $206,000, $21,000 and $550,000 in dividend distributions, primarily from its Australian affiliate, during fiscal 2004, 2003 and fiscal 2002, respectively. The remaining investing activities of $347,000 in fiscal 2004, $406,000 in fiscal 2003 and $896,000 in fiscal 2002 were for the purchase of property and equipment primarily for its manufacturing operations.

Net cash provided by (used in) financing activities consisted of net proceeds from issuance of convertible debt of $2,250,000 in fiscal 2004 and net repayments of bank borrowings of $1,868,000 in fiscal 2004, as compared with $1,719,000 in fiscal 2003 and $155,000 in fiscal 2002. The remaining cash provided by financing activities of $148,000 in fiscal 2004, $60,000 in fiscal 2003 and $37,000 in fiscal 2002 were from the issuance of stock upon the exercise of common stock options and warrants.

COMMITMENTS:
At September 30, 2004, future minimum payments under non-cancelable leases and payments to be made for long-term debt maturing over the next five years are as follows in ($000):

                                      OPERATING LEASE          DEBT REPAYMENTS
                                      ----------------         ---------------
Fiscal year ending September 30:
2005                                         $ 415                   $   420
2006                                           319                       670
Thereafter                                     --                      1,085
                                            ------                   -------
Total                                        $ 734                   $ 2,175
                                            ------                   -------

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of September 30, 2004, purchase order commitments approximated $8.1 million and will be used for production requirements during fiscal 2005 and beyond.

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

RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE:
At September 30, 2004, our accounts receivable balance was $4.2 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes or our customers experience financial difficulty our reserve may need to increase.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling ownership interests of 50% or less and exercises a significant influence on that entity. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments. Accordingly, the Company recognized an impairment loss in fiscal 2002 totaling $215,000 for its net investment in the United Kingdom-based Abacus Financial Management Systems Limited affiliate based upon the deterioration in that entity's financial condition. Since April 2003, when the Company sold a significant portion of its investment in its South African affiliates which reduced its ownership in GPTHL from 24.2% to 5%, the Company accounted for its remaining investment on a cost basis. Effective January 15, 2004, the Company sold its remaining interest in this affiliate.

LONG-LIVED ASSETS:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets as of September 30, 2004.

INCOME TAXES:
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to the impact of the fiscal 2004 and 2003 losses and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income the valuation allowance will be reassessed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fiscal 2004 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has assessed, and will continue to assess, ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

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

The Company has a $1.425 million convertible term note as of September 30, 2004 with borrowings subject to interest at the bank's prime rate plus 150 basis points. The Company also has a $2.5 million credit facility consisting of a secured revolving note of $1.75 million and a secured convertible minimum borrowing note of $750,000 with borrowings subject to interest at the bank's prime rate plus 150 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $3.925 million at September 30, 2004, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $40,000.

The Company has investments in privately held unconsolidated foreign companies for the purposes of conducting its business overseas and attaining its strategic objectives. These investments have a net carrying value of $1.8 million and $1.7 million at September 30, 2004 and 2003, respectively. These investments are included in Investments in Unconsolidated Affiliates and are accounted for using the equity method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and forecasts for such companies in assessing the net realizable values of the investments in these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. Accordingly, we recorded $215,000 in impairment losses during the fourth quarter of fiscal 2002.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by this item are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 10, 2004 the Board of Directors of Global Payment Technologies, Inc. (the "Company") dismissed KPMG, LLP ("KPMG") as its independent certified public accountants and appointed Eisner, LLP ("Eisner") to serve in their place. These actions were taken at the recommendation of the Company's Audit Committee.

KPMG had served as the Company's independent public accountants since July 26, 2002. KPMG's report on the Company's consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended September 30, 2004, through March 10, 2004, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended September 30, 2004, through March 10, 2004, the Company did not consult Eisner with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

Items 10 through 14 inclusive are omitted per General Instruction G (3). The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the annual meeting of stockholders to be held in calendar 2005.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. GLOBAL PAYMENT TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS:

          Reports of Independent Registered Public Accounting Firms (pages F-1 - F-2)

          Consolidated Balance Sheets as of September 30, 2004 and 2003 (page
          F-3)

          Consolidated Statements of Income for the years ended September 30, 2004, 2003 and 2002 (page F-4)

          Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the years ended September 30, 2004, 2003 and 2002 (page F-5)

          Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002 (page F-6)

          Notes to Consolidated Financial Statements (pages F-7 - F23)

     2. GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LIMITED FINANCIAL STATEMENTS:

          Reports of Independent Registered Public Accounting Firms (pages F-24 to F-25)

          Balance Sheets as of June 30, 2004 and 2003 (page F-26)

          Statements of Income for each of the years in the three-year period ended June 30, 2004 (page F-27)

          Statements of Stockholders' Equity for each of the years in the three-year period ended June 30, 2004 (page F-28)

          Statements of Cash Flows for each of the years in the three-year period ended June 30, 2004 (page F-29)

          Notes to Financial Statements (pages F-30 to F34)

     3.   FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY ITEM 8 OF THIS
          FORM:

          Schedule II - Valuation and Qualifying Accounts (page S-1)

     4.   EXHIBITS:

EXHIBIT NO.

3.1   Certificate of Incorporation (2)

3.2   Certificate of Merger (2)

3.3   By-Laws (2)

4.1 Securities Purchase Agreement dated March 16, 2004 by and between the registrant and Laurus (5)

4.2   Secured Convertible Term Note dated March 16, 2004 issued to Laurus (5)

4.3   Common Stock Purchase Warrant dated March 16, 2004 issued to Laurus (5)

4.4 Registration Rights Agreement dated March 16, 2004 by and between the registrant and Laurus (5)

4.5 Security Agreement dated March 16, 2004 by and between the registrant and Laurus (5)

4.6 Security Agreement dated March 16, 2004 by and between the registrant and Laurus (5)

4.7 Secured Convertible Minimum Borrowing Note dated March 16, 2004 issued to Laurus (5)

4.8   Secured Revolving Note dated March 16, 2004 issued to Laurus (5)

4.9 Registration Rights Agreement dated March 16, 2004 by and between the registrant and Laurus (5)

4.10  Amendment No. 1, dated April 29, 2004, to Securities Purchase Agreement
      (6)

4.11  Amendment No. 1, dated April 29, 2004, to Common Stock Purchase Warrant
      (6)

4.12 Amendment No. 1, dated April 29, 2004, to Secured Convertible Minimum Borrowing Note (6)

4.13  Amendment No. 1, dated April 29, 2004, to Secured Revolving Note (6)

4.14  Amendment No. 1, dated April 29, 2004, to Secured Convertible Term Note
      (6)

4.15  Amendment No.2, dated August 9, 2004 to Secured Convertible Term Note (7)

4.16 Amendment No.2, dated August 9, 2004 to Secured Convertible Minimum Borrowing Note (7)

4.17  Amendment No.2, dated August 9, 2004 to Secured Revolving Note (7)

10.1  Lease dated October 1, 2000 between the Company and Heartland Associates
      (4)

10.2  1994 Stock Option Plan (1)*

10.3  1996 Stock Option Plan (1)*

10.4  2000 Stock Option Plan (3)*

10.5 Employment Agreement dated May 1, 2004 between the Company and Thomas McNeill (6)*

10.6 Employment Agreement dated April 5, 2004 between the Company and Thomas Oliveri (6)*

14    Code of Ethics (8)

21    List of Subsidiaries (8)

23.1  Consent of Eisner LLP, Independent Registered Public Accounting Firm(8)

23.2  Consent of Pitcher Partners, Independent Registered Public Accounting Firm
      (8)

23.2  Consent of KPMG LLP, Independent Registered Public Accounting Firm (8)

23.3  Consent of KPMG, Independent Registered Public Accounting Firm (8)

31.1  Rule13a-14a Certification (Chief Executive Officer) (8)

31.2  Rule13a-14a Certification (Chief Financial Officer) (8)

32    Section 1350 Certification (8)


(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File #333-30829).

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

(3) Incorporated by reference to the Company's Proxy Statement for the fiscal year ended September 30, 1999.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000

(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2004, filed with the SEC on March 18, 2004

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004

(8)   Filed herewith.

*     Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Global Payment Technologies, Inc.

                                            By: S/THOMAS OLIVERI
                                            ------------------------------
                                                Thomas Oliveri
                                                Chief Executive Officer
                                                and Director
Date:  December 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                      TITLE                         DATE
------------------------------------        ----------------------------------   ----------------
/s/ Thomas Oliveri                            President, Chief Executive Officer  December 2, 2004
------------------------------------          and Director
Thomas Oliveri

/s/ Richard Gerzof                            Director, Chairman of the Board     December 2, 2004
------------------------------------
Richard Gerzof

/s/ Stuart S. Levy                            Director                            December 2, 2004
------------------------------------
Stuart S. Levy

/s/ Edward Seidenberg                         Director                            December 2, 2004
------------------------------------
Edward Seidenberg

/s/ William H. Wood                           Director                             December 2, 2004
------------------------------------
William H. Wood

/s/ Thomas McNeill                            Vice President, Chief Financial      December 2, 2004
------------------------------------          Officer and Principal Accounting
Thomas McNeill                                Officer

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                PAGE

Consolidated Financial Statements of Global Payment Technologies, Inc.:

Reports of Independent Registered Public Accounting Firms                                       F-1 to F-2

Consolidated Balance Sheets as of September 30, 2004 and 2003                                   F-3

Consolidated Statements of Operations for each of the years in the
three-year period ended September 30, 2004                                                      F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Loss for each
of the years in the three-year period ended September 30, 2004                                  F-5

Consolidated Statements of Cash Flows for each of the years in the three-year
period ended September 30, 2004                                                                 F-6

Notes to Consolidated Financial Statements                                                      F-7 to F-23

Financial Statements of Global Payment Technologies Australia Pty Limited:(1)

Reports of Independent Registered Public Accounting Firms                                       F-24 to F-25

Balance Sheets as of June 30, 2004 and 2003                                                     F-26

Statements of Income for each of the years in the three-year period ended
June 30, 2004                                                                                   F-27

Statements of Stockholders' Equity for each of the years in the three-year period
ended June 30, 2004                                                                             F-28

Statements of Cash Flows for each of the years in the three-year period ended
June 30, 2004                                                                                   F-29

Notes to Financial Statements                                                                   F-30 to F34

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves                                    S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto

(1) Included pursuant to Reg. S-X, Rule 3-09

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Global Payment Technologies,  Inc.:


We have audited the accompanying consolidated balance sheet of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the year then ended. Our audit also included financial statement Schedule II, listed in the accompanying index as it relates to such year. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Global Payment Technologies Australia Pty Limited (GPTA) and eCash Management Pty Limited (eCash), 50% and 35%, respectively, owned investee companies. The Company's investment in GPTA and eCash was $1,746,000 and $65,000, respectively at September 30, 2004, and its equity in earnings (loss) of GPTA and eCash was $172,000 and ($64,000), respectively, for the year then ended. The financial statements of GPTA and eCash were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GPTA and eCash, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement Schedule II as it relates to the year ended September 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Eisner LLP

New York, New York

November 18, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Global Payment Technologies, Inc.:

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related fiscal 2003 and 2002 financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Melville, New York
December 29, 2003 (except as to Note 8, which is as of January 13, 2004)

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                           September 30, 2004 and 2003
                (Dollar amounts in thousands, except share data)



                                    Assets                                             2004                2003
                                                                                     --------           ---------
Current assets:
    Cash and cash equivalents                                                        $  3,453           $  1,220
    Accounts receivable, less allowance for doubtful accounts
       of $250 and $234, respectively                                                     385              2,175
    Accounts receivable from affiliates                                                 3,780              4,108
    Inventory, net                                                                      2,573              3,499
    Prepaid expenses and other current assets                                             404                 64
    Income taxes receivable                                                               115                211
                                                                                     --------           --------
                Total current assets                                                   10,710             11,277
Investments in unconsolidated affiliates                                                1,811              1,722
Property and equipment, net                                                             2,134              2,617
Capitalized software costs, net                                                         1,612              2,159
                                                                                     --------           --------
                Total assets                                                         $ 16,267           $ 17,775
                                                                                     ========           ========
                     Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt, net of discount of $167 in 2004               $    253           $    793
    Revolving line of credit                                                             --                1,000
    Accounts payable                                                                    2,273              2,424
    Accrued expenses and other current liabilities                                      1,280              1,881
                                                                                     --------           --------
                Total current liabilities                                               3,806              6,098

Long-term debt, net of discount of $401 in 2004                                         1,354               --
                                                                                     --------           --------
                Total Liabilities                                                       5,160              6,098
                                                                                     --------           --------
Commitments and contingencies (note 11)

Shareholders' equity:
    Common stock, par value $0.01. Authorized 20,000,000 shares;
       issued 5,880,750 and 5,829,500 shares, respectively                                 59                 58
    Additional paid-in capital                                                         10,800              9,843
    Retained earnings                                                                   1,283              2,973
    Accumulated other comprehensive income                                                464                302
                                                                                     --------           --------
                                                                                       12,606             13,176
Less treasury stock, at cost,  278,984 shares                                          (1,499)            (1,499)
                                                                                     --------           --------
                Total shareholders' equity                                             11,107             11,677
                                                                                     --------           --------
                Total liabilities and shareholders' equity                           $ 16,267           $ 17,775
                                                                                     ========           ========

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                 Years ended September 30, 2004, 2003, and 2002
         (Dollar amounts in thousands, except share and per share data)


                                                                     2004                  2003                  2002
                                                                  -----------          ------------          ------------
Net sales:
     Non-affiliates                                               $    15,880           $    12,989           $    15,163
     Affiliates                                                         8,501                13,087                12,550
                                                                  -----------           -----------           -----------
                                                                       24,381                26,076                27,713
Cost of sales                                                          19,039                21,949                20,885
                                                                  -----------           -----------           -----------
                 Gross profit                                           5,342                 4,127                 6,828
Operating expenses                                                      6,857                 9,758                 8,783
                                                                  -----------           -----------           -----------
                 Loss from operations                                  (1,515)               (5,631)               (1,955)
                                                                  -----------           -----------           -----------
Other (expense) income:
     Equity in income of unconsolidated
        affiliates, net                                                   108                   676                   565
     Gain on sale of investment in
        unconsolidated affiliate                                           78                  --                     108
     Interest expense, net                                               (368)                 (248)                 (277)
                                                                  -----------           -----------           -----------
                 Other (expense) income                                  (182)                  428                   396
                                                                  -----------           -----------           -----------
                 Loss before (benefit)
                    provision for income taxes                         (1,697)               (5,203)               (1,559)
(Benefit) provision for income taxes                                       (7)                  474                  (926)
                                                                  -----------           -----------           -----------
                 Net loss                                         $    (1,690)          $    (5,677)          $      (633)
                                                                  ===========           ===========           ===========
Net loss per share:
     Basic                                                        $     (0.30)          $     (1.02)          $     (0.11)
     Diluted                                                            (0.30)                (1.02)                (0.11)
Common shares used in computing net
     loss per share amounts:
        Basic                                                       5,577,825             5,545,015             5,529,302
        Diluted                                                     5,577,825             5,545,015             5,529,302


See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
     Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                 Years ended September 30, 2004, 2003, and 2002
                (Dollar amounts in thousands, except share data)

                                                          Common stock         Additional
                                    Comprehensive  -----------------------      paid-in      Retained
                                    income (loss)    Shares       Amount        capital      earnings
                                    -------------- ---------   -----------   ------------  ------------
Balance at September 30, 2001                      5,806,250   $        58    $     9,708   $   9,283
    Net loss                        $      (633)           --           --             --        (633)
    Cumulative translation
      adjustment
      of foreign investments                 56            --           --             --          --
                                    -----------
    Comprehensive loss              $      (577)           --           --             --          --
                                    ===========
    Exercise of common stock options,
      including income tax
      benefits of $16                     8,850            --           53             --          --
                                                   ----------  -----------    -----------  ----------
Balance at September 30, 2002                       5,815,100           58          9,761       8,650
    Net loss                        $    (5,677)           --           --             --      (5,677)
    Cumulative translation adjustment
      of foreign investments                246            --           --             --          --
                                    -----------
    Comprehensive loss              $    (5,431)           --           --             --          --
                                    ===========
    Exercise of common stock options,
      including income tax
      benefits of $22                    14,400            --           82             --          --
                                                   ---------   -----------    -----------  ----------
Balance at September 30, 2003                       5,829,500           58          9,843       2,973
    Net loss                        $    (1,690)           --           --             --      (1,690)
    Cumulative translation
      adjustment
      of foreign investments                162            --           --             --          --
                                    -----------
    Comprehensive loss              $    (1,528)           --           --             --          --
                                    ===========
    Exercise of common stock options,
      including income tax
      benefits of $0                                   51,250            1            147          --
    Common stock warrants issued
      with convertible note                                                           506
    Beneficial conversion feature
      related
      to convertible note                                                             304          --
                                                   ----------  -----------    -----------  ----------
Balance at September 30, 2004                       5,880,750  $        59    $    10,800  $    1,283
                                                   ==========  ===========    ===========  ==========



                                                         Other            Treasury stock
                                                      Comprehensive --------------------------
                                                         Income         Shares        Amount         Total
                                                      ------------  -------------  -----------    ----------
Balance at September 30, 2001                         $       --       (278,984)   $   (1,499)    $   17,550
    Net loss                                                  --             --            --           (633)
    Cumulative translation
      adjustment
      of foreign investments                                   56            --            --             56

    Comprehensive loss                                         --            --            --             --

    Exercise of common stock options,
      including income tax
      benefits of $16                                          --            --            53
                                                      -----------   ------------  ------------    ----------
Balance at September 30, 2002                                  56      (278,984)        (1,499)       17,026
    Net loss                                                   --                           --        (5,677)
    Cumulative translation adjustment
      of foreign investments                                  246            --             --           246

    Comprehensive loss                                         --            --             --            --

    Exercise of common stock options,
      including income tax
      benefits of $22                                         --             --             82
                                                      -----------   -----------   ------------   -----------
Balance at September 30, 2003                                 302      (278,984)        (1,499)       11,677
    Net loss                                                  --             --             --        (1,690)
    Cumulative translation
      adjustment
      of foreign investments                                  162            --             --           162

    Comprehensive loss                                         --            --             --            --

    Exercise of common stock options,
      including income tax
      benefits of $0                                           --            --             --           148
    Common stock warrants issued
      with convertible note                                                                              506
    Beneficial conversion feature
      related
      to convertible note                                      --             --            --           304
                                                      -----------    -----------  ------------   -----------
Balance at September 30, 2004                         $       464      (278,984)  $     (1,499)  $    11,107
                                                      ===========   ============  ============   ===========


See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                 Years ended September 30, 2004, 2003, and 2002
                          (Dollar amounts in thousands)

                                                                                2004            2003            2002
                                                                             ---------        --------       ---------
Operating activities:
    Net loss                                                                  $(1,690)        $(5,677)        $  (633)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Equity in income of unconsolidated affiliates                           (108)           (676)           (565)
         Gain on sale of investment in unconsolidated affiliate                   (78)           --              (108)
         Depreciation and amortization                                          1,421           1,450           1,037
         Provision for losses on accounts receivable                              102             127             108
         Provision for inventory obsolescence                                     237             847             188
         Loss on disposition of assets                                           --               379            --
         Deferred income taxes                                                   --               858             (25)
         Amortization of debt discount                                            242            --              --
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                          1,744            (920)          2,082
            Decrease in accounts receivable from
              affiliates                                                          163           1,099           3,160
            Decrease in inventory                                                 746             955              10
            (Increase) decrease in prepaid expenses and
              other current assets                                               (383)            113             291
            Decrease (increase) in income tax receivable                           96             652            (863)
            (Increase) in intangible assets                                      --              --              (405)
            Decrease (increase) in other assets                                  --                86            (269)
            (Decrease) increase in accounts payable                              (151)            363          (1,411)
            (Decrease) increase in accrued expenses
              and other liabilities                                              (600)            450            (336)
                                                                              -------         -------         -------
                 Net cash provided by operating activities                      1,741             106           2,261
                                                                              -------         -------         -------
Investing activities:
    Purchases of property and equipment                                          (347)           (406)           (896)
    Proceeds from sale of investments in unconsolidated affiliates                154           1,877             118
    Investments in unconsolidated affiliates                                      (51)           (323)         (1,380)
    Distributions from unconsolidated affiliate                                   206              21             550
                                                                              -------         -------         -------
                 Net cash (used in) provided by investing activities              (38)          1,169          (1,608)
                                                                              -------         -------         -------
Financing activities:
    Repayments of notes payable to bank                                        (1,868)         (1,719)           (155)
    Proceeds from issuance of convertible debt and warrants                     2,250            --              --
    Issuance of stock upon exercise of stock options                              148              60              37
                                                                              -------         -------         -------
                 Net cash provided by (used in) financing activities              530          (1,659)           (118)
                                                                              -------         -------         -------
                 Net  increase (decrease) in cash and
                    cash equivalents                                            2,233            (384)            535
Cash and cash equivalents at beginning of year                                  1,220           1,604           1,069
                                                                              -------         -------         -------
Cash and cash equivalents at end of year                                      $ 3,453         $ 1,220         $ 1,604
                                                                              =======         =======         =======
Cash paid during the year for:
    Interest                                                                  $   125         $   248         $   261
    Income taxes                                                                   11            --                55

Non cash financing activities:
    Discount on convertible note and increase in additional
    paid-in capital resulting from beneficial conversion feature              $   304



See accompanying notes to consolidated financial statements

(1)  ORGANIZATION AND NATURE OF BUSINESS

     (a)  DESCRIPTION  OF  BUSINESS

          Global Payment Technologies, Inc. (the Company) designs, manufactures, and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

          Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's Argus, Aurora and IDS validator models. A few key customers account for a large portion of the Company's revenues.
          Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources.

     (b)  ORGANIZATION AND DEVELOPMENT OF BUSINESS

          The Company has a wholly owned subsidiary, Global Payment Technologies (Europe) Limited (GPT-Europe), which is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

          Additionally, the Company has an 80% controlling interest in Abacus Financial Management, Inc. USA (Abacus-USA), which has the exclusive right to distribute the products of Abacus Financial Management Systems Ltd. (Abacus-UK) in North America. Abacus-UK manufactures cash management systems for use in retail applications. Abacus USA has not had material operations to date.

          In fiscal 2004, the Company established a wholly owned subsidiary, Global Payment Technologies, Inc (GPT-Russia) which is based in Moscow, Russia and is responsible for providing local service of the Company's products.

          See note 2(d) and note 3 for a description of the Company's investments in unconsolidated affiliates.

     (c)  SIGNIFICANT  CUSTOMERS

          The Company's largest customers for 2004, 2003, and 2002 represent the
          following   percentages   of  net  sales  and   accounts   receivable,
          respectively:


                                            2004       2003       2002
                                          --------   --------   --------
          Net sales:
            Customer A                       34%        48%        44%
            Customer B                       N/A        N/A        16%
            Customer C                       11%        15%        N/A

          Accounts receivable:
            Customer A                       87%        62%        71%
            Customer B                       N/A        N/A        11%
            Customer C                       N/A        N/A        N/A


          There were no other customers that represented 10% or more of net sales or accounts receivable, respectively, in any of the fiscal years presented. Customer A is the Company's unconsolidated affiliate in Australia (see Note 3).

     (d)  GEOGRAPHIC  AREAS

          The Company generated revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues by destination:
                                                  Year ended September 30
                                             -----------------------------------
                                               2004         2003         2002
                                             ---------    ---------    ---------
                                                       (In thousands)

          Domestic revenues (United States)  $  3,257     $  2,775     $  2,615
                                             ---------    ---------    ---------
          International revenues:
              Australia                         7,647       10,182        9,544
              Europe                            9,516        9,591       11,291
              All others                        3,961        3,528        4,263
                                             ---------    ---------    ---------
                                               21,124       23,301       25,098
                                             ---------    ---------    ---------
                  Total revenues             $ 24,381     $ 26,076     $ 27,713
                                             =========    =========    =========

          All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     (a)  PRINCIPLES  OF  CONSOLIDATION

          The consolidated financial statements include the accounts of Global Payment Technologies, Inc., GPT-Europe, Abacus-USA and GPT-Russia. The accounts of Abacus-USA are presented net of the related minority interests, which were not material in any period. All intercompany balances and transactions have been eliminated in consolidation.

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

     (d)  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

          The Company applies the equity method of accounting to its investments in entities where the Company has non-controlling, but influential, ownership interests. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates as of September
          30. Entities in which the Company's respective ownership interest is less than 20%, and in which there is a resulting inability to exercise significant influence, are accounted for using the cost method of accounting. A description of the Company's unconsolidated affiliates and the related transactions between the Company and these affiliates is discussed in note 3.

     (e)  FOREIGN  CURRENCY  TRANSLATION

          The financial position and results of operations of GPT-Europe and unconsolidated affiliates are measured using local currency as the functional currency. Assets and liabilities of such entities are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are recorded directly to accumulated other comprehensive income
          (loss), a separate component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Exchange gains and losses incurred on foreign currency transactions, which were not material during fiscal 2002, 2003, and 2004, are included in net loss.

     (f)  CASH AND CASH  EQUIVALENTS

          Cash equivalents are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows. A significant portion of the Company's cash balance in the amount of $770,000 and $774,000, as of September 30, 2004 and 2003, respectively consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating loss.

     (g)  INVENTORY

          Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the net realizable value of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for the introduction of new technology or products by the Company and its competitors. These items could result in future inventory obsolescence.

     (h)  PROPERTY AND EQUIPMENT

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

     (i)  CAPITALIZED SOFTWARE COSTS

          In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, internally-generated software development costs associated with new products and significant software enhancements to existing products are expensed as incurred until technological feasibility has been established. Pursuant to SFAS No. 86, the Company deems technological feasibility to be have been met upon completion of a detail program design. Internally- generated software development costs of $0, $0, and $320,000 were capitalized during fiscal years 2004, 2003, and 2002, respectively. The Company recorded amortization in accordance with SFAS No. 86 of $547,000, $519,000, and $396,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the accompanying consolidated balance sheets as of September 30, 2004 and 2003 were $1,612,000 and $2,159,000, respectively.

     (j)  LONG-LIVED ASSETS

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 effective October 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     (k)  INTANGIBLE ASSETS

          In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted this standard effective October 1, 2001. The effect of adoption was not material.

          Intangible assets, recorded at unamortized cost of $345,000, representing intellectual property owned by the Company associated with the Company's joint venture with an unrelated third party to develop and distribute a product with the ability to read "smart cards" were written off in the fourth quarter of 2003, when the Company made a strategic decision to no longer pursue this relationship.

     (l)  RESEARCH AND DEVELOPMENT

          Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $75,000, $150,000, and $225,000 in fiscal 2004, 2003 and 2002, respectively.

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

     (n)  INCOME TAXES

          The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for net operating loss carryforwards and for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. See note 10.

     (o)  EARNINGS PER SHARE

          Net income (loss) per common share amounts (basic EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income
          (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options, and warrants, and the conversion into common stock of convertible loans. Diluted EPS for fiscal years 2004, 2003 and 2002 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods, would be anti-dilutive. Common stock equivalents not included in EPS are as follows:

                                    Year ended September 30
                             -----------------------------------
                                2004        2003        2002
                             -----------  ---------  -----------
          Stock options         887,800    766,600    1,058,600
          Stock warrants        200,000         --           --
          Convertible Debt      510,563         --           --
                             -----------  ---------  -----------
          Total               1,598,363    766,600    1,058,600
                             ===========  =========  ===========

          A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                      Year ended September 30
                                            -------------------------------------------
                                                2004            2003           2002
                                            ------------    ------------   ------------
                                          (In thousands, except share and per share data)
          Numerator:
            Net loss attributable to
             common stockholders             $   (1,690)    $    (5,677)   $      (633)
                                            ------------    ------------   ------------
          Denominator:
            Weighted average common shares
             outstanding - basic              5,577,825       5,545,015      5,529,302
            Effect of dilutive securities:
              Stock options and warrants             --              --             --
              Convertible loan                       --              --             --
                                            ------------    ------------   ------------
            Weighted average common shares
             outstanding - diluted            5,577,825       5,545,015      5,529,302
                                            ============    ============   ============
          Basic EPS                         $     (0.30)    $     (1.02)   $     (0.11)
          Diluted EPS                             (0.30)          (1.02)         (0.11)



     (p)  STOCK-BASED COMPENSATION

          The Company observes the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees ("APB No. 25").

          The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under its stock option plans which are more fully disclosed in note 9. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating. We will continue to monitor their progress on the issuance of this standard.

          The following table illustrates the effect on net loss and loss per common share as if the fair value method ("FMV") had been applied to all outstanding awards in each period presented.


                                              2004        2003         2002
                                            ---------   ---------    ---------
                                           (In thousands, except per share data)
          Net loss:
            As reported                     $ (1,690)   $ (5,677)    $   (633)
            Deduct: Compensation expense
                    determined under FMV        (475)       (394)        (386)
                                            ---------   ---------    ---------
            Pro forma                         (2,165)     (6,071)      (1,019)
          Net loss per common
           share - basic and diluted:
            As reported                     $  (0.30)   $  (1.02)    $ (0.11)
            Pro forma                          (0.39)      (1.09)      (0.18)


          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     (q)  COMPREHENSIVE INCOME (LOSS)

          SFAS No. 130, REPORTING COMPREHENSIVE INCOME requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. As of September 30, 2004 and 2003, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investments in foreign affiliates was $464,000 and $302,000, respectively, which is reflected in shareholders' equity in the accompanying consolidated balance sheets.

     (r)  DERIVATIVE INSTRUMENTS

          SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not use derivative instruments or engage in hedging activities.

     (s)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of all monetary assets and liabilities reflected in the accompanying consolidated balance sheets approximated fair value as a result of the short-term nature of such assets and liabilities or with respect to long-term debt as a result of variable interest rates, subject to a minimum rate based on the Company's credit rating.

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

     (v) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

          Financial   Accounting   Standards   Board   Interpretation   No.  46,
          CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company does not believe that it has any involvement with variable interest entities that are required to be consolidated under FIN No. 46.

          In May 2003, the FASB issued SFAS 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. The adoption of SFAS 150 did not have an effect on the Company's consolidated financial statements.

(3)  UNCONSOLIDATED AFFILIATES

     Net sales to unconsolidated affiliates for fiscal year 2004, 2003 and 2002 and accounts receivable from unconsolidated affiliates as of September 30, 2004 and 2003 are as follows (in thousands):


                                                                  Accounts receivable
                                                                    from affiliates
                               Net sales  - affiliates      ------------------------------
                          --------------------------------  September 30,    September 30,
                            2004       2003        2002          2004             2003
                          --------   ---------   ---------  -------------    -------------
     Australia            $ 8,183    $ 12,482    $ 12,179    $    3,632       $    3,872
     Abacus-UK                 --          --         137           148              148
     South Africa             318         605         234            --               88
                          --------   ---------   ---------  -------------    -------------
                 Total    $ 8,501    $ 13,087    $ 12,550    $    3,780       $    4,108
                          ========   =========   =========  =============    =============

     (a)  AUSTRALIA

          In fiscal 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty Ltd
          (GPTA). This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. In June 2002, the Company and two other shareholders formed eCash Management Pty. Ltd (eCash), an Australian based company responsible to market, distribute, service and support automated teller machines across Australia and New Zealand. The Company owns a 35% interest in this entity. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $273,000, $470,000, and $678,000 in fiscal 2004, 2003, and 2002, respectively. For fiscal 2004, 2003, and 2002, the Company increased (reduced) its equity in income of unconsolidated affiliates by $(165,000), $225,000, and $250,000, respectively, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliate as of the Company's fiscal year-end. Deferred gross profit of $538,000 as of September 30, 2004 is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. The Company also received cash dividends of $206,000, $0, and $550,000 from these affiliates for fiscal 2004, 2003, and 2002, respectively.

     (b)  ABACUS - UK

          In fiscal 1999, the Company acquired a non-controlling 25% interest in Abacus Financial Management Systems Ltd. (Abacus-UK). Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. The Company invested $162,000 in this entity to acquire the 25% non-controlling ownership interest. In fiscal 2004 and 2003, the Company did not make any additional investment, however, in fiscal 2002, the Company invested an additional $207,000 in Abacus-UK. The Company's consolidated results of operations for the years ended September 30, 2004, 2003, and 2002 include the Company's equity in the loss of this affiliate of $0, $0, and $131,000, respectively.

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

     (c) SOUTH AFRICA

          In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in the cash handling division of International Payment Systems Pty
          Ltd. and a major portion of its interest in Global Payment Technologies Holdings (Pty) Ltd. ("GPTHL"), its South African gaming affiliate. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL was reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company's recovering the carrying value of such advances and investments. The Company accounted for its remaining investment on the cost basis.

          In October 2003, the Company invested an additional $51,000 in this entity. Effective January 15, 2004, the Company's remaining interest was sold. A gain of $78,000 was realized upon sale of the remaining interest. The Company's results of operations for the years ended September 30, 2003, and 2002 include the Company's equity in the loss of this affiliate of ($14,000), and ($75,000), respectively.

     (d) CHINA

          During the third quarter of fiscal 2002, the Company sold its 50% non-controlling interest in its China-based affiliate. As a result, the Company recorded a gain of $108,000 in the accompanying statement of operations.

(4)  SUMMARY FINANCIAL INFORMATION

     Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' fiscal year ended June 30. The following summary financial information reflects the combined assets and liabilities of GPTA and eCash as of June 30, 2004 and 2003 and their combined operating results for their fiscal years ended June 30, 2004, 2003, and 2002. Additionally, the combined 2002 operating results include those of Abacus-UK. Such summary financial information has been provided herein based upon the respective individual significance of these unconsolidated affiliates to the consolidated financial information of the Company for each respective period.

                                 (in thousands)

                              June 30,    June 30,
                                2004        2003
                              --------------------
     Current assets           $ 8,255    $ 10,966
     Non-current assets           695       1,007
     Current liabilities        5,264       7,710
     Non-current liabilities       84          --
     Net assets                 3,602       4,263

                                 (in thousands)

                             Year ended       Year ended       Year ended
                           June 30, 2004    June 30, 2003    June 30, 2002
                           -----------------------------------------------
     Net sales                $ 13,892         $ 18,016         $ 19,699
     Operating income              621              538              202
     Net income                    483              604              527


(5)  INVENTORY

     The following is a summary of the composition of inventory:

                                                            September 30
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
                                                           (In thousands)
     Raw materials                                      $ 1,339    $ 1,725
     Work-in-progress                                       458        787
     Finished goods                                         776        987
                                                        --------   --------
                                                        $ 2,573    $ 3,499
                                                        ========   ========


(6)  PROPERTY AND EQUIPMENT, NET

     Major  classifications  of property and  equipment  are as  follows:

                                                               September 30
                                                           -------------------
                                        Useful lives         2004       2003
                                       ------------------  --------   --------
                                                              (In thousands)
     Leasehold improvements            Shorter of the
                                       life of the lease
                                       or useful life of
                                       asset               $   266    $   266
     Furniture and fixtures            3 - 7 years             391        391
     Machinery and equipment           3 - 10 years          2,882      2,511
     Tooling and Molds                 7 years               1,839      1,839
     Computer software                 5 years                 995        995
     Computer hardware                 3 years               1,016      1,002
                                                           --------   --------
                                                             7,389      7,004
     Less accumulated depreciation and
      amortization                                          (5,255)    (4,387)
                                                           --------   --------
                                                           $ 2,134    $ 2,617
                                                           ========   ========


     Depreciation and amortization expense was $830,000, $849,000, and $640,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued   expenses   and  other   current   liabilities   consist   of  the
     following:

                                                           September 30
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
                                                           (In thousands)

     Accrued legal and accounting                       $   229    $   228
     Warranty costs                                         298        346
     Accrued commissions                                    154        499
     Administrative and other                               599        808
                                                        --------   --------
                                                        $ 1,280    $ 1,881
                                                        ========   ========

(8)  DEBT

     On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN is convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and is collateralized by substantially all assets of the Company. The CTN provides for monthly principal payments of $25,000 from July 2004 to March 2005, $45,000 from April 2005 to September 2005 and $55,833 from October 2005 to March 2007. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2003, amounts outstanding on the Company's revolving line of credit with Chase Bank was $1,000,000 and on the Company's term notes, which were to mature during fiscal 2004, were $793,000.

     The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the note. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the note. Interest expense is computed utilizing the interest method, which results in a constant effective yield over the term of the note. For the year ended September 30, 2004, amortization expense was $242,000. As of September 30, 2004, the unamortized debt discount amounted to approximately $568,000. Amortization of debt discount will approximate $370,000 and $198,000 for fiscal 2005 and 2006, respectively, which will be charged to operations. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations.

     On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At September 30, 2004, no amounts were outstanding under the RN.

     The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.


     Outstanding debt to Laurus as of September 30, 2004 is as follows:

     (In thousands)

     Total debt                             $ 2,175

     Less unamortized debt discount            (568)
                                            --------
     Net                                      1,607

     Less current portion                      (253)
                                            --------
     Long term debt                         $ 1,354
                                            --------


     As of September 30, 2004, annual principal maturities for the amount outstanding under the notes were as follows:


                                           Amount
                                       --------------
     Fiscal year ended September 30:   (in thousands)
         2005                             $   420
         2006                                 670
         2007                               1,085
                                       --------------
                                          $ 2,175
                                       ==============

(9)  STOCK OPTION PLANS

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

     During fiscal 2003, a total of 95,000 incentive stock options and 31,000 nonqualified options were granted. All options granted in 2003 will become exercisable over varying terms up to four years.

     During fiscal 2004, a total of 265,650 incentive stock options and 100,500 nonqualified options were granted. All options granted in 2004 will become exercisable over varying terms up to four years.

     A summary of the Company's stock option plans as of September 30, 2004, 2003, and 2002, and changes during the years then ended, is presented below.

                                         2004                     2003                   2002
                                ----------------------- ----------------------- -----------------------
                                             Weighted                Weighted                Weighted
                                              average                 average                 average
                                              exercise                exercise                exercise
                                  Shares       price       Shares      price      Shares       price
                                ----------- ----------- ----------------------- ----------- -----------
     Outstanding at the
      beginning of year            766,600   $    5.02    1,058,600  $    4.53     880,850   $    5.16
       Granted at fair value       366,150        3.98      126,000       4.05     321,200        3.73
       Forfeited                  (193,700)       5.96     (403,600)      3.55    (134,600)       6.68
       Exercised                   (51,250)       2.88      (14,400)      4.48      (8,850)       4.07
                                -----------             ------------            -----------
     Outstanding at end of
      the year                     887,800        4.48      766,600       5.02   1,058,600        4.53
                                ===========             ============            ===========
     Options exercisable at
      year end                     371,059        5.18      348,120       6.18     555,040        4.51
     Weighted average fair value
      of options granted during
      the year (a)                                2.26                    2.63                    2.51

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Year ended September 30
                                -----------------------------------
                                   2004         2003        2002
                                -----------   ---------   ---------
     Risk-free interest rates         4.02%       3.07%       4.83%
     Expected lives              5.5 years     7 years     7 years
     Expected volatility                66%         65%         66%
     Expected dividend yields           --          --          --


     Summarized information about the Company's stock options outstanding and exercisable at September 30, 2004 is as follows:

                                         Outstanding                       Exercisable
                              -------------------------------------- ---------------------------
                                          Weighted      Weighted                    Weighted
                                           average       average                     average
      Exercise price range     Options      life      exercise price  Options     exercise price
     -----------------------  ---------- ----------  --------------- ----------  ---------------
     $2.40 to $4.00             590,100       5.34   $        3.75     144,485   $        3.41
     $4.01 to $6.00             216,400       4.60            4.92     145,274            5.06
     $6.01 to $8.00              28,800       1.14            6.81      28,800            6.81
     $8.01 to $10.00             42,000       1.94            8.99      42,000            8.99
     $10.01 to $12.00            10,500       1.25           11.43      10,500           11.43
     $12.01 to $14.25                --         --              --          --              --
                              ----------                             ----------
                                887,800       4.81            4.48     371,059            5.18
                              ==========                             ==========


(10) INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                           Fiscal years ended September 30
                           -------------------------------
                              2004      2003      2002
                             -------   -------   -------
                                   (In thousands)
     Current:
       Federal               $  (15)   $ (211)   $ (885)
       State and local            8        --        --
                             -------   -------   -------
                                 (7)     (211)     (885)
                             -------   -------   -------
     Deferred:
       Federal                   --       685       147
       State and local           --        --      (188)
                             -------   -------   -------
                                 --       685       (41)
                             -------   -------   -------
                 Total       $   (7)   $  474    $ (926)
                             =======   =======   =======

     Significant  components  of  deferred  tax  assets and  liabilities  are as follows:
                                                            September 30
                                                      ---------------------
                                                        2004        2003
                                                      ---------   ---------
                                                          (In thousands)
     Deferred tax assets:
       Accounts receivable                            $     91    $     89
       Inventory                                           472         507
       Accrued expenses and other, net                     132         186
       Elimination of gross profit on sales to
        affiliates                                         196         141
       Tax NOL carryforward                              2,154       1,646
                                                      ---------   --------
             Deferred tax asset                          3,045       2,569
     Less: Valuation allowance (a)                      (2,429)     (1,952)
                                                      ---------   --------
                                                           616         617
     Deferred tax liability:
       Undistributed earnings of
        foreign affiliates                                (616)       (617)
                                                      ---------   ---------
             Net deferred taxes                       $     --    $     --
                                                      =========   =========


     (a) The Company's ability to recover the reported amounts of deferred income tax benefit is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred significant operating losses in the fiscal years 2004, 2003, and 2002. Due to recurring losses and because of the uncertainty as to the Company's ability to generate sufficient taxable income to realize the value of its deferred tax asset, during the fourth quarter of fiscal 2003 the Company provided a full valuation allowance. This valuation allowance will be periodically assessed and may be partially or wholly reversed in the future.

     As of September 30, 2004, the Company has a net operating loss carryforward of $5,859,000, which expires in 2023 and 2024.

     Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                 Fiscal years ended September 30
                                                 -------------------------------
                                                  2004      2003       2002
                                                 --------  --------   -------
     U.S. Federal statutory rate                  (34.0)%   (34.0)%   (34.0)%
     State income taxes, net of federal benefit    (2.5)     (3.8)     (5.9)
     Impact of foreign operations                   0.0       6.9     (22.1)
     All other, net                                 4.5       0.5       2.6
     Change in valuation allowance                 31.6      39.5        --
                                                 --------  --------   -------
           Effective income tax rate               (0.4)%     9.1%    (59.4)%
                                                 --------  --------   -------

(11) COMMITMENTS AND CONTINGENCIES

     (a) MINIMUM LEASE COMMITMENTS

         The operations of the Company are conducted in leased premises. The Company also leases various office equipment. At September 30, 2004, the approximate minimum annual rentals under these leases, which expire through fiscal year 2006, were as follows:

                                                               (In thousands)
         Fiscal year ending September 30:
           2005                                                 $       415
           2006                                                         319
           Thereafter                                                    --

         Total rent expense for all operating leases was $406,000, $474,000, and $472,000 in fiscal 2004, 2003, and 2002, respectively, including $0, $27,000, and $40,000 respectively, paid to a related party affiliate. The operating lease with the related party affiliate was cancelled during fiscal 2003. The Company's management believes this lease with the affiliate was on terms, which approximated fair market value.

     (b) EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with its two officers, which expire in April 2005 and 2006. Minimum compensation requirements are $309,000 and $113,000 for the fiscal years ending September 30, 2005 and 2006, respectively.

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Global Payment Technologies, Inc



We have audited the accompanying balance sheet of Global Payments Technology Pty Limited as of June 30, 2004 and the related statement of operations, stockholders' equity, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30,2004, and the results of its operations and its cash flows for the year ended June 30,2004, in conformity with US generally accepted accounting principles.






Pitcher Partners,
Sydney, Australia



1 October 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Global Payment Technologies Pty Limited





We have audited the accompanying balance sheet of Global Payment Technologies Pty Limited as of June 30, 2003 and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payment Technologies Pty Limited as of June 30, 2003, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.








KPMG








Sydney, Australia


19 December 2003

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets
                             June 30, 2004 and 2003

                               Assets                                                2004             2003
                                                                               ----------------- ---------------
Current assets:
   Cash and equivalents                                              A$              2,761,638       2,267,402
   Trade accounts receivable, less allowances for doubtful
    accounts of A$10,000 and A$10,000 in 2003                                         2,152,016       2,477,200
    Inventories                                                                       4,509,809       7,350,859
    Deferred income taxes                                                               231,943         523,157
    Income taxes receivable                                                             192,545               -
    Receivable from affiliate                                                         1,036,688       1,462,246
    Other current assets                                                                141,340          50,415
                                                                               ----------------- ---------------
                        Total current assets                                         11,025,979      14,131,279
                                                                               ----------------- ---------------
Property, plant and equipment
    Machinery and equipment                                                             360,222         352,870
    Less accumulated depreciation and amortization                                     (172,556)       (130,992)
                                                                               ----------------- ---------------
                        Net property, plant and equipment                               187,666         221,878
                                                                               ----------------- ---------------
                                   Total assets                       A$             11,213,645      14,353,157
                                                                               ================= ===============
                Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                            A$              5,251,550       8,727,631
    Income taxes (receivable)/payable                                                         -         (8,225)
    Accrued liabilities                                                               1,045,963       1,063,045
                                                                               ----------------- ---------------
                          Total current liabilities                                   6,297,513       9,782,451
                                                                               ----------------- ---------------
                          Total liabilities                                           6,297,513       9,782,451
                                                                               ----------------- ---------------
Commitments and contingencies (Note 1) Stockholders' equity:
    Common stock
     Issued and outstanding 20,000 shares in 2004 and 20,000 shares                      20,000          20,000
     in 2003
    Retained earnings                                                                 4,896,132       4,550,706
                                                                               ----------------- ---------------
                 Total stockholders' equity                                           4,916,132       4,570,706
                                                                               ----------------- ---------------
                 Total liabilities and stockholders' equity           A$             11,213,645      14,353,157
                                                                               ================= ===============

See accompanying notes to consolidated financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                              Statements of Income

                    Years ended June 30, 2004, 2003 and 2002


                                                                   2004            2003             2002
                                                              --------------- --------------- -----------------
   Net sales                                         A$          17,409,545      27,537,178        37,229,261
   Cost of goods sold                                            14,690,273      24,364,738        31,522,890
                                                              --------------- --------------- -----------------
                       Gross profit                               2,719,272       3,172,440         5,706,371

   Selling, general and administrative expenses                  (1,777,565)     (1,937,681)       (1,918,794)
   Related party royalty                                                                  --       (1,307,783)
                                                              --------------- --------------- -----------------
                      Operating income                              941,707       1,234,759         2,479,794

   Other income (expense):
       Interest income                                              140,252         221,318           103,216
       Other sundry income                                           63,240         151,065                --
       Interest expense                                                   -         (4,412)           (39,771)
       Servicing income                                             207,416         105,420            90,135
       Foreign exchange gains                                             -         202,924            45,108
                                                              --------------- --------------- -----------------

                      Income before income taxes                  1,352,615       1,911,074         2,678,482
   Income taxes                                                    (407,189)       (578,232)         (817,779)
                                                              --------------- --------------- -----------------
                      Net income                                    945,426       1,332,842         1,860,703
                                                              =============== =============== =================

         See accompanying notes to consolidated financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

                    Years ended June 30, 2004, 2003 and 2002





                                                                                                    Total
                                                                    Common         Retained     Stockholders'
                                                                    Stock          Earnings         Equity
                                                                --------------- --------------- ---------------
     Balances at June 30, 2001 (unaudited)               A$             20,000       3,357,161      3,377,161
         Net income (unaudited)                                             --       1,860,703      1,860,703
          Dividends declared                                                --              --             --
                                                                --------------- --------------- ---------------
     Balances at June 30, 2002                           A$             20,000       5,217,864       5,237,864
        Net income (unaudited)                                              --       1,332,842      1,332, 842
        Dividends declared                                                  --      (2,000,000)     (2,000,000)
                                                                --------------- --------------- ---------------
     Balances at June 30, 2003                           A$             20,000       4,550,706      4,570,706
         Net income                                                          -         945,426        945,426
         Dividends declared                                                  -        (600,000)      (600,000)
                                                                --------------- --------------- ---------------
     Balances at June 30, 2004                           A$             20,000       4,896,132      4,916,132
                                                                =============== =============== ===============

         See accompanying notes to consolidated financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

                    Years ended June 30, 2004, 2003 and 2002

                                                                            2004            2003            2002
                                                                       --------------- --------------- ---------------
Net income                                                      A$            945,426       1,332,842       1,860,703
  Adjusted to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortisation of property, plant and equipment              42,209          42,139          34,930
   Decrease /  (increase) in trade accounts receivable                        325,184       2,632,803     (1,389,057)
   Decrease /  (increase) in inventories                                    2,841,050       3,316,850         175,233
   Decrease /  (increase) in other assets                                     (90,925)        146,134           2,363
   Decrease /  (increase) in intercompany receivables                         425,557     (1,462,246)              --
   Decrease in trade accounts payable                                      (3,476,080)     (3,419,624)     (1,103,844)
   Decrease in accrued liabilities                                            (17,082)       (379,767)       (329,759)
   Increase in prepaid expenses                                                     -              --        (10,744)
   Decrease /  (increase) in deferred income taxes                            106,894        (196,742)        (64,596)
                                                                       --------------- --------------- ---------------
              Net cash provided by/ (used in) operating activities          1,102,233       2,012,389       (824,771)
                                                                       --------------- --------------- ---------------
Cash flows from investing activities:
   Capital expenditures, including interest capitalized                       (7,997)       (101,137)        (93,471)
                                                                       --------------- --------------- ---------------
              Net cash used in investing activities                           (7,997)       (101,137)        (93,471)
                                                                       --------------- --------------- ---------------
Cash flows from financing activities:
   Dividends paid                                                           (600,000)     (2,000,000)              --
                                                                       --------------- --------------- ---------------
              Net cash used in financing activities                         (600,000)     (2,000,000)              --
                                                                       --------------- --------------- ---------------
              Net decrease in cash and cash equivalents                       494,236        (88,748)       (918,242)
Cash and cash equivalents at beginning of year                              2,267,402       2,356,150       3,274,392
                                                                       --------------- --------------- ---------------
Cash and cash equivalents at end of year                        A$          2,761,638       2,267,402       2,356,150
                                                                       =============== =============== ===============

See accompanying notes to consolidated financial statements

                 GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2004, 2003 and 2002

1. Summary of Significant Accounting Policies and Practices

a)   Description of Business

     Global Payment Technologies Australia Pty Limited (the "Company") distributes and services paper currency validating equipment used in gaming and vending machines in Australia and other countries. There were no significant changes in the nature of the Company's principal activity during the fiscal year.

b)   Trade Accounts Receivable

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

     Concentration of credit risk

     The Company's largest customer represented 47% (2003: 48%) of trade accounts receivable as of June 30, 2004 and 59% (2003: 70%) of sales for the fiscal year ended June 30, 2004. One other customer represented 10% or more of net sales and trade accounts receivable as of and for the year ended June 30, 2004.

c)   Inventories

     Inventories are stated at the lower cost or market value. Cost is determined using the first-in, first-out method for all inventories.

d)   Property, Plant and Equipment

     Property, plant and equipment are stated at cost.

     Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 27% (2003: 7.5% to 27%).

e)   Other Current Assets and Other Assets

     Other assets are comprised of security deposits, prepaid expenses, goods and services tax due from the Australian Tax Office and other non-trade receivables.

f)   Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

g)   Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

h)   Impairment of Long-Lived Assets

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

     The Company did not recognize any impairment adjustments in fiscal 2004 (2003: nil; 2002: nil).

i)   Revenue Recognition

     The Company recognises revenue upon shipment of products and passage of title to its customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

j)   Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No such amounts were recorded in fiscal 2004, 2003 or 2002.

k)   Advertising expenses

     Advertising expenses are recognized in the statement of income as incurred.

l)   Cash and cash equivalents

     Cash and cash equivalents comprise cash on hand, and cash and term deposits with banking institutions. The Term deposits are for a period of 7 days. These have been rolled over since year-end. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year-end to spot rates at year-end with the gain recognized in the Statement of income.

2)   Income Taxes

     All pre tax income is derived from domestic operations.

     Total income taxes for the years ended June 30, 2004, 2003 and 2002 consists of:

                                                           Current      Deferred      Total
                                                         ------------------------------------
     Year ended June 30, 2004:                  A$         115,975      291,214      407,189
                                                         ====================================

     Year ended June 30, 2003:                  A$         757,375     (179,143)     578,232
                                                         ====================================

     Year ended June 30, 2002                   A$         882,376      (64,597)     817,779
                                                         ====================================

     Income tax expense was $407,189, $578,232 and $817,779 for the years ended June 30, 2004, June 30, 2003 and June 30, 2002, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2003: 30%; 2002: 30%) to pre tax income as a result of the following:

                                                                         2004         2003
                                                                      -----------------------
     Computed "expected" tax expense                           A$       405,785      573,322
     Increase (reduction) in income taxes resulting from:
        Adjustment to deferred tax assets and
        liabilities for enacted changes in tax laws and
        rates                                                                --           --
        Under/over provision for prior years                                 --           --
        Other, net                                                        1,404        4,910
                                                                      -----------------------
                                                               A$       407,189      578,232
                                                                      =======================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at 30 June 2004 and 2003 are presented below.

                                                                         2004               2003

                                                                    At 30% tax rate   At 30% tax rate
                                                                    ----------------------------------
     Deferred tax assets:
          Accounts receivable principally due to
              allowance for doubtful accounts                  A$         3,000                 3,000
         Inventory                                                       41,183               233,094
         Employee leave entitlements                                     40,226                22,966
         Bonus provision                                                139,620               168,720
         Unrealised foreign exchange movements                          (18,577)              60,877
          Other                                                          26,491                34,500
                                                                    ----------------------------------
                         Total gross deferred tax assets                231,943               523,157
                                                                    ----------------------------------
                         Net deferred tax assets                        231,943               523,157
                                                                    ==================================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2004.


3)   Pension and Other Postretirement Benefits

     The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentage of salary plus any additional contributions included in employee's employment agreement. The company contributed A$81,692, A$76,127 and A$79,740 during fiscal years 2004, 2003 and 2002 respectively to the fund. There were no contributions outstanding at year-end.

     The Company does not sponsor any other post employment benefits for its employees.

4)   Accrued Liabilities

                                                                     2004          2003

     Goods and services tax payable                         A$       160,538      206,336
     Accrued expenses                                                676,340      705,411
     Provision for employee leave                                    134,085       76,554
     Warranty provision                                               75,000       75,000
                                                                  ------------------------

                                                            A$     1,045,963    1,063,301
                                                                  ========================

5)   Commitments

     Non cancellable operating lease commitments

     Future operating lease commitments not provided for             2004         2003
     in the financial statements and payable:
     Within one year                                        A$       210,000      210,000
     One to two years                                                210,000      210,000
     Two to three years                                                    -      210,000
                                                                  ------------------------
                                                            A$       420,000      630,000
                                                                  ------------------------

     The Company leases property under a non-cancellable four year operating lease expiring in 2006. There is an option to renew the lease for a further four years at the completion of the lease. The Company has not entered into any capital leases.

6)   Related parties

     The company is 50% owned by Global Payment Technologies, Inc, a company incorporated in the United States of America. The other 50% is owned by a private trust of which the Managing Director of the company is a beneficiary. During the year, the Company purchased inventories from Global Payment Technologies, Inc., which totalled $14,106,885 (2003: $24,880,000). An amount ofA$5,123,728 is included in Trade accounts payable at balance date.

               As of June 30, 2004 the Company had receivables from eCash Holdings Pty Limited of $1,036,688, (2003: $1,462,246) which were primarily attributable to payments made by the Company on behalf of eCash Holdings Pty Limited to employees and vendors of eCash Holdings Pty Limited. Interest is charged on the balance at the rate of 7% p.a.
               During the year, the Company had purchases from to eCash Holdings Pty Limited totalling $nil (2003: $667,600).
               During the year, the Company had sales to eCash Holdings Pty Limited totalling $334,460 and the group $415,784 (2003: nil). An amount ofA$208,872 is included in Trade accounts receivable at balance date.
               For the year ended June 30, 2004, the Company charged eCash Holdings Pty Limited a management fee for administrative tasks conducted by the Company on behalf of eCash
               Holdings Pty Limited, which is included in other sundry income in the accompanying statement of income.
               eCash Holdings Pty Limited is owned 35% by Global Payment Technologies, Inc., 35% by the private trust of the Managing Director of the Company, and 30% by an unrelated third party.

               There were no other transactions with related parties.



                                                                                                                Schedule II
                                             GLOBAL PAYMENT TECHNOLOGIES, INC.
                                       Schedule of Valuation and Qualifying Accounts

             Column A                       Column B              Column C              Column D              Column E
------------------------------------    ------------------    ------------------    ------------------    ------------------
                                           Balance at            Charged to           Deductions -             Balance
                                            beginning             costs and             write off              at end
            Description                     of period             expenses             of accounts            of period
------------------------------------    ------------------    ------------------    ------------------    ------------------
Allowance for doubtful
     accounts:
        September 30, 2002           $            169      $            108      $            100      $            177
        September 30, 2003                        177                   127                    70                   234
        September 30, 2004                        234                   102                    86                   250

Warranty Reserve
        September 30, 2002                        382                   281                   323                   340
        September 30, 2003                        340                   327                   321                   346
        September 30, 2004                        346                   198                   246                   298
See accompanying independent auditors' report.

