Form 10-Q
period 2004-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2005-02-02
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
                               -----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                         11-2974651
---------------------------------                    ---------------------------
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                          Identification No.)

  425B Oser Avenue, Hauppauge, New York                        11788
----------------------------------------                   --------------
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

     YES ___  NO _X_

As of January 26, 2005, the registrant had a total of 5,765,490 Common Shares outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----


PART I.      FINANCIAL INFORMATION
-------      ---------------------
                                                                     Page Number
                                                                     -----------
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets - December
              31, 2004 (unaudited) and September 30, 2004                   3

             Condensed Consolidated Statements of Operations -
              Three Months ended December 31, 2004 and 2003
              (unaudited)                                                   4

             Condensed Consolidated Statements of Cash Flows -
              Three Months ended December 31, 2004 and 2003
              (unaudited)                                                   5

             Notes to Condensed Consolidated Financial Statements
              (unaudited)                                              6 - 12

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      13 - 18

     Item 3. Quantitative and Qualitative Disclosures About Market
             Risk                                                          18


     Item 4. Controls and Procedures                                       18


PART II.     OTHER INFORMATION
--------     -----------------

     Item 6. Exhibits                                                      19


SIGNATURES                                                                 19
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollar amounts in thousands, except share data)

                                                  December 31,     September 30,
                                                     2004              2004
                                                 -------------     -------------

                                                  (Unaudited)
ASSETS
------
  Current assets:
    Cash and cash equivalents                     $   4,021         $   3,453
    Accounts receivable, less allowance for
     doubtful accounts of $262 and $250,
     respectively                                       813               385
    Accounts receivable from affiliates               3,739             3,780
    Inventory                                         2,674             2,573
    Prepaid expenses and other current assets           509               404
    Income taxes receivable                               -               115
                                                  ----------        ----------
            Total current assets                     11,756            10,710

    Investments in unconsolidated affiliates          1,882             1,811
    Property and equipment, net                       1,971             2,134
    Capitalized software costs, net                   1,444             1,612
                                                  ----------        ----------

  Total assets                                    $  17,053         $  16,267
                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Current portion of long-term debt, net of
     discount                                     $     106         $     253
    Accounts payable                                  2,650             2,273
    Accrued expenses and other current
     liabilities                                      1,180             1,280
                                                  ----------        ----------
            Total current liabilities                 3,936             3,806

    Long-term debt, net of discount                   1,290             1,354
                                                  ----------        ----------
            Total liabilities                         5,226             5,160
                                                  ----------        ----------
   Shareholders' equity:
   Common Stock, par value $0.01; authorized
    20,000,000 shares; Issued 5,981,474 and
    5,880,750, respectively                              60                59
   Additional paid-in capital                        11,230            10,800
   Retained earnings                                  1,463             1,283
   Accumulated other comprehensive income               573               464
                                                  ----------        ----------
                                                     13,326            12,606
        Less: Treasury stock, at cost, 278,984
         shares                                      (1,499)           (1,499)
                                                  ----------        ----------

            Total shareholders' equity               11,827            11,107
                                                  ----------        ----------

  Total liabilities and shareholders' equity      $  17,053         $  16,267
                                                  ==========        ==========


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
                                   -----------

                                                 Three Months ended December 31,
                                                 ------------------------------
                                                     2004              2003
                                                  ----------        ----------
                                                 (Dollar amounts in thousands,
                                                except share and per share data)

Net sales
  Affiliates                                      $   2,541         $   1,307
  Non-affiliates                                      5,211             3,026
                                                  ----------        ----------
                                                      7,752             4,333

Cost of sales                                         5,728             3,518
                                                  ----------        ----------

Gross profit                                          2,024               815

Operating expenses                                    1,675             1,852
                                                  ----------        ----------

Income (loss) from operations                           349            (1,037)
                                                  ----------        ----------

Other (expense) income:
  Equity in income of unconsolidated affiliates          80                87
  Interest expense, net                                (246)              (32)
                                                  ----------        ----------
Total other (expense) income, net                      (166)               55
                                                  ----------        ----------

Income (loss) before provision for income taxes         183              (982)

Provision for income taxes                                3                 6
                                                  ----------        ----------

Net income (loss)                                 $     180        ($     988)
                                                  ==========        ==========

Net income (loss) per share:
    Basic                                         $     .03        ($     .18)
                                                  ==========        ==========
    Diluted                                       $     .03        ($     .18)
                                                  ==========        ==========

Common shares used in computing net income (loss)
per share amounts:
    Basic                                         5,625,359         5,550,516
                                                  ==========        ==========
    Diluted                                       5,780,798         5,550,516
                                                  ==========        ==========


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
                                   -----------

                                                 Three Months ended December 31,
                                                 ------------------------------
                                                     2004              2003
                                                  ----------        ----------
                                                 (Dollar amounts in thousands)

OPERATING ACTIVITIES:
  Net income (loss)                               $     180        ($     988)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Equity in income of unconsolidated
       affiliates                                       (80)              (87)
      Depreciation and amortization                     681               314
      Provision for losses on accounts receivable        15                14
      Provision for inventory obsolescence               45                45
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts
           receivable                                  (342)               83
          Decrease in accounts receivable from
           affiliates                                    41             2,466
          (Increase) decrease in inventory             (130)                6
          Increase in prepaid expenses and other
           assets                                      (124)              (84)
          Decrease (increase) in income taxes
           receivable                                   115               (16)
          Increase (decrease) in accounts payable       377              (470)
          Decrease in accrued expenses and other
           current liabilities                         (100)             (482)
                                                  ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               678               801
                                                  ----------        ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment                  (113)              (79)
  Investments in unconsolidated affiliates                -               (51)
                                                  ----------        ----------

NET CASH USED IN INVESTING ACTIVITIES                  (113)             (130)
                                                  ----------        ----------

FINANCING ACTIVITIES:
  Net repayments of notes payable                       (50)             (393)
  Proceeds from the exercise of stock options            53                 -
                                                  ----------        ----------

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                               3              (393)
                                                  ----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               568               278

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      3,453             1,220
                                                  ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   4,021         $   1,498
                                                  ==========        ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                                        $      34         $      32
                                                  ==========        ==========
  Income taxes                                    $       7         $      11
                                                  ==========        ==========

NON-CASH FINANCING ACTIVITIES
  Reduction of convertible term note and increase
   in common stock and additional paid-in capital
   due to conversion of note                      $     373         $       -
                                                  ==========        ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2004 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.


NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income (loss) for the periods presented would have changed to the pro forma amounts as follows:

                                                   Three Months Ended
                                                       December 31
                                                   2004          2003
                                                ----------    ----------
                                                      (Unaudited)
                                           (In thousands, except per share data)

Net income (loss) attributable to common
 stock as reported                                  $180         ($988)

Deduct: Total stock-based employee
 compensation expense determined under fair
 value method for all awards, net of related
 tax effects                                        (118)          (98)
                                                ----------    ----------
Pro forma net earnings (loss), attributable
 to common stock                                     $62       ($1,086)

Net income (loss) per common share:
       Basic - as reported                         $0.03        ($0.18)
       Basic - pro forma                           $0.01        ($0.18)
       Diluted - as reported                       $0.03        ($0.20)
       Diluted - pro forma                         $0.01        ($0.20)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $838,000 and $770,000, as of December 31, 2004 and September 30, 2004, respectively consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income (loss).


NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                       (in thousands)
                                    December    September
                                    31, 2004     30, 2004
                                   ----------   ----------
Raw Materials                      $   1,601    $   1,339
Work-in-progess                          285          458
Finished Goods                           788          776
                                   ----------   ----------
                                   $   2,674    $   2,573
                                   ==========   ==========


NOTE E - DEBT
-------------

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN is convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and is collateralized by substantially all assets of the Company. As of December 31, 2004, the CTN provides for monthly principal payments of $53,193 for October 2005 and $55,833 from November 2005 to March 2007. However, due to the conversion of an additional $260,000 of the CTN subsequent to the balance sheet date, the next payment is $16,241 for February 2006 followed by monthly payments of $55,833 from March 2006 to March 2007. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement.

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the CTN. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the CTN. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations. During the three months ended December 31, 2004, Laurus converted $373,000 of the CTN into 87,000 shares of common stock, which resulted in

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

additional amortization of $122,000 being recognized as interest expense. For the three months ended December 31, 2004 and 2003, amortization expense was $212,000 and $0, respectively. As of December 31, 2004, the unamortized debt discount amounted to approximately $356,000. Amortization of debt discount for the next four fiscal quarters, assuming no further conversions of the CTN, will approximate $61,000, $61,000, $61,000 and 54,000, which will be charged to operations. However, subsequent to the balance sheet date, Laurus converted $260,000 of the CTN into 61,000 shares of common stock and as such, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations during the quarter ending March 31, 2005.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At December 31, 2004, no amounts were outstanding under the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Outstanding debt to Laurus as of December 31, 2004 is as follows:

                                               (in thousands)
                                                   Amount
                                                 ----------
Total debt                                       $   1,752
Less unamortized debt discount                        (356)
                                                 ----------
Net                                                  1,396
Less current portion                                  (106)
                                                 ----------
Long-term debt                                   $   1,290
                                                 ----------


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three months ended December 31, 2004 and 2003, the Company's comprehensive income
(loss) is as follows:

                                       (in thousands)
                                      2004         2003
                                   ----------   ----------
Net income (loss)                       $180        ($988)
Other comprehensive income (a)           109          140
                                   ----------   ----------
Comprehensive income (loss)             $289        ($848)
                                   ==========   ==========

     (a) Consisting of cumulative translation adjustments related to the Company's investments in affiliates.


NOTE H - NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS) are computed by reflecting the potential dilution from the exercise of stock options and stock warrants, and the conversion into common stock of convertible loans. Potentially dilutive shares that are not included in EPS because including them would be anti-dilutive are as follows:


                           For the three months ended December 31,
                                       (in thousands)
                                      2004         2003
                                   ----------   ----------
Stock options                            218          747
Stock warrants                           200          ---
Convertible Debt                         411          ---
                                   ----------   ----------
Total                                    829          747
                                   ==========   ==========

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                Three Months Ended                             Three Months Ended
                                                 December 31, 2004                              December 31, 2003
                                       (In thousands, except per share data)           (In thousands, except per share data)
                                   --------------------------------------------     --------------------------------------------
                                    Net income          Shares       Per Share       Net income          Shares       Per Share
                                    (Numerator)     (Denominator)     Amounts        (Numerator)     (Denominator)     Amounts
                                   --------------  ---------------  -----------     --------------  ---------------  -----------
Net income (loss)                           $180                                            ($988)

Basic EPS
---------
Net income (loss) attributable to            180          5,625.4        $0.03               (988)         5,550.5       ($0.18)
 common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                     0            155.4            0                  0                0            0
                                   --------------  ---------------  -----------     --------------  ---------------  -----------

Diluted EPS
-----------
Net income (loss) attributable to
 common stock and assumed option
 and warrant exercises                      $180          5,780.8        $0.03              ($988)         5,550.5       ($0.18)
                                   ==============  ===============  ===========     ==============  ===============  ===========


NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------

Net sales to unconsolidated affiliates and accounts receivable from unconsolidated affiliates for the respective periods are as follows:

                                   Net sales to affiliates
                                       (in thousands)
                                     Three months ended:
                                   12/31/2004   12/31/2003
                                   ----------   ----------
Australia                          $   2,540    $   1,037
Abacus-UK                                  1            -
South Africa                               -          270
                                   ----------   ----------
                                   $   2,541    $   1,307
                                   ==========   ==========


                                    Accounts receiveable
                                       from affiliates
                                       (in thousands)
                                   12/31/2004    9/30/2004
                                   ----------   ----------
Australia                          $   3,591    $   3,632
Abacus-UK                                148          148
South Africa                               -            -
                                   ----------   ----------
                                   $   3,739    $   3,780
                                   ==========   ==========


Effective January 15, 2004, the Company's remaining interest in its South Africa affiliate was sold and therefore it is no longer an affiliate. Sales through January 14, 2004 are included in the affiliate sales data. Accounts receivable from affiliates at December 31, 2004 exclude amounts from such entity.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' results for the three months ended September 30, 2004 and 2003. The following summary financial information reflects the combined assets and liabilities of GPTA and eCash as of September 30, 2004 and 2003 and the combined operating results for the three months ended September 30, 2004 and 2003. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of ($7,000) and $7,000 for the three months ended September 30, 2004 and 2003 respectively. For the three months ended September 30, 2004 and 2003, the Company increased its equity in income of unconsolidated affiliates by $87,000 and $80,000, respectively, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that have been recognized by these affiliates. Deferred gross profit of $415,000 and $502,000 as of December 31, 2004 and September 30, 2004, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. Summarized financial information for GPT Australia and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).

                                         Three Months Ended
                                  September 30,      September 30,
                                      2004               2003
                                 ---------------    ---------------
Net sales                         $      3,496       $      3,467
Operating loss                             (33)                72
Net loss                                   (28)                56


                                  September 30,      September 30,
                                      2004               2003
                                 ---------------    ---------------
Current assets                    $      9,258       $     10,082
Non-current assets                         535                158
Current liabilities                      5,854              6,623
Non-current liabilities                      -                  -
                                 ---------------    ---------------
Net assets                        $      3,939       $      3,617
                                 ===============    ===============



NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

SFAS No. 123 (revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the fourth quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004

NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2004 through December 31, 2004:

                                         (in thousands)
                                             Amount
                                           ----------

Beginning Balance as of October 1, 2004     $    298
Deduct: Payments                                 (25)
Add: Provision                                    43
                                           ----------
Ending Balance as of December 31, 2004      $    316
                                           ==========


NOTE M - SHAREHOLDERS' EQUITY
-----------------------------

During the quarter ended December 31, 2004, the Company issued 13,000 common shares and received proceeds of $53,000 upon exercise of stock options and issued 87,000 common shares upon conversion of the CTN in the principal amount of $373,000. In addition, during the quarter ended December 31, 2004, the Company granted 60,000 stock options to a consultant for the purchase of the Company's common stock at $4.20 per share. The options vest over two years and expire in 2007. The Company charged $6,000 to operations during the period representing the value of the options earned with a corresponding increase to additional paid-in capital.


NOTE N - CONCENTRATIONS
-----------------------

During the quarter ended December 31, 2004, the Company had three customers that accounted for approximately 33%, 26%, and 11% of net sales. During the quarter ended December 31, 2003, the Company had a customer that accounted for approximately 24% of net sales. There were no other customers that accounted for 10% or more of net sales in either period.


NOTE O - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2004, the principal amount of $260,000 of the CTN was converted into 61,000 shares of common stock (see note E).

                        Global Payment Technologies, Inc.
                                December 31, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three months ended December 31, 2004 compared with three months ended December
------------------------------------------------------------------------------
31, 2003
--------

Sales
Net sales increased by 78.9%, or $3,419,000, to $7,752,000 in the three months ended December 31, 2004 as compared with $4,333,000 in the comparative prior-year period. This improvement was due to increased sales of $3,793,000 to the gaming market, primarily the result of increased demand in Russia and from the Company's Australian affiliate, partially offset by decreased sales of $374,000 to the beverage and vending market. Gaming sales for the three months ended December 31, 2004 were $7,231,000, or 93.3% of sales, as compared with $3,438,000, or 79.3% of sales, in the prior year period. Beverage and vending sales for the three months ended December 31, 2004 were $521,000, or 6.7% of sales, as compared with $895,000, or 20.7 % of sales, in the prior year period.

Gross Profit
Gross profit increased to $2,024,000, or 26.1% of net sales, in the three months ended December 31, 2004 as compared with $815,000, or 18.8% of net sales, in the comparative prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving a 78.9% sales increase while at the same time leveraging off of existing fixed manufacturing costs, offset slightly by a decrease in margins due to the mix of products sold during the quarter. Historically, the Company's gross profit as a percentage of sales for the quarters ended December 2003, March 2004, June 2004, September 2004 and December 2004 was 18.8%, 17.9%, 23.6%, 25.2% and 26.1%, respectively. The Company is continuing its efforts to further reduce costs and to improve the margin on its Aurora product, and while improvements in purchasing costs and manufacturing efficiencies have been achieved by the end of fiscal 2004, until such time as these benefits are substantially realized during the quarter ended March 31, 2005, the margins will be affected by the mix of products as well as sales volumes.

Operating Expenses
Operating expenses decreased to $1,675,000, or 21.6% of sales, in the three months ended December 31, 2004 as compared with $1,852,000, or 42.7% of sales, in the comparative prior-year period. This decrease of $177,000 is primarily the result of the Company's completion of its cost reduction initiatives in December 2003, which consisted primarily of reductions in employee and employee related expenses.

Income Taxes
With respect to the provision for income taxes, the effective rate was 1.7% as compared with 0.6% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at December 31, 2004. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Income (Loss)
Net income (loss) for the quarter was $180,000, or $0.03 per share, as compared with ($988,000), or ($0.18) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom, which are accounted for using the equity method, and South Africa, which was accounted for on a cost basis. On January 15, 2004 the Company sold its remaining ownership interest in its South African affiliate. In addition, the Company owns controlling interests in consolidated subsidiaries in the United Kingdom, Russia, and the United States.

                        Global Payment Technologies, Inc.
                                December 31, 2004

Included in the results of operations for the three months ended December 31, 2004 and 2003 are the Company's share of net profits (losses) of these affiliates of $80,000 and $87,000, respectively, which includes $87,000 and $80,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net (loss) income of these unconsolidated affiliates was ($7,000) and $7,000 for the three months ended December 31, 2004 and 2003, respectively.

Included in interest expense for the three months ended December 31, 2004 is $212,000 as a result of the amortization of debt discount, which included accelerated amortization resulting from partial conversions on the Company's $1.5 million secured convertible term note (see Note E of the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At December 31, 2004, the Company's cash and cash equivalents were $4,021,000 as compared with $3,453,000 at September 30, 2004. A significant portion of the Company's cash balance in the amount of $838,000 and $770,000, as of December 31, 2004 and September 30, 2004,
respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company has realized significant savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN is convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and is collateralized by substantially all assets of the Company. As of December 31, 2004, the CTN provides for monthly principal payments of $53,193 for October 2005 and $55,833 from November 2005 to March 2007. However, due to the conversion of an additional $260,000 of the CTN subsequent to the balance sheet date, the next payment is $16,241 for February 2006 followed by monthly payments of $55,833 from March 2006 to March 2007. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement.

The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the CTN. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the CTN. For the three months ended December 31, 2004 and 2003, amortization expense was $212,000 and $0, respectively. As of December 31, 2004, the unamortized debt discount amounted to approximately $356,000. Amortization of debt discount for the next four fiscal quarters, assuming no further conversions of the CTN, will approximate $61,000, $61,000, $61,000 and $54,000, which will be charged to operations. However, subsequent to the balance sheet date, Laurus converted $260,000 of the CTN into 61,000 shares of common

                        Global Payment Technologies, Inc.
                                December 31, 2004

stock, and as such, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations during the quarter ending March 31, 2005.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At December 31, 2004, no amounts were outstanding under the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Net cash provided by operating activities was $678,000 in the three months ended December 31, 2004. This amount is due to net income for the period, adjusted for non-cash items of $841,000, increased accounts payable of $377,000, and decreased income taxes receivable of $115,000, offset, in part by, increased accounts receivable of $301,000, primarily due to higher sales this period, partially offset by continued steady collections of prior accounts receivable, increased prepaid expenses and other assets of $124,000, increased inventory of $130,000, and decreased accrued expenses and other current liabilities of $100,000. Net cash provided by operating activities was $801,000 in the three months ended December 31, 2003. This amount is due to decreased accounts receivable of $2,549,000 and decreased inventory of $6,000, offset, in part by, the net loss for the period, adjusted for non-cash items, of ($702,000), increased prepaid expenses and other assets of $84,000, increased income taxes receivable of $16,000, decreased accounts payable of $470,000, and decreased accrued expenses and other current liabilities of $482,000.

Cash used in investing activities for the three months ended December 31, 2004 amounted to $113,000 as compared with $130,000 in the prior-year period. Investments in property and equipment in the three months ended December 31, 2004 amounted to $113,000 as compared with $79,000 in 2003. In addition, for the three months ended December 31, 2003 the Company invested $51,000 in its South African affiliate for working capital purposes. Effective January 15, 2004, the Company no longer has any investment in this entity.

Cash provided by (used in) financing activities in the three months ended December 31, 2004 and 2003 includes net repayments of $50,000 and $393,000, respectively. In the three months ended December 31, 2004 and 2003, the Company received $53,000 and $0, respectively, from the exercise of stock options.

                        Global Payment Technologies, Inc.
                                December 31, 2004

At December 31, 2004, future minimum payments under noncancellable operating leases and payments to be made for long-term debt maturing over the next five years are as follows:

                              (in thousands)
       Fiscal Year   Operating Lease    Debt Repayments
      -------------  ---------------    ---------------
          2005        $         312      $           -
          2006                  319                667
          2007                    -              1,085
       Thereafter                 -                  -
                     ---------------    ---------------
         Total        $         631      $       1,752
                     ===============    ===============


In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of December 31, 2004, purchase order commitments approximated $15.7 million and will be used for production requirements during fiscal 2005 and beyond.

Critical Accounting Policies
----------------------------
Management's discussion and analysis is based on our consolidated financial statements, which are prepared using certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. While we believe that these accounting policies and management's judgments and estimates are reasonable, actual future events can and often do result in outcomes that can be materially different from management's current judgments and estimates. We believe that the accounting policies and related matters described in the paragraphs below are those that depend most heavily on management's judgments and estimates.

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

Capitalized Software Costs:
---------------------------
Based upon achieving technological feasibility through a detailed program design for Argus(TM) and Aurora products, the Company has capitalized the cost of software coding and development of these products, and reflects the amortization of these costs in cost of sales. The annual amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimation of both future sales of products as well as the life of the product are critical estimates that are affected by both internal and external factors that might affect the Company's estimates. If the useful life is reduced, or sales projections fall short of the estimation, amortization expense will increase.

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

                        Global Payment Technologies, Inc.
                                December 31, 2004

Warranty Policy:
----------------
The Company provides for the estimated cost of product warranty at the time related sales revenue is recognized. Furthermore, the Company warrants that its products are free from defects in material and workmanship for a period of one year, or almost two years relating to its Argus and Aurora products, from the date of initial purchase. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers.

Reserve for Uncollectible Accounts Receivable:
----------------------------------------------
The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty, our reserve may need to increase.

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

                        Global Payment Technologies, Inc.
                                December 31, 2004

Debt Discounts:
---------------
Pursuant to the Securities Purchase Agreement in which the Company received proceeds of $1,500,000 from the issuance of the CTN in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock. The value allocated to the warrants resulted in a debt discount of $506,000 that is being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, the purchaser received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that is being recognized as interest expense over the term of the CTN. Interest expense is computed utilizing the interest method, which results in an effective yield over the term of the CTN. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations. As of December 31, 2004, the unamortized debt discount amounted to approximately $356,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

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

                        Global Payment Technologies, Inc.
                                December 31, 2004

                           PART II. OTHER INFORMATION
                           -------- -----------------

Item 6.    Exhibits

a)         Exhibits

     Exhibit 31.1 - Rule 13a-14a Certification (Chief Executive Officer) (1)
     Exhibit 31.2 - Rule 13a-14a Certification (Chief Financial Officer) (1)
     Exhibit 32 - Section 1350 Certifications (1)

     (1) filed herewith






                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Global Payment Technologies, Inc.
                                           ---------------------------------

                                           By: /s/ Thomas McNeill
                                               ---------------------------------
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer
Dated: February 2, 2005