Form 10-Q
period 2005-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2005-05-09
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------
                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                       11-2974651
              --------                                       ----------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                             Identification No.)

425B Oser Avenue, Hauppauge, New York                            11788
-------------------------------------                            -----
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

         YES  x       NO
             ---        ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES          NO x
             ---        ---

As of May 3, 2005, the registrant had a total of 6,189,529 Common Shares outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----



PART I.  FINANCIAL INFORMATION
------   ---------------------

                                                                                                           Page Number
                                                                                                           -----------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2005 (unaudited)
                            and September 30, 2004                                                            3

                  Condensed Consolidated Statements of Operations - Six Months ended
                           March 31, 2005 and 2004 (unaudited)                                                4

                  Condensed Consolidated Statements of Operations - Three Months ended
                           March 31, 2005 and 2004 (unaudited)                                                5

                  Condensed Consolidated Statements of Cash Flows - Six Months ended
                           March 31, 2005 and 2004 (unaudited)                                                6

                  Notes to Condensed Consolidated Financial Statements (unaudited)                       7 - 14

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  15 -21

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  21


         Item 4. Controls and Procedures                                                                     21


PART II. OTHER INFORMATION
--------------------------

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                22

         Item 4.  Submission of Matters to a Vote of Security Holders                                        22

         Item 6.  Exhibits                                                                                   22


SIGNATURES                                                                                                   22
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollar amounts in thousands, except share data)
                ------------------------------------------------

                                                                      March 31,       September 30,
                                                                    --------------    --------------
                                                                         2005              2004
                                                                    --------------    --------------
                                                                     (Unaudited)
------
   Current Assets:
     Cash and cash equivalents                                      $       3,583     $       3,453
     Accounts receivable, less allowance for doubtful
       accounts of $109 and $250, respectively                              1,113               385
     Accounts receivable from affiliates                                    4,106             3,780
     Inventory                                                              3,581             2,573
     Prepaid expenses and other current assets                                339               404
     Income taxes receivable                                                    -               115
                                                                    --------------    --------------
                  Total current assets                                     12,722            10,710

     Investments in unconsolidated affiliates                               2,030             1,811
     Property and equipment, net                                            1,867             2,134
     Capitalized software costs, net                                        1,300             1,612
                                                                    --------------    --------------

   Total assets                                                     $      17,919     $      16,267
                                                                    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   Current liabilities:
     Current portion of long-term debt, net of discount             $           -     $         253
     Accounts payable                                                       2,882             2,273
     Accrued expenses and other current liabilities                           975             1,280
                                                                    --------------    --------------
                  Total current liabilities                                 3,857             3,806

     Long-term debt, net of discount                                          299             1,354
                                                                    --------------    --------------
                  Total liabilities                                         4,156             5,160
                                                                    --------------    --------------

   Shareholders' equity:
     Common stock, par value $0.01; authorized 20,000,000 shares;
       issued 6,426,713 and 5,880,750, respectively                            64                59
     Additional paid-in capital                                            13,143            10,800
     Retained earnings                                                      1,341             1,283
     Accumulated other comprehensive income                                   714               464
                                                                    --------------    --------------
                                                                           15,262            12,606
     Less: Treasury stock, at cost, 278,984 shares                         (1,499)           (1,499)
                                                                    --------------    --------------

                  Total shareholders' equity                               13,763            11,107
                                                                    --------------    --------------

   Total liabilities and shareholders' equity                       $      17,919     $      16,267
                                                                    ==============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------

                                                             Six Months ended March 31,
                                                          --------------------------------
                                                              2005              2004
                                                          --------------    --------------
                                                           (Dollar amounts in thousands,
                                                          except share and per share data)

Net sales
   Affiliates                                             $       6,605     $       2,459
   Non-affiliates                                                 9,092             7,586
                                                          --------------    --------------
                                                                 15,697            10,045

   Cost of sales                                                 11,337             8,205
                                                          --------------    --------------

   Gross profit                                                   4,360             1,840

   Operating expenses                                             3,414             3,657
                                                          --------------    --------------

   Income (loss) from operations                                    946            (1,817)
                                                          --------------    --------------

   Other (expense) income:
     Equity in (loss) income of unconsolidated
      affiliates                                                   (266)              128
     Gain on sale of investment in unconsolidated
      affiliate                                                       -                78
     Interest expense, net                                         (617)              (77)
                                                          --------------    --------------
   Total other (expense) income, net                               (883)              129
                                                          --------------    --------------

   Income (loss) before provision for income taxes                   63            (1,688)

   Provision for income taxes                                         5                11
                                                          --------------    --------------

   Net income (loss)                                      $          58     $      (1,699)
                                                          ==============    ==============

   Net income (loss) per share:
     Basic                                                $        0.01     $       (0.31)
                                                          ==============    ==============
     Diluted                                              $        0.01     $       (0.31)
                                                          ==============    ==============

   Common shares used in computing net income (loss)
   per share amounts:
     Basic                                                    5,744,175         5,555,518
                                                          ==============    ==============
     Diluted                                                  5,976,725         5,555,518
                                                          ==============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------


                                                            Three Months ended March 31,
                                                          --------------------------------
                                                              2005              2004
                                                          --------------    --------------
                                                           (Dollar amounts in thousands,
                                                          except share and per share data)

Net sales
   Affiliates                                             $       4,064     $       1,152
   Non-affiliates                                                 3,881             4,560
                                                          --------------    --------------
                                                                  7,945             5,712

   Cost of sales                                                  5,609             4,687
                                                          --------------    --------------

   Gross profit                                                   2,336             1,025

   Operating expenses                                             1,739             1,805
                                                          --------------    --------------

   Income (loss) from operations                                    597              (780)
                                                          --------------    --------------

   Other (expense) income:
     Equity in (loss) income of unconsolidated affiliates          (346)               41
     Gain on sale of investment in unconsolidated
      affiliate                                                       -                78
     Interest expense, net                                         (371)              (45)
                                                          --------------    --------------
   Total other (expense) income, net                               (717)               74
                                                          --------------    --------------

   Loss before provision for income taxes                          (120)             (706)

   Provision for income taxes                                         2                 5
                                                          --------------    --------------

   Net loss                                               $        (122)    $        (711)
                                                          ==============    ==============

   Net loss per share:
     Basic                                                $       (0.02)    $       (0.13)
                                                          ==============    ==============
     Diluted                                              $       (0.02)    $       (0.13)
                                                          ==============    ==============

   Common shares used in computing net loss
   per share amounts:
     Basic                                                    5,865,634         5,560,577
                                                          ==============    ==============
     Diluted                                                  5,865,634         5,560,577
                                                          ==============    ==============

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
                                   -----------


                                                                 Six Months ended March 31,
                                                               ------------------------------
                                                                   2005             2004
                                                               -------------    -------------
                                                               (Dollar amounts in thousands)

OPERATING ACTIVITIES:
   Net income (loss)                                           $         58     $     (1,699)
   Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Equity in loss (income) of unconsolidated affiliates               266             (128)
     Gain on sale of unconsolidated affiliate                             -              (78)
     Depreciation and amortization                                    1,445              672
     Provision for losses on accounts receivable                         26               40
     Provision for inventory obsolescence                                90               90
     Issuance of stock options to a consultant                           32                -
     Changes in operating assets and liabilities:
           Increase in accounts receivable                             (738)            (499)
           (Increase) decrease in accounts receivable from
            affiliates                                                 (594)           2,860
           Increase in inventory                                     (1,081)            (212)
           Increase in prepaid expenses and other assets                 (2)            (320)
           Decrease (increase) in income taxes receivable               115              (12)
           Increase (decrease) in accounts payable                      609             (218)
           Decrease in accrued expenses and other current
            liabilities                                                (305)            (476)
                                                               -------------    -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (79)              20
                                                               -------------    -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (232)            (184)
   Proceeds from sale of investment in unconsolidated
    affiliate                                                             -              154
   Investments in unconsolidated affiliates                               -              (51)
                                                               -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                  (232)             (81)
                                                               -------------    -------------

FINANCING ACTIVITIES:
   Net repayments of notes payable                                      (50)          (1,793)
   Proceeds from the issuance of convertible debt                         -            2,250
   Proceeds from the exercise of stock options                          491              124
                                                               -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               441              581
                                                               -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               130              520

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,453            1,220
                                                               -------------    -------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               $      3,583     $      1,740
                                                               =============    =============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                    $         54     $         58
                                                               =============    =============
   Income Taxes                                                $          7     $          -
                                                               =============    =============

NON-CASH FINANCING ACTIVITIES
   Reduction of convertible notes and increase in common
    stock and additional paid-in capital due to conversion of
      notes                                                    $      1,826     $          -
                                                               =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2004 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income (loss) for the periods presented would have changed to the pro forma amounts as follows:

                                                     Three Months Ended        Six Months Ended
                                                          March 31,               March 31,
                                                    2005          2004       2005          2004
                                                   ---------   ----------- ----------  ------------
                                                                     (Unaudited)
                                                            (In thousands, except per share data)

Net (loss) income attributable to common stock as
 reported                                             $(122)        $(711)       $58       $(1,699)

Deduct: Total stock-based employee compensation
 expense determined under fair value method for all
  awards,net of related tax effects                    (139)         (159)      (257)         (257)
                                                   ---------   ----------- ----------  ------------
Pro forma net loss, attributable to common stock      $(261)        $(870)     $(199)      $(1,956)

Net (loss) income per common share:
       Basic - as reported                           $(0.02)       $(0.13)     $0.01        $(0.31)
       Basic - pro forma                             $(0.04)       $(0.16)    $(0.03)       $(0.35)
       Diluted - as reported                         $(0.02)       $(0.13)     $0.01        $(0.31)
       Diluted - pro forma                           $(0.04)       $(0.16)    $(0.03)       $(0.35)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $908,000 and $770,000, as of March 31, 2005 and September 30, 2004,
respectively, consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income (loss).


NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:


                                 (in thousands)
                              March      September
                             31, 2005     30, 2004
                            ----------  -----------

Raw Materials                  $2,438       $1,339
Work-in-process                   307          458
Finished Goods                    836          776
                            ----------  -----------
                               $3,581       $2,573
                            ==========  ===========

NOTE E - DEBT
-------------

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the six months ended March 31, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the three and six months ended March 31, 2005.

The value allocated to the warrants resulted in a debt discount of $506,000 that was recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. Amortization for the three and six months ended March 31, 2005 was $356,000 and $568,000, respectively. Amortization amounted to $19,000 for the three and six months ended March 31, 2004. As of March 31, 2005, the entire amount of debt discount has been recognized as interest expense and charged to operations.

                       Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the six months ended March 31, 2005, Laurus converted $451,000 of the MBN into 106,000 shares of common stock. At March 31, 2005, $299,000 was outstanding under the MBN. Subsequent to March 31, 2005, Laurus converted $239,000 of the MBN into 56,100 shares of common stock. At March 31, 2005, no amounts were outstanding under the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Outstanding debt to Laurus as of March 31, 2005 is as follows:

                                                  (in thousands)
                                                      Amount
                                               --------------------

Total debt                                                    $299
Less unamortized debt discount                                   -
                                               --------------------
Net                                                            299
Less current portion                                             -
                                               --------------------
Long term debt                                                $299
                                               ====================

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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and six months ended March 31, 2005 and 2004, the Company's comprehensive income
(loss) is as follows:

                                             (in thousands)                (in thousands)
                                       Three months ended March 31,  Six months ended March 31,
                                    2005             2004              2005             2004
                                ------------     ------------     -------------    -------------
Net (loss) income                     $(122)           $(711)              $58          $(1,699)
Other comprehensive
  income (a)                            141              238               250              378
                                ------------     ------------     -------------    -------------
Comprehensive income (loss)             $19            $(473)             $308          $(1,321)
                                ============     ============     =============    =============

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

                                        (in thousands)                                 (in thousands)
                                 Three months ended March 31,                    Six months ended March 31,
                                 2005                 2004                      2005                 2004
                            ---------------     ----------------          ----------------     ----------------

Stock options                          921                  679                       146                  679
Stock warrants                         200                  200                         -                  200
Convertible Debt                        70                  528                        70                  528
                            ---------------     ----------------          ----------------     ----------------
Total                                1,191                1,407                       216                1,407
                            ===============     ================          ================     ================

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                        Six Months Ended                     Six Months Ended
                                                          March 31, 2005                        March 31, 2004
                                                       (In thousands, except               (In thousands, except
                                                          per share data)                      per share data)
                                                    ---------------------------------- ---------------------------------
                                                    Net income     Shares      Per     Net income     Shares      Per
                                                                               Share                              Share
                                                    (Numerator) (Denominator) Amounts  (Numerator) (Denominator) Amounts
                                                    ----------- ------------- -------  ----------- ------------- -------

Net income (loss)                                          $58                            $(1,699)

Basic EPS
--------
Net income (loss) attributable to                           58       5,744.2   $0.01       (1,699)      5,555.5  $(0.31)
Common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                                   -         232.5       -            -             -       -
                                                    ----------- ------------- -------  ----------- ------------- -------

Diluted EPS
-----------
Net income (loss) attributable to
Common stock and assumed option
and warrant exercises                                      $58       5,976.7   $0.01      $(1,699)      5,555.5  $(0.31)
                                                    =========== ============= =======  =========== ============= =======



                                                        Three Months Ended                    Three Months Ended
                                                          March 31, 2005                        March 31, 2004
                                                       (In thousands, except               (In thousands, except
                                                          per share data)                      per share data)
                                                    ---------------------------------- ---------------------------------
                                                    Net income     Shares      Per     Net income     Shares      Per
                                                                               Share                              Share
                                                    (Numerator) (Denominator) Amounts  (Numerator) (Denominator) Amounts
                                                    ----------- ------------- -------  ----------- ------------- -------

Net loss                                                 $(122)                             $(711)

Basic EPS
---------
Net loss attributable to                                  (122)      5,865.6  $(0.02)        (711)      5,560.6  $(0.13)
Common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                                   -             -       -            -             -       -
                                                    ----------- ------------- -------  ----------- ------------- -------

Diluted EPS
-----------
Net loss attributable to
Common stock and assumed option
and warrant exercises                                    $(122)      5,865.6  $(0.02)       $(711)      5,560.6  $(0.13)
                                                    =========== ============= =======  =========== ============= =======

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------


Net sales to unconsolidated affiliates and accounts receivable from unconsolidated affiliates for the respective periods are as follows:

                                 (in thousands)                               (in thousands)
                            Net sales to affiliates                       Net sales to affiliates
                           Three months ended March 31,                  Six months ended March 31,
                             2005            2004                    2005                      2004
                         -----------     -----------            ------------    ----------------------
Australia                    $4,064          $1,104                  $6,604                    $2,141
Abacus-UK                         -               -                       1                         -
South Africa                      -              48                       -                       318
                         -----------     -----------            ------------    ----------------------
                             $4,064          $1,152                  $6,605                    $2,459
                         ===========     ===========            ============    ======================


                                 (in thousands)
                               Accounts receivable
                                from affiliates:
                            March         September
                           31, 2005        30, 2004
                         -----------     -----------
Australia                    $4,106          $3,632
Abacus-UK                         -             148
South Africa                      -               -
                         -----------     -----------
                             $4,106          $3,780
                         ===========     ===========

Effective January 15, 2004, the Company's remaining interest in its South Africa affiliate was sold. Sales through January 14, 2004 are included in the affiliate sales data. Accounts receivable from affiliates at March 31, 2005 and September 30, 2004 exclude amounts from such entity.


NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' results for the six months ended December 31, 2004 and 2003. The following summary financial information reflects the combined assets and liabilities of Global Payment Technologies Australia Pty Limited ("GPTA") and eCash Management Pty Limited ("eCash") as of December 31, 2004 and 2003 and the combined operating results for the six months ended December 31, 2004 and 2003. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $9,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively, and $2,000 and $23,000 for the six months ended March 31, 2005 and 2004 respectively. For the three months ended March 31, 2005 and 2004, the Company (decreased) increased its equity in income of unconsolidated affiliates by ($355,000) and $25,000, respectively and for the six months ended March 31, 2005 and 2004, the Company (decreased) increased its equity in income of unconsolidated affiliates by ($268,000) and $105,000, respectively, which represents the (deferral) recognition of the Company's share of the gross profits on intercompany sales to its affiliates that (have not) have been recognized by these affiliates. Deferred gross profit of $770,000 and $502,000 as of March 31, 2005 and September 30, 2004, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. Summarized financial information for GPTA and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005

All figures are in U.S. dollars (in thousands).

                                Six Months Ended December 31,
                                 2004                   2003
                        --------------------  ---------------------

Net sales                            $8,292                 $7,477
Operating income                        (43)                   246
Net income                              (34)                   204

                         December 31, 2004      December 31, 2003
                        --------------------  ---------------------

Current assets                       $9,370                 $7,554
Non-current assets                      541                    175
Current liabilities                   5,904                  3,537
Non-current
 liabilities                              -                      -
                        --------------------  ---------------------
Net assets                           $4,007                 $4,192
                        ====================  =====================

NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

SFAS No. 123 (revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement (as amended in April 2005) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.


NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2004 through March 31, 2005:


                                        (in thousands)
                                            Amount
                                        --------------
Beginning Balance as of October 1, 2004          $298
Deduct: Payments                                  (69)
Add: Provision                                     75
                                        --------------
Ending Balance as of March 31, 2005              $304
                                        ==============

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


NOTE M - SHAREHOLDERS' EQUITY
-----------------------------

During the six months ended March 31, 2005, the Company issued 117,000 common shares and received proceeds of $491,000 upon exercise of stock options, issued 323,000 common shares upon conversion of the CTN in the principal amount of $1,375,000, and issued 106,000 common shares upon conversion of the MBN in the principal amount of $451,000. In addition, during the six months ended March 31, 2005, the Company granted 60,000 stock options to a consultant for the purchase of the Company's common stock at $4.20 per share. The options vest over two years and expire in 2007. The Company charged $6,000 and $26,000 to operations during the three months and six months ended March 31, 2005, representing the value of the options earned with a corresponding increase to additional paid-in capital.


NOTE N - CONCENTRATIONS
-----------------------

The Company's largest customers for three and six months ended March 31, 2005 represent the following percentages of net sales:


                                     (in thousands)       (in thousands)
                                      Three months          Six months
                                          ended               ended
                                        March 31,          March 31,
                                     2005       2004     2005       2004
                                     -----      -----    -----      -----
Net sales:
 Customer A                            51%        19%     42%        21%
 Customer B                            10%         *      18%         *
 Customer C                             *         14%      *         10%
 Customer D                             *         11%      *         10%

* Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A is one of the Company's unconsolidated affiliates in Australia (see Note I).



NOTE O - SUBSEQUENT EVENTS
--------------------------

Subsequent to March 31, 2005, the principal amount of $239,000 of the MBN was converted into 56,100 shares of common stock (see Note E).

                        Global Payment Technologies, Inc.
                                 March 31, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Six months ended March 31, 2005 compared with six months ended March 31, 2004
-----------------------------------------------------------------------------

Sales
Net sales increased by 56.3%, or $5,652,000, to $15,697,000 in the six months ended March 31, 2005 as compared with $10,045,000 in the comparative prior-year period. This improvement was due to increased sales of $6,689,000 to the gaming market, primarily the result of increased demand from the Company's Australian affiliate and in Russia, partially offset by decreased sales of $1,037,000 to the beverage and vending market, as a result of significant cigarette tax increases in Germany. Gaming sales for the first half of fiscal 2005 were $14,454,000, or 92.1% of sales, as compared with $7,765,000, or 77.3%
of sales, in the prior year period. Beverage and vending sales for the first half of fiscal 2005 were $1,243,000, or 7.9% of sales, as compared with $2,280,000, or 22.7 % of sales, in the prior year period.

Gross Profit
Gross profit increased to $4,360,000, or 27.8% of net sales, in the six months ended March 31, 2005 as compared with $1,840,000, or 18.3% of net sales, in the comparative prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving a 56.3% sales increase while at the same time leveraging off of existing fixed manufacturing costs and achieving substantial improvements in purchasing costs of the Company's Aurora product. In the future, it is expected that margins will be most affected by the Company's sales volumes, and to a lesser extent product or customer mix.

Operating Expenses
Operating expenses decreased to $3,414,000, or 21.7% of sales, in the six months ended March 31, 2005 as compared with $3,657,000, or 36.4% of sales, in the comparative prior-year period. This decrease of $243,000 is primarily the result of the Company's completion of its cost reduction initiatives completed in December 2003.

Income Taxes
With respect to the provision for income taxes, the effective rate was a provision of 7.9% as compared with a provision of 0.6% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2005. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Income (Loss)
Net income (loss) for the six months ended March 31, 2005 was $58,000, or $0.01 per share, as compared with ($1,699,000), or ($0.31) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom, which are accounted for using the equity method, and South Africa, which was accounted for on a cost basis. On January 15, 2004 the Company sold its remaining ownership interest in its South African affiliate. In addition the Company owns controlling interests in consolidated subsidiaries in the United Kingdom, Russia, and the United States. Included in the results of operations for the six months ended March 31, 2005 and 2004 are the Company's share of net (losses) profits of these affiliates of ($266,000) and $128,000, respectively, which includes ($268,000) and $105,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates which (have not) have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $2,000 and $23,000 for the six months ended March 31, 2005 and 2004, respectively. In addition, on January 15, 2004, the

                        Global Payment Technologies, Inc.
                                 March 31, 2005

Company sold its remaining 5% ownership interest in its investment in its South African affiliate and recognized a gain on the sale of $78,000. Included in interest expense for the six months ended March 31, 2005 is $568,000 as a result of the amortization of debt discount. As of March 31, 2005 the term loan is fully repaid and the debt discount is fully amortized.


Three months ended March 31, 2005 compared with three months ended March
------------------------------------------------------------------------
31, 2004
--------

Sales
Net sales increased by 39.1%, or $2,233,000, to $7,945,000 in the three months ended March 31, 2005 as compared with $5,712,000 in the comparative prior-year period. This improvement was due to increased sales of $2,900,000 to the gaming market, primarily the result of demand from the Company's Australian affiliate, partially offset by decreased sales of $667,000 to the beverage and vending market, as a result of significant cigarette tax increases in Germany. Gaming sales for the three months ended March 31, 2005 were $7,223,000, or 90.9% of sales, as compared with $4,323,000, or 75.7% of sales, in the prior year period. Beverage and vending sales for the three months ended March 31, 2005 were $722,000, or 9.1% of sales, as compared with $1,389,000, or 24.3 % of sales, in the prior year period.

Gross Profit
Gross profit increased to $2,336,000, or 29.4% of net sales, in the three months ended March 31, 2005 as compared with $1,025,000, or 17.9% of net sales, in the comparative prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving a 39.1% sales increase while at the same time leveraging off of existing fixed manufacturing costs and achieving substantial improvements in purchasing costs of the Company's Aurora product. Historically, the Company's gross profit as a percentage of sales for the quarters ended March 2004, June 2004, September 2004, December 2004 and March 2005 was 17.9%, 23.6%, 25.2%, 26.1% and 29.4%,
respectively. In the future, it is expected that margins will be most affected by the Company's sales volumes, and to a lesser extent product or customer mix.

Operating Expenses
Operating expenses decreased to $1,739,000, or 21.9% of sales, in the three months ended March 31, 2005 as compared with $1,805,000, or 31.6% of sales, in the comparative prior-year period. This decrease of $66,000 is primarily the result of the Company's additional professional fees incurred with respect to the issuance of the convertible debt during the three months ended March 31, 2004.

Income Taxes
With respect to the provision for income taxes, the effective rate was a provision of 1.6% as compared with a provision of 0.7% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at March 31, 2005. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter was ($122,000), or ($0.02) per share, as compared with ($711,000), or ($0.13) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom, which are accounted for using the equity method, and South Africa, which was accounted for on a cost basis. On January 15, 2004 the Company sold its remaining ownership interest in its South African affiliate. In addition the Company owns controlling interests in consolidated subsidiaries in the United Kingdom, Russia, and the United States. Included in the results of operations for the three months ended March 31, 2005 and 2004 are the Company's share of net (losses) profits of these affiliates of ($346,000) and $41,000, respectively, which includes ($355,000) and $25,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which (have not) have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's

                       Global Payment Technologies, Inc.
                                 March 31, 2005

share of net income of these unconsolidated affiliates was $9,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, on January 15, 2004, the Company sold its remaining 5% ownership interest in its investment in its South African affiliate and recognized a gain on the sale of $78,000. Included in interest expense for the three months ended March 31, 2005 is $356,000 as a result of the amortization of debt discount. As of March 31, 2005 the term loan is fully repaid and the debt discount is fully amortized.

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At March 31, 2005, the Company's cash and cash equivalents were $3,583,000 as compared with $3,453,000 at September 30, 2004. A significant portion of the Company's cash balance in the amount of $908,000 and $770,000, as of March 31, 2005 and September 30, 2004,
respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has initiated outsourcing some of its manufactured product in an effort to improve gross margin percentages as well as its cash flow. In addition the Company has realized significant savings from its cost reduction initiatives completed in December 2003. As a result of these savings and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the six months ended March 31, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the three and six months ended March 31, 2005.

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. Amortization for the three and six months ended March 31, 2005 was $356,000 and $568,000, respectively. Amortization amounted to $19,000 for the three and six months ended March 31, 2004. As of March 31, 2005, the entire amount of debt discount has been recognized as interest expense and charged to operations.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (both notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into

                       Global Payment Technologies, Inc.
                                 March 31, 2005

common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the six months ended March 31, 2005, Laurus converted $451,000 of the MBN into 106,000 shares of common stock. At March 31, 2005, $299,000 was outstanding under the MBN. Subsequent to March 31, 2005, Laurus converted $239,000 of the MBN into 56,100 shares of common stock. At March 31, 2005, no amounts were outstanding under the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Net cash used in operating activities was ($79,000) in the six months ended March 31, 2005. This amount is due to net income for the period, adjusted for non-cash items, of $1,917,000, increased accounts payable of $609,000, and decreased income taxes receivable of $115,000, reduced by, increased accounts receivable of $1,332,000, primarily due to a $685,000 sales increase from $7,260,000 in the quarter ended September 30, 2004 to $7,945,000 in the quarter ended March 31, 2005, as well as a shift in payment terms of cash in advance, primarily in Russia and Latin America, to payment terms in excess of 60 days to other parts of the world, increased prepaid expenses and other assets of $2,000, increased inventory of $1,081,000, primarily the result of an increase in the Company's Aurora product due to delays in Russian orders and the slowdown in the German cigarette vending market, due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, and decreased accrued expenses and other current liabilities of $305,000. Net cash provided by operating activities was $20,000 in the six months ended March 31, 2004. This amount was due to decreased accounts receivable of $2,361,000, primarily due to lower sales this period and continued steady collections of prior accounts receivable, offset, in part by, a net loss for the period, adjusted for non-cash items, of ($1,103,000), decreased accrued expenses and other current liabilities of $476,000, an increase in prepaid expenses and other assets of $320,000 (primarily the result of $226,000 of bank closing fees paid and being amortized over the life of the loan), decreased accounts payable of $218,000, increased inventory of $212,000 and increased income taxes receivable of $12,000.

Net cash used in investing activities for the six months ended March 31, 2005 amounted to $232,000 as compared with $81,000 in the prior-year period. Investments in property and equipment in the six months ended March 31, 2005 amounted to $232,000 as compared with $184,000 in 2004. In addition, for the six months ended March 31, 2004 the Company invested $51,000 in its South African affiliate for working capital purposes. On January 15, 2004, the Company sold its remaining 5% interest in its South African affiliate and received proceeds of $154,000 and recognized a gain on the sale of $78,000.

Cash provided by (used in) financing activities in the six months ended
March 31, 2005 and 2004 includes net (repayments) borrowings of ($50,000) and $457,000, respectively. As discussed above, on March 16, 2004, the Company received proceeds of $1,500,000 from the sale of convertible debt and warrants and also entered into a $2,500,000 credit facility, of which $2,201,000 was available at March 31, 2005. In the six months ended March 31, 2005 and 2004, the Company received $491,000 and $124,000, respectively, from the exercise of stock options.

                        Global Payment Technologies, Inc.
                                 March 31, 2005

At March 31, 2005, future minimum payments under noncancellable operating leases and payments to be made for long-term debt maturing over the next five years are as follows:


                                         (in thousands)
          Fiscal Year  Operating Lease   Debt Repayments
          -----------  ---------------   ---------------
               2005              $208                  $-
               2006               319                   -
               2007                 -                 299
         Thereafter                 -                   -
                      ----------------  ------------------
            Total                $527                $299
                      ================  ==================

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of March 31, 2005, purchase order commitments approximated $11.5 million and will be used for production requirements during fiscal 2005 and beyond.


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

                       Global Payment Technologies, Inc.
                                 March 31, 2005

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

                        Global Payment Technologies, Inc.
                                 March 31, 2005

Debt Discounts:
--------------

Pursuant to the Securities Purchase Agreement in which the Company received proceeds of $1,500,000 from the issuance of the CTN in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock. The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. In the event that the CTN, or any portion of the CTN, is converted prior to maturity, the unamortized discount related to the amount converted will be immediately recognized as interest expense and charged to operations. During the six months ended March 31, 2005, Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the conversion of the balance of the CTN, the entire amount of debt discount has been recognized as interest expense and charged to operations.


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

                        Global Payment Technologies, Inc.
                                 March 31, 2005

                           PART II. OTHER INFORMATION
                           --------------------------


Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Between March 30, 2005 and the date of this report, the Company issued
63,900 shares of its common stock to Laurus Master Fund, Ltd. ("Laurus") upon the conversion of $272,000 of the aggregate principal amount of a $750,000 secured minimum borrowing note ("the MBN"), dated as of March 15, 2004, made by the Company in favor of Laurus. The issuance of the MBN to Laurus and the conversion terms of the MBN were previously reported by the Company in a Current Report on Form 8-K dated March 16, 2004. No sales commissions were paid in connection with this transaction. The shares of the Company's common stock issued to Laurus upon the partial conversion of the MBN were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's 2005 Annual Meeting of Stockholders held on March 10, 2005, stockholders elected the following two persons to serve as Class I Directors of the Company by the following vote:

                                                 For                Withheld
                                                 ---                --------
                  Richard E. Gerzof            5,560,584             81,488
                  William H. Wood              5,537,284            104,788

          Stephen Nevitt and Edward Seidenberg, Class II Directors, and Thomas Oliveri, a Class III Director, continue to serve as directors.
          The Class II Directors' terms expire at the 2006 Annual Meeting and the Class III Director's term expires at the 2007 Annual Meeting.

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

                                  Global Payment Technologies, Inc.
                                  ---------------------------------


                                  By:  s/ Thomas McNeill
                                       -----------------------------------------
                                          Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer
Dated:  May 9, 2005