Form 10-Q
period 2005-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2005-08-10
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                         11-2974651
------------------------------------                    ------------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)

425B Oser Avenue, Hauppauge, New York                            11788
-------------------------------------                   ------------------------
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


As of August 3, 2005, the registrant had a total of 6,218,201 Common Shares outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----

PART I.        FINANCIAL INFORMATION
--------       ---------------------

                                                                                                   Page Number
                                                                                                   -----------
      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited)
                         and September 30, 2004                                                          3

               Condensed Consolidated Statements of Operations - Nine Months ended
                        June 30, 2005 and 2004 (unaudited)                                               4

               Condensed Consolidated Statements of Operations - Three Months ended
                        June 30, 2005 and 2004 (unaudited)                                               5

               Condensed Consolidated Statements of Cash Flows - Nine Months ended
                        June 30, 2005 and 2004 (unaudited)                                               6

               Notes to Condensed Consolidated Financial Statements (unaudited)                     7 - 14

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                               15 - 21

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               21


      Item 4.  Controls and Procedures                                                                  21


PART II.       OTHER INFORMATION
--------       -----------------
      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              22

      Item 6.  Exhibits                                                                                 22


SIGNATURES                                                                                              22
----------


                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                         PART I. FINANCIAL INFORMATION
                         ------- ---------------------

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollar amounts in thousands, except share data)
                ------------------------------------------------


                                                                                   June 30,             September 30,
                                                                              -------------------     ------------------
                                                                                     2005                   2004
                                                                              -------------------     ------------------
                                                                                 (Unaudited)
ASSETS
------
     Current Assets:
         Cash and cash equivalents                                                $        2,296          $       3,453
         Accounts receivable, less allowance for doubtful
           accounts of $98 and $250, respectively                                            975                    385
         Accounts receivable from affiliates                                               3,690                  3,780
         Inventory                                                                         4,261                  2,573
         Prepaid expenses and other current assets                                           301                    404
         Income taxes receivable                                                               -                    115
                                                                              -------------------     ------------------
                        Total current assets                                              11,523                 10,710

         Investments in unconsolidated affiliates                                          2,091                  1,811
         Property and equipment, net                                                       1,862                  2,134
         Capitalized software costs, net                                                   1,169                  1,612
                                                                              -------------------     ------------------

     Total assets                                                                 $       16,645           $     16,267
                                                                              ===================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
     Current liabilities:
         Current portion of long-term debt, net of discount                       $           40           $        253
         Accounts payable                                                                  1,855                  2,273
         Accrued expenses and other current liabilities                                      985                  1,280
                                                                              -------------------     ------------------
                        Total current liabilities                                          2,880                  3,806

         Long-term debt, net of discount                                                      87                  1,354
                                                                              -------------------     ------------------
                        Total liabilities                                                  2,967                  5,160
                                                                              -------------------     ------------------

     Shareholders' equity:
         Common stock, par value $0.01; authorized 20,000,000 shares;
           issued 6,497,185 and 5,880,750, respectively                                       65                     59
         Additional paid-in capital                                                       13,444                 10,800
         Retained earnings                                                                 1,001                  1,283
         Accumulated other comprehensive income                                              667                    464
                                                                              -------------------     ------------------
                                                                                          15,177                 12,606
         Less: Treasury stock, at cost, 278,984 shares                                    (1,499)                (1,499)
                                                                              -------------------     ------------------

                        Total shareholders' equity                                        13,678                 11,107
                                                                              -------------------     ------------------

     Total liabilities and shareholders' equity                                   $       16,645           $     16,267
                                                                              ===================     ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                                                          Nine Months ended June 30,
                                                                      -----------------------------------
                                                                            2005                2004
                                                                      ---------------     ---------------
                                                                         (Dollar amounts in thousands,
                                                                       except share and per share data)
Net sales
   Affiliates                                                           $      8,873        $      5,430
   Non-affiliates                                                             11,997              11,691
                                                                      ---------------     ---------------
                                                                              20,870              17,121

   Cost of sales                                                              15,249              13,611
                                                                      ---------------     ---------------

   Gross profit                                                                5,621               3,510

   Operating expenses                                                          5,230               5,258
                                                                      ---------------     ---------------

   Income (loss) from operations                                                 391              (1,748)
                                                                      ---------------     ---------------

   Other (expense) income:
     Equity in (loss) income of unconsolidated affiliates                        (53)                 98
     Gain on sale of investment in unconsolidated affiliate                        -                  78
     Interest expense, net                                                      (615)               (224)
                                                                      ---------------     ---------------
   Total other (expense) income, net                                            (668)                (48)
                                                                      ---------------     ---------------

   Loss before provision for income taxes                                       (277)             (1,796)

   Provision for income taxes                                                      5                  11
                                                                      ---------------     ---------------

   Net loss                                                             $       (282)       $     (1,807)
                                                                      ===============     ===============

   Net loss per share:
     Basic                                                              $      (0.05)       $      (0.33)
                                                                      ===============     ===============
     Diluted                                                            $      (0.05)       $      (0.33)
                                                                      ===============     ===============

   Common shares used in computing net loss
   per share amounts:
     Basic                                                                 5,895,004           5,569,876
                                                                      ===============     ===============
     Diluted                                                               5,895,004           5,569,876
                                                                      ===============     ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                  (UNAUDITED)
                                  -----------



                                                                          Three Months ended June 30,
                                                                      -----------------------------------
                                                                            2005                2004
                                                                      ---------------     ---------------
                                                                         (Dollar amounts in thousands,
                                                                       except share and per share data)
Net sales
   Affiliates                                                           $      2,268        $      2,971
   Non-affiliates                                                              2,905               4,105
                                                                      ---------------     ---------------
                                                                               5,173               7,076

   Cost of sales                                                               3,912               5,406
                                                                      ---------------     ---------------

   Gross profit                                                                1,261               1,670

   Operating expenses                                                          1,816               1,601
                                                                      ---------------     ---------------

   (Loss) income from operations                                                (555)                 69
                                                                      ---------------     ---------------

   Other income (expense):
     Equity in income (loss) of unconsolidated affiliates                        213                 (30)
     Interest income (expense), net                                                2                (147)
                                                                      ---------------     ---------------
   Total other income (expense), net                                             215                (177)
                                                                      ---------------     ---------------

   Loss before provision for income taxes                                       (340)               (108)

   Provision for income taxes                                                      -                   -
                                                                      ---------------     ---------------

   Net loss                                                             $       (340)       $       (108)
                                                                      ===============     ===============

   Net loss per share:
     Basic                                                              $      (0.05)       $      (0.02)
                                                                      ===============     ===============
     Diluted                                                            $      (0.05)       $      (0.02)
                                                                      ===============     ===============

   Common shares used in computing net loss
   per share amounts:
     Basic                                                                 6,196,671           5,598,747
                                                                      ===============     ===============
     Diluted                                                               6,196,671           5,598,747
                                                                      ===============     ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                  (UNAUDITED)
                                  -----------



                                                                                    Nine Months ended June 30,
                                                                                -----------------------------------
                                                                                     2005                2004
                                                                                ---------------     ---------------
                                                                                   (Dollar amounts in thousands)
OPERATING ACTIVITIES:
   Net loss                                                                       $       (282)      $      (1,807)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Equity in loss (income) of unconsolidated affiliates                                   53                 (98)
     Gain on sale of unconsolidated affiliate                                                -                 (78)
     Depreciation and amortization                                                       1,801               1,177
     Provision for losses on accounts receivable                                            33                  51
     Provision for inventory obsolescence                                                  135                 135
     Issuance of stock options to a consultant                                              34                   -
     Changes in operating assets and liabilities:
           Increase in accounts receivable                                                (623)                (72)
           (Increase) decrease in accounts receivable from affiliates                      (43)                972
           (Increase) decrease in inventory                                             (1,822)                217
           Decrease (increase) in prepaid expenses and other assets                         22                (276)
           Decrease in income taxes receivable                                             115                 111
           (Decrease) increase in accounts payable                                        (418)                260
           Decrease in accrued expenses and other current liabilities                     (295)               (582)
                                                                                ---------------     ---------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (1,290)                 10
                                                                                ---------------     ---------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (306)               (291)
   Proceeds from sale of investment in unconsolidated affiliate                              -                 154
   Distributions from unconsolidated affiliates                                              -                 206
   Investments in unconsolidated affiliates                                                  -                 (51)
                                                                                ---------------     ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                       (306)                 18
                                                                                ---------------     ---------------

FINANCING ACTIVITIES:
   Net repayments of long term debt                                                        (53)             (1,793)
   Proceeds from the issuance of convertible debt                                            -               2,250
   Proceeds from the exercise of stock options                                             492                 148
                                                                                ---------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  439                 605
                                                                                ---------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (1,157)                633

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,453               1,220
                                                                                ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      2,296        $      1,853
                                                                                ===============     ===============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                       $         57       $          92
                                                                                ===============     ===============
   Income Taxes                                                                   $          7       $           -
                                                                                ===============     ===============

NON-CASH INVESTING ACTIVITIES
   Machinery acquired through capital lease                                       $        130       $           -
                                                                                ===============     ===============
NON-CASH FINANCING ACTIVITIES
   Reduction of convertible notes and increase in common stock
     and additional paid-in capital due to conversion of notes                    $      2,125       $           -
                                                                                ===============     ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2004 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards is not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost has been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Had the Company elected to recognize compensation expense for the stock option plan consistent with the method prescribed by SFAS 123, the Company's net income (loss) for the periods presented would have changed to the pro forma amounts as follows:



                                                                  Three Months Ended      Nine Months Ended
                                                                       June 30,                June 30,
                                                                     2005        2004        2005        2004
                                                                ----------  ----------  ----------  ----------
                                                                                  (Unaudited)
                                                                     (In thousands, except per share data)
Net loss attributable to common stock as reported                $   (340)   $   (108)   $   (282)   $ (1,807)

Deduct: Total stock-based employee compensation expense
       determined under fair value method for all awards,
       net of related tax effects                                    (121)       (120)       (378)       (377)
                                                                ----------  ----------  ----------  ----------
Pro forma net loss, attributable to common stock                 $   (461)   $   (228)   $   (660)   $ (2,184)
                                                                ==========  ==========  ==========  ==========

Net loss per common share:
       Basic - as reported                                       $  (0.05)   $  (0.02)   $  (0.05)   $  (0.33)
       Basic - pro forma                                         $  (0.07)   $  (0.04)   $  (0.11)   $  (0.39)
       Diluted - as reported                                     $  (0.05)   $  (0.02)   $  (0.05)   $  (0.33)
       Diluted - pro forma                                       $  (0.07)   $  (0.04)   $  (0.11)   $  (0.39)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $749,000 and $770,000, as of June 30, 2005 and September 30, 2004, respectively, consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income (loss).

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:


                                  (in thousands)
                                June         September
                              30, 2005       30, 2004
                           -------------   -------------

Raw Materials                   $ 3,078         $ 1,339
Work-in-process                     157             458
Finished Goods                    1,026             776
                           -------------   -------------
                                $ 4,261         $ 2,573
                           =============   =============

NOTE E - DEBT
-------------

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the nine months ended June 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the nine months ended June 30, 2005.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. Amortization for the three and nine months ended June 30, 2005 was $0 and $568,000, respectively. Amortization amounted to $113,000 and $132,000 for the three and nine months ended June 30, 2004, respectively. As of March 31, 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.


On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory.
Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the nine months ended June 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At June 30, 2005, no amounts were outstanding under the MBN or the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at June 30, 2005 was $127,000.

Outstanding debt as of June 30, 2005 is as follows (in thousands):


                                                       Capital
                                          Total         Lease           LOC            CTN
                                       ------------  ------------   ------------   ------------
Total debt                               $     141     $     141      $       -      $       -
Less unamortized debt discount                   -             -              -              -
Less amount representing interest              (14)          (14)             -              -
                                       ------------  ------------   ------------   ------------
Net                                            127           127              -              -
Less current portion                           (40)          (40)             -              -
                                       ------------  ------------   ------------   ------------
Long term debt                           $      87     $      87      $       -      $       -
                                       ============  ============   ============   ============


                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

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


NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and nine months ended June 30, 2005 and 2004, the Company's comprehensive income
(loss) is as follows:


                                       (in thousands)                     (in thousands)
                                 Three months ended June 30,       Nine months ended June 30,
                                    2005             2004              2005             2004
                                ------------     ------------     -------------    -------------
Net loss                          $    (340)       $    (108)       $     (282)      $   (1,807)
Other comprehensive
  income (a)                            (47)             (89)              203              289
                                ------------     ------------     -------------    -------------
Comprehensive income (loss)       $    (387)       $    (197)       $      (79)      $   (1,518)
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


                                 (in thousands)                            (in thousands)
                           Three months ended June 30,                Nine months ended June 30,
                            2005                 2004                 2005                 2004
                      ---------------     ----------------     ----------------     ----------------
Stock options                    885                  687                  885                  687
Stock warrants                   200                  200                  200                  200
Convertible Debt                   -                  528                    -                  528
                      ---------------     ----------------     ----------------     ----------------
Total                          1,085                1,415                1,085                1,415
                      ===============     ================     ================     ================


                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:



                                               Nine Months Ended                               Nine Months Ended
                                                 June 30, 2005                                    June 30, 2004
                                       (In thousands, except per share data)          (In thousands, except per share data)
                                   -------------------------------------------      -------------------------------------------
                                     Net income     Shares        Per Share           Net income      Shares       Per Share
                                     (Numerator)  (Denominator)    Amounts           (Numerator)   (Denominator)    Amounts
                                   -------------  -------------  -------------      -------------  -------------  -------------
Net loss                             $     (282)                                      $   (1,807)

Basic EPS
---------
Net loss attributable to                   (282)       5,895.0      $   (0.05)            (1,807)       5,569.9     $    (0.33)
Common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                    -              -              -                  -              -              -
                                   -------------  -------------  -------------      -------------  -------------  -------------

Diluted EPS
-----------
Net loss attributable to
Common stock and assumed option
and warrant exercises                $     (282)       5,895.0      $   (0.05)        $   (1,807)       5,569.9     $    (0.33)
                                   =============  =============  =============      =============  =============  =============



                                               Nine Months Ended                               Nine Months Ended
                                                 June 30, 2005                                    June 30, 2004
                                       (In thousands, except per share data)          (In thousands, except per share data)
                                   -------------------------------------------      -------------------------------------------
                                     Net income     Shares        Per Share           Net income      Shares       Per Share
                                     (Numerator)  (Denominator)    Amounts           (Numerator)   (Denominator)    Amounts
                                   -------------  -------------  -------------      -------------  -------------  -------------

Net loss                             $     (340)                                      $     (108)

Basic EPS
---------
Net loss attributable to                   (340)       6,196.7      $   (0.05)              (108)       5,598.7     $    (0.02)
Common stock
Effect of dilutive securities
-----------------------------
Stock options and
 warrants                                     -              -              -                  -              -              -
                                   -------------  -------------  -------------      -------------  -------------  -------------

Diluted EPS
-----------
Net loss attributable to
Common stock and assumed option
and warrant exercises                $     (340)       6,196.7      $   (0.05)        $     (108)       5,598.7     $    (0.02)
                                   =============  =============  =============      =============  =============  =============



                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------

Net  sales  to   unconsolidated   affiliates   and  accounts   receivable   from
unconsolidated affiliates for the respective periods are as follows:



                          (in thousands)                        (in thousands)
                      Net sales to affiliates              Net sales to affiliates
                    Three months ended June 30,           Nine months ended June 30,
                        2005             2004                2005             2004
                  ---------------  ---------------     ---------------  ---------------
Australia           $      2,268     $      2,971        $      8,872     $      5,112
Abacus-UK                      -                -                   1                -
South Africa                   -                -                   -              318
                  ---------------  ---------------     ---------------  ---------------
                    $      2,268     $      2,971        $      8,873     $      5,430
                  ===============  ===============     ===============  ===============


                           (in thousands)
                        Accounts receivable
                         from affiliates:
                       June          September
                     30, 2005         30, 2004
                  ---------------  ---------------
Australia           $      3,690     $      3,632
Abacus-UK                      -              148
South Africa                   -                -
                  ---------------  ---------------
                    $      3,690     $      3,780
                  ===============  ===============


Effective January 15, 2004, the Company's remaining interest in its South Africa affiliate was sold. Sales through January 14, 2004 are included in the affiliate sales data. Accounts receivable from affiliates at June 30, 2005 and September 30, 2004 exclude amounts from such entity.


NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' results for the nine months ended March 31, 2005 and 2004. The following summary financial information reflects the combined assets and liabilities of Global Payment Technologies Australia Pty Limited ("GPTA") and eCash Management Pty Limited ("eCash") as of March 31, 2005 and 2004 and the combined operating results for the nine months ended March 31, 2005 and 2004. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $78,000 and $20,000 for the three months ended June 30, 2005 and 2004, respectively, and $80,000 and $43,000 for the nine months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, the Company increased (decreased) its equity in income of unconsolidated affiliates by $135,000 and ($50,000), respectively, and for the nine months ended June 30, 2005 and 2004, the Company (decreased) increased its equity in income of unconsolidated affiliates by
($133,000) and $55,000, respectively, which represents the (deferral) recognition of the Company's share of the gross profits on intercompany sales to its affiliates that (have not) have been recognized by these affiliates. Deferred gross profit of $635,000 and $502,000 as of June 30, 2005 and September 30, 2004, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. Summarized financial information for GPTA and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

All figures are in U.S. dollars (in thousands).


                             Nine Months Ended March 31,      Three Months Ended March 31,
                               2005             2004             2005             2004
                          ---------------  ---------------  ---------------  ---------------
Net sales                   $     10,998      $    10,765      $     2,706      $     3,288
Operating income                      90              358              133              112
Net income                           107              308              141              104



                               March            June
                             31, 2005         30, 2004
                          ---------------  ---------------

Current assets              $     10,730      $     8,255
Non-current assets                   671              695
Current liabilities               (7,276)          (5,264)
Non-current liabilities                -              (84)
                          ---------------  ---------------
Net assets                  $      4,125      $     3,602
                          ===============  ===============


NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

SFAS No. 123 (revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement (as further amended in April 2005) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the statement in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2004 through June 30, 2005:

                                                   (in thousands)
                                                       Amount
                                                  ---------------
Beginning Balance as of October 1, 2004              $       298
Deduct: Payments                                            (175)
Add: Provision                                               135
                                                  ---------------
Ending Balance as of June 30, 2005                   $       258
                                                  ===============

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

NOTE M - SHAREHOLDERS' EQUITY
-----------------------------

During the nine months ended June 30, 2005, the Company issued 118,000 common shares and received proceeds of $492,000 upon exercise of stock options, issued 323,000 common shares upon conversion of the CTN in the principal amount of $1,375,000, and issued 176,000 common shares upon conversion of the MBN in the principal amount of $750,000. In addition, during the nine months ended June 30, 2005, the Company granted 60,000 stock options to a consultant for the purchase of the Company's common stock at $4.20 per share. The options vest over two years and expire in 2007. The Company charged $2,000 and $34,000 to operations during the three and nine months ended June 30, 2005, respectively, representing the ratable value of the options granted with a corresponding increase to additional paid-in capital.


NOTE N - CONCENTRATIONS
-----------------------

The Company's largest customers for three and nine months ended June 30, 2005 represent the following percentages of net sales:


                             (in thousands)                    (in thousands)
                       Three months ended June 30,        Nine months ended June 30,
                         2005             2004             2005             2004
                    ---------------  ---------------  ---------------  ---------------
Net sales:
  Customer A              44%              42%              43%              30%
  Customer B              15%                *              17%                *
  Customer C                *              20%                *              15%


*    Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A is one of the Company's unconsolidated affiliates in Australia (see Note I).

                        Global Payment Technologies, Inc.
                                  June 30, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Nine months ended June 30, 2005 compared with nine months ended June 30, 2004
-----------------------------------------------------------------------------

Sales
Net sales increased by 21.9%, or $3,749,000, to $20,870,000 in the nine months ended June 30, 2005 as compared with $17,121,000 in the comparative prior-year period. This improvement was due to increased sales of $6,222,000 to the gaming market, primarily the result of increased demand from the Company's Australian affiliate and in Russia, partially offset by decreased sales of $2,473,000 to the beverage and vending market, as a result of significant cigarette tax increases in Germany. Gaming sales for the nine months ended June 30, 2005 were $19,073,000, or 91.4% of sales, as compared with $12,835,000, or 75.0% of sales, in the prior year period. Beverage and vending sales for the nine months ended June 30, 2005 were $1,797,000, or 8.6% of sales, as compared with $4,286,000, or
25.0 % of sales, in the prior year period.

Gross Profit
Gross profit increased to $5,621,000, or 26.9% of net sales, in the nine months ended June 30, 2005 as compared with $3,510,000, or 20.5% of net sales, in the comparative prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving a 21.9% sales increase while at the same time leveraging off of existing fixed manufacturing costs and achieving substantial improvements in purchasing costs of the Company's Aurora product.

Operating Expenses
Operating expenses decreased to $5,230,000, or 25.1% of sales, in the nine months ended June 30, 2005 as compared with $5,258,000, or 30.7% of sales, in the comparative prior-year period. This decrease of $28,000 was primarily the result of general reductions in operating expenses in the nine months ended June 30, 2005, partially offset by increased operating costs at the Company's UK affiliate.

Income Taxes
With respect to the provision for income taxes, the effective rate was a provision of 1.8% as compared with a provision of 0.6% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2005. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Income (Loss)
Net loss for the nine months ended June 30, 2005 was ($282,000), or ($0.05) per share, as compared with ($1,807,000), or ($0.33) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom, which are accounted for using the equity method, and South Africa, which was accounted for on a cost basis. On January 15, 2004 the Company sold its remaining ownership interest in its South African affiliate. In addition the Company owns controlling interests in consolidated subsidiaries in the United Kingdom, Russia, and the United States. Included in the results of operations for the nine months ended June 30, 2005 and 2004 are the Company's share of net (losses) profits of these affiliates of ($53,000) and $98,000, respectively, which includes ($133,000) and $55,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates which (have not) have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $80,000 and $43,000 for the nine months ended June 30, 2005 and 2004, respectively. In addition, on January 15, 2004, the Company

                        Global Payment Technologies, Inc.
                                  June 30, 2005

sold its remaining 5% ownership interest in its investment in its South African affiliate and recognized a gain on the sale of $78,000. Included in interest expense for the nine months ended June 30, 2005 and June 30, 2004 was $568,000 and $132,000, respectively, as a result of the amortization of debt discount. As of March 31, 2005 the term loan was fully repaid and the debt discount was fully amortized.

Three months ended June 30, 2005 compared with three months ended June 30, 2004
-------------------------------------------------------------------------------

Sales
Net sales decreased by 26.9%, or $1,903,000, to $5,173,000 in the three months ended June 30, 2005 as compared with $7,076,000 in the comparative prior-year period. This sales decrease was due to $451,000 less sales to the gaming market, primarily the result of reduced sales to the Company's Australian affiliate, partially offset by increased sales in Russia and Latin America and $1,452,000 less sales to the beverage and vending market as a result of significant cigarette tax increases in Germany. Gaming sales for the three months ended June 30, 2005 was $4,619,000, or 89.3% of sales, as compared with $5,070,000, or
71.7% of sales, in the prior year period. Beverage and vending sales for the three months ended June 30, 2005 were $554,000, or 10.7% of sales, as compared with $2,006,000, or 28.3 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $1,261,000, or 24.4% of net sales, in the three months ended June 30, 2005 as compared with $1,670,000, or 23.6% of net sales, in the comparative prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving substantial improvements in purchasing costs of the Company's Aurora and Argus products, and negatively affected by a 26.9% sales decrease while manufacturing costs were virtually unchanged. Historically, the Company's gross profit as a percentage of sales for the quarters ended June 2004, September 2004, December 2004, March 2005 and June 2005 was 23.6%, 25.2%, 26.1%, 29.4%, and 24.4%, respectively.

Operating Expenses
Operating expenses increased to $1,816,000, or 35.1% of sales, in the three months ended June 30, 2005 as compared with $1,601,000, or 22.6% of sales, in the comparative prior-year period. This increase of $215,000 includes increased staffing costs, travel, stockholder relations and software consulting fees, reduced by lower shipping costs due to decreased sales.

Income Taxes
With respect to the provision for income taxes, the effective rate was 0% in both the current and prior-year periods. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2005. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter was ($340,000), or ($0.05) per share, as compared with ($108,000), or ($0.02) per share, in the comparative prior-year period. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom, which are accounted for using the equity method. In addition the Company owns controlling interests in consolidated subsidiaries in the United Kingdom, Russia, and the United States. Included in the results of operations for the three months ended June 30, 2005 and 2004 are the Company's share of net profits (losses) of these affiliates of $213,000 and ($30,000), respectively, which includes $135,000 and ($50,000), respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have (have not) been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $78,000 and $20,000 for the three months ended June 30, 2005 and 2004, respectively. Included in interest expense for the three months ended June 30, 2005 and June 30, 2004 was $0 and $113,000, respectively, as a result of the amortization of debt discount. As of March 31, 2005 the term loan was fully repaid and the debt discount was fully amortized.

                        Global Payment Technologies, Inc.
                                  June 30, 2005

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At June 30, 2005, the Company's cash and cash equivalents were $2,296,000 as compared with $3,453,000 at September 30, 2004. A significant portion of the Company's cash balance in the amount of $749,000 and $770,000, as of June 30, 2005 and September 30, 2004, respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. As a result of the Company's cash balances and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the nine months ended June 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the nine months ended June 30, 2005.

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. Amortization for the three and nine months ended June 30, 2005 was $0 and $568,000, respectively. Amortization amounted to $113,000 and $132,000 for the three and nine months ended June 30, 2004, respectively. As of March 31, 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the nine months ended June 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At June 30, 2005, no amounts were outstanding under the MBN or the RN. The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

                        Global Payment Technologies, Inc.
                                  June 30, 2005

Net cash used in operating activities was ($1,290,000) in the nine months ended June 30, 2005. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,774,000, decreased prepaid expenses and other assets of $22,000, and decreased income taxes receivable of $115,000, reduced by, increased accounts receivable of $666,000, primarily due to a shift in sales from customers with payment terms of cash in advance, primarily in Russia and Latin America, to customers with payment terms in excess of 60 days in other parts of the world, increased inventory of $1,822,000, primarily the result of an increase in the Company's Aurora product due to lower Russian orders and the slowdown in the German cigarette vending market, due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, decreased accounts payable of $418,000 and decreased accrued expenses and other current liabilities of $295,000. Further, the timing and size of the Company's future Aurora sales orders, coupled with the continued commitments to receive certain component parts, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages. Net cash provided by operating activities was $10,000 in the nine months ended June 30, 2004. This amount was due to decreased accounts receivable of $900,000, primarily due to lower sales this period and continued steady collections of prior accounts receivable, increased accounts payable of $260,000, decreased inventory of $217,000 and decreased income taxes receivable of $111,000, offset, in part by, a net loss for the period, adjusted for non-cash items, of ($620,000), decreased accrued expenses and other current liabilities of $582,000 and increased prepaid expenses and other assets of $276,000 (primarily the result of $226,000 of bank closing fees paid and being amortized over the life of the loan).

Net cash (used in) provided by investing activities for the nine months ended June 30, 2005 amounted to ($306,000) as compared with $18,000 in the prior-year period. Investments in property and equipment in the nine months ended June 30, 2005 amounted to $306,000 as compared with $291,000 in 2004. In addition, for the nine months ended June 30, 2004 the Company invested $51,000 in its South African affiliate for working capital purposes. On January 15, 2004, the Company sold its remaining 5% interest in its South African affiliate and received proceeds of $154,000 and recognized a gain on the sale of $78,000. The Company also received a dividend distribution of $206,000 from its Australian affiliate in the nine months ended June 30, 2004.

Cash provided by financing activities in the nine months ended June 30, 2005 and 2004 includes net (repayments) borrowings of ($53,000) and $457,000, respectively. As discussed above, on March 16, 2004, the Company received proceeds of $1,500,000 from the sale of convertible debt and warrants and also entered into a $2,500,000 credit facility, of which the entire amount was available at June 30, 2005. In the nine months ended June 30, 2005 and 2004, the Company received $492,000 and $148,000, respectively, from the exercise of stock options.

At June 30, 2005, future minimum payments under non-cancelable operating leases and payments to be made for long-term debt maturing over the next five years are as follows:

                                         (in thousands)
            Fiscal Year           Operating Lease Debt Repayments
         ------------------      ---------------  ---------------
               2005                 $       104     $         10
               2006                         319               41
               2007                           -               45
               2008                           -               31
            Thereafter                        -                -
                                 ---------------  ---------------
              Total                 $       423     $        127
                                 ===============  ===============




In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of June 30, 2005, the Company had purchase order commitments of approximately $6.4 million to receive inventory of $3.0 million in fiscal 2005 and $3.4 million thereafter.

                        Global Payment Technologies, Inc.
                                  June 30, 2005

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

Capitalized Software Costs:
---------------------------
Based upon achieving technological feasibility through a detailed program design for the Argus(TM) and Aurora products, the Company has capitalized the cost of software coding and development of these products, and reflects the amortization of these costs in cost of sales. The annual amortization is calculated using the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The estimation of both future sales of products as well as the life of the product are critical estimates that are affected by both internal and external factors that might affect the Company's estimates. If the useful life is reduced, or sales projections fall short of the estimation, amortization expense will increase.

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

Warranty Policy:
----------------
The Company provides for the estimated cost of product warranty at the time related sales revenue is recognized. Furthermore, the Company warrants that its products are free from defects in material and workmanship for a period of one year, or almost two years relating to its Argus, Aurora, SA-4, and Advantage products, from the date of initial purchase. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers.

Reserve for Uncollectible Accounts Receivable:
----------------------------------------------
The Company's accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past collection experience. To the extent that our experience changes, global economic conditions deteriorate or our customers experience financial difficulty, our reserve may need to increase.

                        Global Payment Technologies, Inc.
                                  June 30, 2005

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

Debt Discounts:
---------------
Pursuant to the Securities Purchase Agreement the Company received proceeds of $1,500,000 from the issuance of the CTN in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock. The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. During the nine months ended June 30, 2005, Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the conversion of the balance of the CTN, the entire amount of debt discount has been recognized as interest expense and charged to operations.

                        Global Payment Technologies, Inc.
                                  June 30, 2005

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

                        Global Payment Technologies, Inc.
                                  June 30, 2005

                           PART II. OTHER INFORMATION
                           -------- -----------------


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between May 12, 2005 and June 14, 2005, the Company issued 14,052 shares of its common stock to Laurus Master Fund, Ltd. ("Laurus") upon the conversion of $59,862 of the aggregate principal amount of a $750,000 secured minimum borrowing note ("the MBN"), dated as of March 15, 2004, made by the Company in favor of Laurus. The issuance of the MBN to Laurus and the conversion terms of the MBN were previously reported by the Company in a Current Report on Form 8-K dated March 16, 2004. No sales commissions were paid in connection with this transaction. The shares of the Company's common stock issued to Laurus upon the partial conversion of the MBN were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


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

Dated:  August 10, 2005