Form 10-K
period 2005-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2005-12-16
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2005
                  --------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148
                                                -------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                11-2974651
--------------------------------------------------------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

                   425B Oser Avenue, Hauppauge, New York   11788
                   -----------------------------------------------
               (Address of principal executive office)   (Zip Code)

Registrant's telephone number, including area code         631-231-1177
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is shell company (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on March 31, 2005, was approximately $34,400,000.

     As of December 9, 2005, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

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

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), the Company's South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of GPTHL's non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. The Company had a 30% interest in IPS. GPTHL held the exclusive distribution rights to the Company's products in the South African region. On January 18, 2001, GPTHL merged its operations with Vukani Gaming Corporation ("Vukani") (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). By virtue of the agreement, the Company's ownership of GPTHL was reduced from 23.5% to approximately 5%. In March 2002, the Company exercised its right to acquire shares from an existing shareholder, HCI, for $979,000, which increased the Company's ownership to 24.2%. In April 2003, the Company sold a significant portion of its investments in its South African affiliates. The Company received approximately $1.9 million in cash for the sale of its entire interest in IPS and a major portion of its interest in GPTHL. As a result of this transaction, which did not result in a gain or loss, the Company's ownership interest in GPTHL has been reduced from 24.2% to 5%. GPTHL's Vukani division is one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of the Company's advances and investments resulting in the Company recovering the carrying value of such advances and investments. On January 15, 2004, the Company sold its remaining 5% ownership interest in GPTHL for a gain of $78,000. GPTHL is currently a non-exclusive distributor of the Company's products in the South African region.

The Company has a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty. Ltd. ("GPTA"). This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis.

In June 2002, the Company and two other shareholders formed eCash Holdings Pty. Ltd.("eCash"), an Australian based company. This entity was formed to market, distribute, service and support Automated Teller Machines across Australia and New Zealand. The Company owns a 35% interest in this entity.

The Company owns 100% of Global Payment Technologies (Europe) Limited ("GPT-Europe"). This entity is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

In April 1999, the Company acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus-UK"), a UK-based software company. Abacus-UK has developed a cash management system, of which the Company's validators are a key component, primarily intended to serve the retail market. In February 2005, the Company exchanged its 25% equity interest for a 12.5% ownership interest in Evolve Corporation PLC ("Evolve-UK"). The exchange of ownership did not require the Company to make an additional investment. Evolve-UK owns 100% of Abacus-UK and Evolve 100, which provides integrated and stand-alone cash management systems to the retail industry for coin currency handling. In addition, the Company and a principal of Evolve-UK had formed Abacus Financial Management, Inc. USA("Abacus-USA"), which is 80% owned by the Company and has non-exclusive rights to distribute Evolve-UK's product in the USA. To date, Abacus-USA has not had material operations.

In fiscal 2004, the Company established a wholly owned subsidiary in Moscow, Russia ("GPT-Russia") to provide local service of the Company's products.

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

The Company's net sales grew from approximately $35,000 in fiscal 1989 (its first year of operations) to its high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at the Company's affiliates. During fiscal 2000 the Company significantly reduced inventory at its affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000. In fiscal 2001, sales increased 43% to $32.2 million primarily as a result of increased demand for our products in both Australia and Russia, as well as the addition of several new customers during the year. In fiscal 2002, sales decreased 14% to $27.7 million as a result of customers lowering their inventory and taking advantage of the Company's shorter lead-times on its Argus gaming validator, certain product issues which have since been resolved, as well as softer worldwide economic conditions. In fiscal 2003, sales decreased 5.9% to $26.1 million as a result of reduced sales in Eastern Europe which were hindered by initial product issues, which have since been resolved, offset in part by sales of the Company's new vending product which commenced in January 2003. With the launching of its new beverage and vending product in fiscal 2003 the Company achieved an increase in its beverage and vending sales to $5.7 million as compared to $2.2 million in fiscal 2002. Beverage and vending products represented 21.7% of the Company's sales in fiscal 2003 as compared with 8% in fiscal 2002. In fiscal 2004, sales decreased 6.5% to $24.4 million primarily due to $4.3 million in lower sales of the Company's gaming products to its Australian affiliate offset, in part, by a $1.7 million increase in sales of the Company's Aurora product to both the vending and gaming markets and a $637,000 increase in sales to the South African gaming market. Gaming sales for fiscal 2004 were $19.304 million, or 79.2% of sales, as compared with $20.417 million, or 78.3% of sales, in fiscal 2003. Beverage and vending sales for fiscal 2004 were $5.077 million, or 20.8% of sales, as compared with $5.659 million, or 21.7% of sales in fiscal 2003. Net sales for fiscal 2005 increased by 6.2% to $25.886 million as compared with $24.381 million in fiscal 2004. This increase was due to increased sales of $3.821 million to the gaming market, primarily the result of increased demand from the Company's Australian affiliate and in Russia, offset by decreased sales of $2.316 million to the beverage and vending market, as a result of significant cigarette tax increases in Germany. Gaming sales for fiscal 2005 were $23.150 million, or 89.4% of sales, as compared with $19.304 million, or 79.2% of sales, in fiscal 2004. Beverage and vending sales for fiscal 2005 were $2.736 million, or 10.6% of sales, as compared with $5.077 million, or 20.8% of sales in fiscal 2004.

The Company's international sales amounted to 93%, 86%, and 90% of net sales in fiscal 2005 2004 and 2003, respectively. Management believes the international markets for currency validation systems in both gaming and beverage and vending may grow at a faster rate than in the United States and, therefore, may represent the Company's best long-term growth opportunity.

Marketing Strategy

The Company has continued to focus its marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which have tended to focus primarily on the broader, higher-volume market using standardized product configurations. Our approach in the worldwide gaming market was initially a "niche" strategy that allowed the Company to develop a strong international customer base that originally started with manufacturers too small to attract the larger competitors. With development completed and the commencement of sales of our Argus(TM) and Aurora products in January 2001 and January 2003, respectively, and the launch of our new

"Advantage" and "SA-4" products in fiscal 2005, this strategy will continue, and be broadened paying particular attention to markets which have the largest opportunity for growth. The Company has both gained new customers and retained existing customers based on its strength internationally and its reputation for working closely to adapt to customers' needs. The Company is continuing to market directly to the OEMs and operators in Eastern Europe in an effort to regain lost market share due to initial product issues on its Argus product, which have since been resolved. During the second half of fiscal 2004 and during fiscal 2005, the Company has achieved significant increases in gaming sales with Aurora in this part of the world. The Company will continue to attempt to strengthen and grow its relationships with the OEMs through joint marketing and advertising efforts and by creating country-specific currency databases and customization, which will allow OEMs an opportunity to seek new potential markets worldwide. Today the Company has in excess of 75 country-specific databases and 17 multi-country databases, which it believes is one of the largest database libraries in the industry. Further, it plans to continue to build a large library of databases for its newest products, as well as adding to its existing Argus and Aurora databases.

As a result of the Company's launch of its Aurora product in fiscal 2003, it has increased its Aurora revenue from $5.3 million in fiscal 2003, to $7.0 million in fiscal 2004, to $8.1 million in fiscal 2005. In fiscal 2003 the Company signed a four year supply contract, valued in excess of $10,000,000, with tobaccoland Automaten GmbH & Co, a German based cigarette-vending operator with over 200,000 machines or approximately 25% of the German market share. However, since the last quarter of fiscal 2004 the overall German tobacco vending industry has faced significant volume shortfalls due to government increases in cigarette taxes. During this timeframe, however, the Company more than offset the loss in revenue from this industry segment by successfully and substantially penetrating sales into the Russian gaming market with its Aurora product, originally dubbed the "beverage and vending" product. As a result of this progress GPT has increased its Aurora sales year over year by penetrating into both the beverage and vending industry as well as the gaming industry, thus increasing its customer base as well as the venues and markets Aurora serves. The Company will continue to search for new growth opportunities both domestically and internationally for all its products. The Company believes it is in position to gain additional business with its Aurora product based on its acceptance as a currency validator for a number of growing markets worldwide. By leveraging the Company's international relationships, the Company will seek growth opportunities in the domestic gaming sector, as the United States is viewed as an important target for expansion by several of our major OEM customers. Further, the Company has launched its Advantage and SA-4 products in fiscal 2005 and believes they will provide an opportunity for the Company to penetrate the domestic gaming market as well as other international markets.

In the gaming venue, the Company markets its products principally to the OEMs as well as the end-users (i.e., casino operators) who purchase slot machines from the OEMs to help ensure that the Company's validator products will be specified as the product of choice in new orders. The Company has also provided direct operator technical training and participation in seminars with the Company's OEM customers. By marketing directly to the end-users in conjunction with the OEMs, the Company expects its products will gain acceptance as its customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of the Company's competition. Since 1999, the Company has offered programs and plans designed to elevate the level of our customers' product knowledge. Such programs and plans included the development of formally documented maintenance schedules and similar programs, which are proposed to customers. These maintenance programs are being offered in coordination with the Company's OEM customers, and are intended to broaden awareness of the Company and its products within the gaming industry and as a result increase sales. Additionally, the Company is focusing its marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate itself from the competition. This overall strategy allows the Company's products to continue to demonstrate the high level of performance and quality achieved in many markets throughout the world.

The Company's marketing strategy for the significantly larger worldwide beverage and vending industry is very similar to that of the Company's gaming strategy. During fiscal 2002, the Company completed its field trials of the Aurora product and initiated its sales campaign. During fiscal 2003, with sales of its new Aurora product commencing in January 2003, the Company achieved a significant $3.5 million increase in beverage and vending sales to $5.7 million. Throughout fiscal 2004, 2005, and into fiscal 2006, the Company has and will continue to market and sell its Aurora product through its already existing distribution channels, as well as through the creation of additional alliances and sales channels to further penetrate this market. The beverage and vending industry's requirement for currency validation equipment is more than $375 million per annum, or three times that of the gaming market. In addition, further penetration into the beverage and vending market, as well as the gaming market, will allow the Company to achieve further diversification and, if successful, could reduce its reliance on any one market as well as expand its customer base.

The Company's overall sales and marketing strategy in the worldwide gaming and beverage and vending industries is to deliver a high quality product supported by local sales and service in order to make the Company's products the market standard for currency validation products. The Company has successfully pursued this strategy in Australia, South Africa, Latin America and Russia where the Company's products are accepted as the industry standard in the gaming market. Toward this end, the Company has sales and service offices in London and Moscow as well as a joint venture that provides local sales and service in Australia. It also has distributors in Russia, Italy, Southeast Asia, Latin America, the Middle East and South Africa.

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

Products

Since inception, the Company has endeavored, through its research and development and manufacturing efforts, to provide products that meet the specific performance requirements of its customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. The Company spent approximately $55,000, $75,000 and $150,000 during fiscal 2005, 2004 and 2003, respectively, on research and development. The Company's research and development consists primarily of efforts to expand its product lines into new applications, as well as to achieve improvements in technology.

The Company's product development efforts have been focused on the design of its latest generation of validator products, the first of which was Argus(TM), its gaming validator. The Company began selling Argus(TM) in January 2001. Sales of this product represented 19%, 63%, 54%, 51% and 50% of unit validator sales in fiscal 2001, 2002, 2003, 2004 and 2005, respectively. In the summer of 2002, the Company completed the development of its new product designed specifically to address the requirements of the vending industry. Following successful field trials during the summer and fall of 2002, the Company commenced its sales and marketing campaign which led to sales commencing in January 2003 on its new product called "Aurora". Sales of this product represented 29%, 43% and 48% of unit validator sales in fiscal 2003, 2004 and 2005, respectively. Building from its engineering libraries, the Company has launched several new products, including "Advantage" and "SA-4", during fiscal 2005 that the Company anticipates will provide the Company additional flexibility in meeting its customers' needs in both the domestic and international gaming markets. For Argus(TM) and Aurora products, the Company has, since achieving technological feasibility through a detailed program design, capitalized the cost of software coding and development, and reflects the amortization of these costs in cost of sales.

The Company's principal products in fiscal 2005 include Argus(TM) and Aurora and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, the Company planned for a shift in demand toward its Generation II product line and such sales amounted to 58% of unit sales. During fiscal 2000, 2001 and 2002, this shift continued and Generation II and Argus(TM) product line sales accounted for 76%, 89% and 92%, respectively of unit sales. The Argus product has been designed to be a drop-in replacement for Generation II products and is focused toward bringing new technological features to the marketplace. During fiscal 2002 and fiscal 2003, sales substantially shifted from the Company's Generation II product line to its Argus(TM) product line, which represented 63% and 80% of gaming validator sales. This shift increased further in the fourth quarter of fiscal 2003 and represented 96% of gaming sales. This shift, coupled with the Company's increased marketing efforts on Argus, rather than its Generation II product line resulted in an increased inventory reserve in the fourth quarter of 2003. During fiscal 2004, the Company commenced a phase out program on this product, however; we will maintain field service and support for warranty repairs for several more years. The Company believes it has adequately reserved for inventory obsolescence for the shift in demand from its Generation I products and Generation II products to its Generation III products.

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to 3.35 inches in width), in all 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. Argus is equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. In the future, the Company plans to explore the option of integrating smart-card and mag-card technologies with its existing products. The Argus sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM). The Generation III product line offers a "soft drop analyzer" ("SDA") option. This patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by the Company, to a personal computer allowing instant feedback/tracking for the machine operator.

Aurora is the Company's first validator specifically designed for the worldwide beverage and vending industries. Aurora is an injection-molded modular design that can be used in the up-stack or down-stack orientation and uses state of the art optics in its internal sensor system with the Company's patented RGBI optical array. With field trials completed in the fall of 2002 and sales commencing in January 2003, this product has quickly replaced most sales of the Company's M-125 and M-150 products. This product originally targeted for the beverage and vending industry has also been aggressively marketed in the un-regulated gaming market in 2004 and 2005 with substantial penetration. The Company will continue marketing efforts in both venues during fiscal 2006. As with Argus, Aurora is designed to be a one size fits all validator that essentially uses the same hardware for every currency in the world.

The Company's newest products launched in fiscal 2005 are Advantage and SA-4. Advantage is a worldwide note validator, which meets the U.S. industry footprint, and can handle bills up to 3.35 inches in width. Advantage uses the latest DSP chip set for a 20X increase in speed, which decreases the time it takes to validate to less than half a second. The DSP chip enables the use of advanced algorithms, which significantly improve security and performance. The Advantage sensor system has the Company's patented Red, Green, Blue and Infrared
(RGBI) optical array and an industry standard bar-code reader that is compatible with the various Ticket-In Ticket-Out (TITO) systems currently found on many casino floors worldwide. The newly designed precision mechanism and side-looking optical system increases the sensitivity of the Advantage currency validator to detect fraud attempts. The number of different notes retained in a single database memory is expandable from 40 to 128 in all four directions, which enables Advantage to securely validate multiple currencies without the need to re-program.

SA-4 is a worldwide note validator that can handle bills up to 3.35 inches in width while holding a database of up to 128 different bank notes in four directions, which enables SA-4 to securely validate multiple currencies without the need to re-program. The DSP chip enables the use of advanced algorithms, which significantly improve security and performance. The SA-4 sensor system has the Company's patented Red, Green, Blue and Infrared (RGBI) optical array and an industry standard bar-code reader that is compatible with the various Ticket-In Ticket-Out (TITO) systems currently found on many Casino floors worldwide. Many countries use magnetic ink to increase the security of their currency. The SA-4 currency validator contains a new high-sensitivity magnetic circuit that doubles the sensitivity to detect these inks. SA-4 contains front and rear sensors, which guarantee the detection of critical bill position information. SA-4 supports the various industry-standard communication protocols commonly used for vending, gaming, and video lottery machines.

Product Performance and Warranties

The Company's validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with the Company's Generation III validators (Argus, Aurora, Advantage and SA-4). The Company or its authorized service agents will repair or replace any units that require warranty service. The Company does not warrant that its validators will reject all counterfeit currencies and believes that there is no commercially available validator that is counterfeit-currency-proof or warranted as such. To support its increasing international market presence, the Company has expanded its warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, Russia, Latin America, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while the Company's primary product support in these markets is in the form of warranty parts. The Company expects to expand its international service capabilities during 2006 as opportunities arise. Over the last three years, the Company's cost of warranting its products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as product performance. Warranty expense for 2005, 2004 and 2003 was $176,000, $198,000, and $327,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts the Company's primary sales and marketing efforts in both the domestic and international markets. The Company has a joint venture providing local sales and service in the key market of Australia and Company-owned sales and service offices in London and Moscow. In addition, the

Company has distributors in Russia, Italy, Southeast Asia, Latin America, the Middle East and South Africa. The overall sales and service network provides effective international coverage for the Company's products and customers and reflects the Company's commitment to providing superior service worldwide.

Customer Concentration

During fiscal 2005, the Company's largest customer, GPTA, accounted for approximately 40% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 89.4% of the Company's revenues, with the remaining 10.6% primarily from product applications in the beverage and vending industry. While the Company has diversified its sales mix with sales to the beverage and vending industry, increased sales to Russia, and added new accounts during the year, it continues to sell to a small group of OEMs in the gaming and beverage and vending industries. The Company must achieve significantly less dependence on several important customers by expanding into new countries, expanding its customer base and developing new products to increase the market size it can market to, such as domestic gaming and the mass market vending applications. Until such initiatives are achieved, the Company is at risk that lower demand for any one product or market, or a loss of a significant customer, can substantially impact its revenues and net income.

Manufacturing

Since 1995, the Company's operations have been conducted from a leased facility, currently 44,000 square feet, which houses the manufacturing and administrative functions in Hauppauge, New York.

The Company's manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. The Company routinely tests all components and has extensive "burn-in" procedures for the final assembled product. Direct control over fabrication, via its key suppliers, and testing permits the Company to shorten its production cycle and protect patented and proprietary technology. During fiscal 2000, the Company transitioned a portion of its manufacturing to demand flow technology. In addition, the Company has evaluated and will continue to evaluate its suppliers in an effort to reduce its total cost of manufacturing, a process that may include vendor consolidation and outsourcing.

As the Company began its transition to the Argus product line in fiscal 2001, it incurred increased costs related to lower volumes on the two product lines. As this transition was substantially completed during fiscal 2002, Argus was expected to be produced in a more efficient manner at a lower cost, and at the same time allowing the Company increased flexibility to meet customers' demand. In the fourth quarter of 2002 these improvements were more than offset by the significant reduction in sales and production. During fiscal 2003, the Company's introduction of its new Aurora product with higher initial purchase costs and increased initial manufacturing costs, coupled with overall lower sales volume than fiscal 2002 resulted in lower net margins for the year. The Company did, however, take action to significantly reduce its purchased component costs on Aurora and Argus by the end of fiscal 2003 by manufacturing and selling off, on a first-in first-out basis, its higher priced purchased components. In fiscal 2004, the Company continued its efforts to further reduce costs and to improve the margin on its Aurora product, and while improvements in purchasing costs and manufacturing efficiencies had been achieved by the end of fiscal 2004, the benefits were substantially realized during fiscal 2005. During fiscal 2006, while the Company continues its efforts to reduce product costs, including potential outsourcing, the most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce its current inventory levels.

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

Competition

The market for the Company's products is very competitive and the number of competitors and their product offerings have increased due to the growing worldwide marketplace. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. Additionally, certain of these companies have acquired competitors with synergistic product lines in an effort to offer a more complete product line. In 1998, Coin Controls Limited ("Coin Controls") acquired Ardac, Inc. ("Ardac"), a domestic currency validator manufacturer. Coin Controls had primarily focused on the validation of coins worldwide for the gaming and amusement industries. With the acquisition of Ardac, Coin Controls changed its name to Money Controls PLC ("MCP") and the two companies together had the ability to package its coin mechanism with a currency validator for both the gaming and beverage and vending industries. In November 1999 MCP announced, and subsequently completed, its agreement to be acquired by Coin Acceptors, Inc. ("Coinco"), a St. Louis-based supplier of primarily vending products. This resulted in Coinco being a competitor that has an integrated gaming and beverage and vending product line, as well as relationships in both industries. Similar competitors are Japan Cash Machines Co., Ltd. ("JCM") and Mars Electronics International ("MEI"), entities that have products able to serve both the gaming and the beverage and vending marketplaces.

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coinco. Such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, JCM, Ardac, International Currency Technologies, Sanyo, Conlux, Coegis and Cashcode Company, Inc. ("Cashcode") compete with the Company in the international beverage and vending market.

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

The Company historically has been more willing to address smaller markets than its larger competitors and expects to encounter increased competition as the markets addressed by its products continue to grow. Also, the Company has been willing to adapt its products to a variety of OEMs, which has allowed it to be flexible to expand when new markets open up to sales. The Company believes that performance, quality and protection against tampering and counterfeit currency are as important as price as competitive factors in the worldwide gaming marketplace.

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

The Company holds ten U.S. patents as follows: design for "Escrow Box for Coin Operated Machines," U.S. Patent No. D283,518 issued April 22, 1986; "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," U.S. Patent No. 4,884,671 issued December 5, 1989; "Anti-fraud Currency Acceptor," U.S. Patent No. 5,259,490 issued November 9, 1993; "Bill Accumulating and Stacking Device," U.S. Patent No. 5,322,275 issued June 21,

1994; "Soft Count Tracking System," U.S. Patent No. 5,630,755 issued May 20, 1997; "Paper Currency Validator (Side-Looking Sensors)," U.S. Patent No. 5,806,649 issued September 15, 1998; "Electrical Switch Connectors," U.S. Patent No. 5,842,879 issued December 1, 1998; "Stacker Mechanism for Stacking Bank Notes" U.S. Patent No. 5,899,452 issued May 4, 1999; "Apparatus and Method for Detecting a Security Feature in a Currency Note," U.S. Patent No. 6,104,036 issued August 15, 2000; and "Bank Note Validator (RGBI)" U.S. Patent No. 6,223,876 issued May 1, 2001. Certain patents cover technology used in the Company's first, second and third generation validator product lines and the remaining patents cover technology used in certain special models. In addition, on September 30, 1999 the Company filed a reissue application with the U.S. Patent and Trademark Office to amend and broaden the claims of U.S. Patent No. 5,630,755.

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

The Company licensed certain patented proprietary technology covered by U.S. Patent No. 5,630,755 to Ardac, Inc. in 1999. Such license settled a patent infringement suit initiated by the Company and provides for the payment of license fees based on unit sales of certain of Ardac's products.

In March 2004, the Company entered into a Cross-License Agreement with JCM whereby the Company granted JCM a non-exclusive, royalty-free license for U.S. Patent No. 5,630,755 and JCM granted the Company a non-exclusive, royalty-free license to use and install the ID-003 software in bill validators manufactured by or on behalf of the Company and sold by the Company.

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

Employees

On December 2, 2005, the Company had 102 employees, consisting of 3 executives; 9 sales and customer service representatives; 23 engineers and software developers, and technical support representatives; 14 materials, quality control and quality assurance personnel; 12 administrative and clerical personnel; and 41 assembly/manufacturing personnel. The Company believes its relationship with its employees is good.

Special Note Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on a limited base of customers for a significant portion of sales; the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the possible impact of competitive products and pricing; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international market in which the Company operates; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the relative strength of the United States currency; and other risks described in the Company's Securities and Exchange Commission filings.

Item 1A.         Risk Factors
-------          -------------

Not yet required to be described.

Item 1B.         Unresolved Staff Comments
--------         -------------------------

Not applicable.

Item 2.          Properties
-------          ----------

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2006, at an annual base rental of approximately $360,000 in fiscal 2005 and $278,000 in fiscal 2006. The Company believes this facility has excess capacity for its office and manufacturing needs and is currently reviewing its options to downsize the current facility or relocate its operations.

Item 3.          Legal Proceedings
-------          -----------------

There are no material legal proceedings pending against the Company.

Item 4.          Submission of Matters to a Vote of Security Holders
-------          ---------------------------------------------------

Not applicable.

                                     PART II

Item 5.          Market for Registrant's Common Equity, Related Stockholder
-------          ----------------------------------------------------------
                 Matters and Issuer Purchases of Equity Securities
                 -------------------------------------------------

a)       Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2004 and 2005.

                                               Common Stock
                                               ------------

         Quarter Ended                   High               Low
         -------------                   ----               ---

         December 31, 2003               3.65               3.05
         March 31, 2004                  4.25               3.16
         June 30, 2004                   4.06               3.15
         September 30, 2004              4.08               3.25
         December 31, 2004               6.00               3.60
         March 31, 2005                  7.63               5.40
         June 30, 2005                   7.00               3.81
         September 30, 2005              4.25               2.85

b)       Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 2, 2005 were 1,365 and 34, respectively.

c)       Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6.          Selected Financial Data
-------          -----------------------
FINANCIAL HIGHLIGHTS
--------------------
(In thousands, except earnings per share)
-----------------------------------------


Year Ended September 30                 2001     2002       2003       2004       2005
----------------------------------------------  --------   --------   --------   --------

Net sales                             $32,161   $27,713    $26,076    $24,381    $25,886
Net income (loss)                         806      (633)(1) (5,677)(2) (1,690)(3)   (573)
Diluted earnings (loss) per share        0.14     (0.11)(4)  (1.02)(4)  (0.30)(4)  (0.10)(4)
Total assets (5)                       26,466    24,030     17,775     16,267     16,714
Long-term debt obligations              2,800         0          0      1,354         79
Stockholders' equity                   17,550    17,026     11,677     11,107     13,371

(1) Includes an after-tax gain of $82,000 from the sale of the Company's unconsolidated China affiliate.
(2) Based on the Company's continued losses, and related uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of its deferred income tax asset, the Company recorded a full valuation allowance and related income tax expense in the fourth quarter of fiscal 2003.
(3) Includes a gain of $78,000 from the sale of the remaining portion of the Company's unconsolidated South African affiliate.
(4) The weighted average shares outstanding used in the calculation of diluted loss per share did not include potential shares outstanding because they were anti-dilutive.
(5) The Company, in connection with its fiscal 2002 annual audit, reclassified certain costs previously included in inventory, in the amount of $2,756,000 and $1,528,000 as capitalized software costs, and molds and tooling, respectively, as of September 30, 2001. This reclassification did not affect reported earnings, total assets, or stockholders' equity for any period.

QUARTERLY INFORMATION
---------------------
(In thousands, except earnings per share)
-----------------------------------------


Quarter Ended
                                    Dec. 31  Mar. 31  June 30  Sept. 30   Year
                                    -------  -------  -------  --------   ----
Fiscal 2004
-----------
Net sales                            $4,333   $5,712   $7,076   $7,260  $24,381
Gross profit                            815    1,025    1,670    1,832    5,342
Net income (loss)                      (988)    (711)    (108)     117   (1,690)
Basic income (loss) per share         (0.18)   (0.13)   (0.02)    0.02    (0.30)
Diluted income (loss) per share (1)   (0.18)   (0.13)   (0.02)    0.02    (0.30)

Fiscal 2005
-----------
Net sales                            $7,752   $7,945   $5,173   $5,016  $25,886
Gross profit                          2,024    2,336    1,261    1,246    6,867
Net income (loss)                       180     (122)    (340)    (291)    (573)
Basic income (loss) per share          0.03    (0.02)   (0.05)   (0.05)   (0.10)
Diluted income (loss) per share (1)    0.03    (0.02)   (0.05)   (0.05)   (0.10)

(1) The weighted average shares outstanding used in the calculation of diluted loss per share, for periods in which the Company had a net loss, did not include potential shares outstanding because they were anti-dilutive.

Item 7.          Management's Discussion and Analysis of Financial Condition and
-------          ---------------------------------------------------------------
                 Results of Operations
                 ---------------------

Results of Operations
---------------------

Fiscal year ended September 30, 2005 compared with September 30, 2004
---------------------------------------------------------------------

Sales
Net sales for fiscal 2005 increased by 6.2% to $25.886 million as compared with $24.381 million in fiscal 2004. This increase was due to increased sales of $3.821 million to the gaming market, primarily the result of increased demand from the Company's Australian affiliate and in Russia, offset by decreased sales of $2.316 million to the beverage and vending market, as a result of significant cigarette tax increases in Germany. Gaming sales for fiscal 2005 were $23.150 million, or 89.4% of sales, as compared with $19.304 million, or 79.2% of sales, in fiscal 2004. Beverage and vending sales for fiscal 2005 were $2.736 million, or 10.6% of sales, as compared with $5.077 million, or 20.8% of sales in fiscal 2004. Net sales to international customers accounted for 92.7% and 86.3% of net sales in fiscal 2005 and 2004, respectively.

Gross Profit
Gross profit increased to $6.867 million, or 26.5% of net sales, in fiscal 2005 as compared with $5.342 million, or 21.9% of net sales, in the prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving a 6.2% sales increase while at the same time leveraging off of existing fixed manufacturing costs and by improvements in purchasing costs and manufacturing efficiencies on the Company's Aurora product that were achieved by the end of fiscal 2004 and realized early in fiscal 2005. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce its current inventory levels. During fiscal 2005 the Company's gross profit as a percentage of sales for the quarters ended December 2004, March 2005, June 2005 and September 2005 were 26.1%, 29.4%, 24.4% and
24.8%, respectively.

Operating Expenses
Operating expenses in fiscal 2005 increased to $7.051 million, or 27.2% of net sales, as compared with $6.857 million, or 28.1% of net sales, in fiscal 2004. This increase of $194,000 is primarily the result of increased travel and stockholder relations expenses of $140,000 and $110,000, respectively, offset in part by reduced legal and professional fees of $72,000.

Income Taxes
With respect to the provision for income taxes, the effective rate was a benefit of 3.5% as compared with a benefit of 0.4% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at September 30, 2005. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
The net loss for fiscal 2005 was ($573,000), or ($.10) per share, as compared with ($1,690,000), or ($.30) per share, for fiscal 2004. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. The Company accounted for its United Kingdom affiliate using the equity method until February, 2005, when the Company exchanged its 25% interest in Abacus-UK for a 12.5% interest in Evolve-UK, which is now accounted for on a cost basis. The Company's affiliate in South Africa was accounted for on a cost basis until January 15, 2004, when the Company sold its remaining 5% ownership interest and recognized a gain on the sale of $78,000. Included in the results of operations for fiscal 2005 and 2004 are the Company's share of net profits of these affiliates of $203,000 and $108,000, respectively. In fiscal 2005 and 2004, equity in income of unconsolidated affiliates includes a decrease of $33,000 and $165,000, respectively, which represents the deferral of the Company's share of the gross profits on intercompany sales to its affiliates that have not been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $236,000 and $273,000 for fiscal 2005 and 2004, respectively. This decrease of $37,000 was primarily the result of lower sales and profits at the Company's Australian affiliates, partially offset, by the reversal of the valuation allowance of the deferred tax assets at the Company's eCash affiliate. In addition, the Company owns 100% of GPT-Europe and GPT-Russia, and owns 80% of Abacus-USA, the results of which are consolidated in the Company's financial statements. Included in interest expense for fiscal 2005 and 2004 was $568,000 and $242,000, respectively, as a result of the amortization of debt discount. As of March 31, 2005 the term loan was fully repaid and the debt discount was fully amortized.

Fiscal year ended September 30, 2004 compared with September 30, 2003
---------------------------------------------------------------------

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

Operating Expenses
Operating expenses in fiscal 2004 decreased to $6.857 million, or 28.1% of net sales, as compared with $9.758 million, or 37.4% of net sales, in fiscal 2003. This decrease of $2.901 million is primarily the result of the Company's completion of its cost reduction initiatives in December 2003, which related primarily to employee and employee related expenses, as well as operating expenses in fiscal 2003 including $405,000, as compared with none in fiscal 2004, for the amortization and write-down of the Company's smart card intangible asset resulting from the Company's decision to focus on its core operations and that it will not seek or be able to realize the benefits of this asset in future periods.


Income Taxes
With respect to the provision for income taxes, the effective rate was a benefit of 0.4% in fiscal 2004 as compared with a provision of 9.1% in fiscal 2003. This change in the effective tax rate is primarily the result of fiscal 2004 operating losses for which no benefit has been recognized. The Company has provided a full valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2003, and continues to provide a full valuation allowance at September 30, 2004, due to the Company's continued annual losses and the uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of those assets. This valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed.

Net loss
The net loss for fiscal 2004 was ($1,690,000), or ($.30) per share, as compared with ($5,677,000), or ($1.02) per share, for fiscal 2003. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia and the United Kingdom which are accounted for using the equity method. Its South African affiliate, however, was accounted for on a cost basis effective April 2003 until the final sale of that entity in January 2004, in which the Company recognized a gain on the sale in the amount of $78,000. Included in the results of operations for fiscal 2004 and 2003 are the Company's share of net profits of these affiliates of $108,000 and $676,000, respectively. In fiscal 2004 and 2003, equity in income of unconsolidated affiliates includes a (decrease) increase of ($165,000) and $225,000, respectively, which represents the (deferral) recognition of the Company's share of the gross profits on intercompany sales to its affiliates that (have not) have been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $273,000 and $451,000 for fiscal 2004 and 2003, respectively. This decrease of $178,000 is primarily the result of lower sales and profits at the Company's Australian affiliates, a result of the softer gaming market in Australia due principally to tighter gaming regulations and a slowing market. Until such time as the Australian market improves, or other export markets develop, the Company anticipates a continued reduction in the profitability at this affiliate. In addition, the Company owns 100% of GPT-Europe and GPT-Russia, and owns 80% of Abacus-USA, the results of which are consolidated in the Company's financial statements.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, fund inventory purchase commitments, and service principal and interest payments on the Company's indebtedness. At September 30, 2005, the Company's cash and cash equivalents were $3,108,000 as compared with $3,453,000 at September 30, 2004. A significant portion of the Company's cash balance in the amount of $744,000 and $770,000, as of September 30, 2005 and 2004, respectively, consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. As a result of the Company's cash balances and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the year ended September 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN.

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. Amortization for the years ended September 30, 2005 and 2004 was $568,000 and $242,000, respectively. As of March 31, 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the year ended September 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At September 30, 2005, no amounts were outstanding under the MBN or the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Net cash used in operating activities was ($434,000) in fiscal 2005. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,767,000, decreased prepaid expenses and other assets of $42,000, decreased accounts receivable of $824,000, and decreased income taxes receivable of $90,000, reduced by increased inventory of $2,830,000, primarily the result of an increase in the Company's Aurora product due to lower Russian orders and the slowdown in the German cigarette vending market, due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, decreased accounts payable of $181,000 and decreased accrued expenses and other current liabilities of $146,000. Net cash provided by operating activities was $1,741,000 in fiscal 2004. This amount was due to decreased inventory of $746,000 as a result of outsourcing and the commonality of the Generation III components, decreased income taxes receivable of $96,000 due to collections in 2004, decreased accounts receivable of $1,907,000, and net loss for the year, adjusted for non-cash items, of $126,000, offset, in part, by increased prepaid expenses and other current assets of $383,000, decreased accrued expenses and other liabilities of $600,000, and decreased accounts payable of 151,000. Net cash provided by operating activities amounted to $106,000 in fiscal 2003. This amount is due to decreased inventory of $955,000 as a result of outsourcing and the commonality of the Generation III components, decreased income taxes receivable of $652,000 due to collections in 2003, increased accrued expenses and other liabilities of $450,000, increased accounts payable of $363,000, decreased accounts receivable of $179,000, decreased prepaid expenses and other current assets of $113,000, and decreased other assets and capitalized software costs of $86,000, offset, in part, by a net loss for the year, adjusted for non-cash items of ($2,692,000). The Company sells its products primarily to international markets on terms generally greater than 30 days. Further the Company has agreements with its affiliates, which could extend payment terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, coupled with the continued commitments to receive certain component parts, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

Net cash (used in) provided by investing activities amounted to ($340,000) in fiscal 2005 as compared with ($38,000) in fiscal 2004 and $1,169,000 in fiscal 2003. In fiscal 2004 the Company received $154,000 from the sale of the remaining portion of its South African affiliate investment and in fiscal 2003 the Company received $1,877,000 from the sale of a significant portion of its South African affiliate investment. The Company provided net fundings and investments in its joint ventures of $51,000 in fiscal 2004 and $323,000 in fiscal 2003. Further, the Company received $206,000 and $21,000 in dividend distributions, primarily from its Australian affiliate, during fiscal 2004 and 2003, respectively. The remaining investing activities of $340,000 in fiscal 2005, $347,000 in fiscal 2004 and $406,000 in fiscal 2003 were for the purchase of property and equipment primarily for its manufacturing operations.

Net cash provided by (used in) financing activities consisted of net proceeds from issuance of convertible debt of $2,250,000 in fiscal 2004 and net repayments of bank borrowings of $63,000 in fiscal 2005 as compared with $1,868,000 in fiscal 2004 and $1,719,000 in fiscal 2003. The remaining cash provided by financing activities of $492,000 in fiscal 2005, $148,000 in fiscal 2004 and $60,000 in fiscal 2003 were from the issuance of stock upon the exercise of common stock options and warrants.

Commitments:
At September 30, 2005, future minimum payments under non-cancelable leases and principal payments to be made for long-term debt maturing over the next five years are as follows in ($000):

                                     Operating Lease       Debt Repayments
                                    ------------------   -------------------
Fiscal year ended September 30:
   2006                             $             384    $               41
   2007                                            61                    45
   2008                                            41                    31
                                    ------------------   -------------------
                                    $             486    $              117
                                    ==================   ===================

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of September 30, 2005, purchase order commitments approximated $6.0 million and will be used for production requirements during fiscal 2006 and beyond.

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

Inventory:
Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the carrying amount of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for the introduction of new technology or products by the Company and its competitors. These items, as well as the introduction of new technology on products, could result in future inventory obsolescence.

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

Warranty Policy:
The Company provides for the estimated cost of product warranty at the time related sales revenue is recognized. Furthermore, the Company warrants that its products are free from defects in material and workmanship for a period of one year, or almost two years in the case of its Argus, Aurora, SA-4, and Advantage products, from the date of initial purchase. The warranty does not cover any losses or damages that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers.

Reserve for Uncollectible Accounts Receivable:
At September 30, 2005, our accounts receivable balance was $3.3 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes or our customers experience financial difficulty our reserve may need to increase.

Investments in Unconsolidated Affiliates:
The Company applies the equity method of accounting to its investments (including advances) in entities where the Company has non-controlling ownership interests of 50% or less and exercises a significant influence on that entity. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations. The Company eliminates its pro rata share of gross profit on sales to its affiliates for inventory on hand at the affiliates at the end of the year. Effective February, 2005, when the Company exchanged its 25% interest in Abacus-UK for a 12.5% interest in Evolve-UK, it accounted for this investment on a cost basis. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments. Since April 2003, when the Company sold a significant portion of its investment in its South African affiliates which reduced its ownership in GPTHL from 24.2% to 5%, the Company accounted for its remaining investment on a cost basis. Effective January 15, 2004, the Company sold its remaining interest in this affiliate.

Long-Lived Assets:
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets as of September 30, 2005.

Income Taxes:
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to the impact of the fiscal 2005, 2004 and 2003 losses and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income, the valuation allowance will be reassessed.

Debt Discounts:
Pursuant to the Securities Purchase Agreement with Laurus the Company received proceeds of $1,500,000 from the issuance of the CTN in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock. The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the year ended September 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the conversion of the balance of the CTN, the entire amount of debt discount has been recognized as interest expense and charged to operations.

Stock-Based Compensation:
The Company observes the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") by continuing to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under its stock option plans. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, requiring quarterly SFAS No. 123 pro forma disclosure. The Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk
--------         ----------------------------------------------------------

Fiscal 2005 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has assessed, and will continue to assess, ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

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

The Company has a $2.5 million credit facility consisting of a secured revolving note of $1.75 million and a secured convertible minimum borrowing note of $750,000 with borrowings subject to interest at the bank's prime rate plus 150 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $2.5 million at September 30, 2005, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $25,000.

The Company has investments in privately held unconsolidated foreign companies for the purposes of conducting its business overseas and attaining its strategic objectives. These investments had a net carrying value of $2.2 million and $1.8 million at September 30, 2005 and 2004, respectively. These investments are included in Investments in Unconsolidated Affiliates and are accounted for using the equity method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and forecasts for such companies in assessing the net realizable values of the investments in these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary.


Item 8.          Financial Statements and Supplementary Data
-------          -------------------------------------------

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9.          Changes in and Disagreements With Accountants on Accounting and
-------          ---------------------------------------------------------------
                 Financial Disclosure
                 --------------------

On March 10, 2004 the Board of Directors of the Company dismissed KPMG, LLP ("KPMG") as its independent certified public accountants and appointed Eisner, LLP ("Eisner") to serve in their place. These actions were taken at the recommendation of the Company's Audit Committee.

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

Item 9A.         Controls and Procedures
--------         -----------------------

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

Item 9B.         Other Information
--------         -----------------

None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant
--------         --------------------------------------------------

a)       Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name                Age      Positions with the Company
----                ---      --------------------------

Richard E. Gerzof   60       Director, Chairman of the Board (1) (2) (3)
Edward Seidenberg   48       Director, Chairman of the Audit and
                             Compensation Committees (1) (2)
William H. Wood     63       Director, Chairman of the Nominating Committee (3)
Stephen Nevitt      57       President/Chief Executive Officer, Director (2) (3)
Thomas Oliveri      46       Executive Vice President and Chief Operating
                             Officer, Director
Thomas McNeill      43       Vice President, Chief Financial Officer and
                             Secretary

(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Nominating Committee

         Richard E. Gerzof has been Chairman of the Board of Directors since March 2004, Vice Chairman of the Board of Directors from May 2003 to March 2004, and a director of the Company since its inception in 1988. Mr. Gerzof has been a partner of Sun Harbor Manor, a nursing home, since 1974. He has also been a licensed real estate broker since 1982 and was a partner or principal in Sonom Realty Co., a property management and construction firm, from 1974 through 1992. He has also been a partner in the Frank's Steaks Restaurant chain since 1993.

         Edward Seidenberg has been a director of the Company since April 2003, Chairman of the Audit Committee from April 2003 to January 2004 and since January 2005, and Chairman of the Compensation Committee since January 2004. Since November 2000, Mr. Seidenberg has been Chief Operating Officer of InfoHighway Communications Corporation. He was previously President of the Company from March 1998 to November 2000, was Chief Operating Officer of the Company from March 1997 to November 2000, and a director of the Company from August 1996 to November 2000. From August 1996 to March 1998 he served as Vice President of the Company. From October 1995 to July 1996 he was Vice President and Chief Financial Officer of MCI Wireless, the country's largest non-facilities provider of cellular telephone service, and from March 1990 to September 1995 he was Vice President and Chief Financial Officer of Nationwide Cellular Service, Inc. Mr. Seidenberg received his BS in Accounting from State University of New York at Buffalo and his MBA in Finance from Emory University.

         William H. Wood has been a director of the Company since August 2004 and Chairman of the Nominating Committee since January 2005. He was President of the Company from January 1993 to March 1998 and served as Chief Executive Officer of the Company from April 1993 to May 1996. He was a director of the Company from May 1993 to March 1999. From April 1999 to July 2004 he was self employed in various consulting and sales assignments in the beverage and vending industries, and was engaged in community activities and private investments. From January 1990 until January 1993 he held various executive positions at Maytag Corp./Dixie Narco Division, including Director of Product Development (January 1990 to June 1990), Vice President, Engineering and Technical Resources (July 1990 to April 1992), and Vice President, Gaming and OEM Business (May 1992 to January 1993). From July 1990 to January 1993 he was also a corporate officer of Maytag Corp., with responsibilities in its Dixie Narco Division.

         Stephen Nevitt has been President and Chief Executive Officer of the Company since November 2005 and a director of the Company since January 2005. Since September 2003, he has been a partner in Solar Crossings LLC, an international marketing and sales agency that is consulting on the commercial launch of new sunglass technologies. From August 2000 through August 2003, Mr. Nevitt was a consultant to Bushnell Performance Optics, a leading global distributor of sunglasses, binoculars and range finders. From November 1976 to August 1995 Mr. Nevitt worked in a family sunglass business. In 1995 his company successfully completed an initial public offering trading under the name Solar-Mates, Inc. In 1997 the company acquired the Serengeti Eyewear division from Corning Inc. The company, now known as Serengeti Eyewear, Inc., was purchased by strategic buyers in August 2000. Mr. Nevitt served as President/CEO of the company from October 1992 to August 2000.

         Thomas Oliveri has been Executive Vice President and Chief Operating Officer of the Company since November 2005, he was President and Chief Executive Officer of the Company from January 2004 to November 2005 and a director since December 2003. From May 2003 to January 2004 he was President and Chief Operating Officer. He was Vice President, Chief Operating Officer of the Company from November 2000 to May 2003 and was Vice President, Operations from March 1999 to October 2000. He was Director of Operations of the Company from January 1999 to February 1999. From May 1998 to November 1998 he served as Director of Operations for Bennett X-Ray. From December 1995 to May 1998, he served as plant manager and then as general manager of the Cybex division of Lumex, Inc., a manufacturer of fitness and rehabilitation equipment. From May 1993 to November 1995 he served as manager of technical services and then as general manager within the Lumex division of Lumex, Inc., a manufacturer and provider of health care products. From 1988 to May 1993 he served as general manager for Ragen Data Systems, a manufacturer of fuel gauging systems.

         Thomas McNeill has been Secretary of the Company since March 1997 and Vice President and Chief Financial Officer of the Company since September 1997. From October 1996 to September 1997 he served as Controller of the Company. From March 1995 through October 1996 Mr. McNeill was Director of Finance for Bellco Drug Corp., a pharmaceutical distribution company. From January 1991 through August 1992 he was Controller and from August 1992 to May 1994 he was Vice

President of Operations for the Marx & Newman Co. division of the United States Shoe Corporation, a manufacturer and distributor of women's footwear. Mr. McNeill is a Certified Public Accountant.

b)       Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Committee provides assistance to the Company's directors in fulfilling the Board's oversight responsibility as to the Company's accounting, auditing, and financial reporting practices and as to the quality and integrity of the financial reports of the Company. The specific functions and responsibilities of the Audit Committee are set forth in the written charter of the Audit Committee adopted by the Board of Directors. The Audit Committee is made up of Mr. Seidenberg, its financial expert and Mr. Gerzof. Effective November 8, 2005, the Company no longer complies with NASDAQ's audit committee requirements as it has only two independent members presently remaining on such Committee. NASDAQ Marketplace Rule 4350(d)(4) permits the Company to become compliant by the earlier of the Company's next annual shareholders' meeting or November 8, 2006. The Company intends to add an additional independent director who would also be added to the Audit Committee.

c)       Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees. The Company filed a copy of its code of ethics as Exhibit 14 to its annual report on Form 10-K for the fiscal year ended September 30, 2004. The Company intends to report amendments to or waivers from the Company's code of ethics that are required to be reported pursuant to the rules of the Securities and Exchange Commission on Form 8-K.

d)       Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. To the Company's knowledge, based solely on a review of such reports furnished to the Company with respect to its most recent fiscal year, the Company believes that during or with respect to the fiscal year ended September 30, 2005 all reports under Section 16 (a) have been timely filed.

Item 11.         Executive Compensation
--------         ----------------------

a)       Summary Compensation Table

The following table summarizes the compensation earned for the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the 2005 fiscal year (the "Named Executive Officers"), for services in all capacities to the Company during its 2005, 2004 and 2003 fiscal years.

                                                                                                        Long-Term
                                                                 Annual Compensation                  Compensation
                                                                 -------------------                  ------------
                                                                                                        Securities
           Name and Principal                                                                           Underlying
               Position                       Year              Salary              Bonus                 Options
               --------                       ----              ------              -----                 -------
Thomas Oliveri (1)..................          2005               $231,000            $15,000               15,000
         President and Chief Executive        2004                200,000                ---              100,000
         Officer                              2003                184,000                ---                  ---

Thomas McNeill......................          2005                171,000              4,000                  ---
         Vice President, Chief                2004                161,000             10,000               25,000
         Financial Officer                    2003                158,000                ---                  ---

(1) Effective November 2005, Mr. Nevitt replaced Mr. Oliveri as President and Chief Executive Officer and Mr. Oliveri assumed the positions of Executive Vice President and Chief Operating Officer.

b)       Option Grants in Last Fiscal Year (Individual Grants)


                                                                                                Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                                % of Total Options                               Price Appreciation for
                           Number of Securities     Granted to         Exercise                            Option
                            Underlying Options     Employees in          Price       Expiration             Term
            Name                  Granted           Fiscal Year        ($/Share)        Date       At 5%    ----      At 10%
            ----                  -------           -----------        ---------        ----       -----              ------
   Thomas Oliveri........        15,000(1)            31.6%              $6.86        3/9/2012     $42,000           $98,000
   Thomas McNeill........           ---                ---                 ---             ---         ---               ---

(1) These options were awarded at the fair market value of the Company's Common Stock at March 10, 2005, the date of the award, and become exercisable in cumulative annual installments of 25% per year on each of the first four anniversaries of the grant date. The options were awarded for services as an executive officer.

No SARS were granted in the last fiscal year.

c)       Aggregated Option Exercises and Fiscal Year End Option Values


                                                                 Number of Securities
                                                               Underlying Unexercised         Value of Unexercised
                                    Shares                          Options at                In-the-Money Options
                                   Acquired on                  September 30, 2005            September 30, 2005(1)
                                    Exercise      Value         ------------------            ------------------------
             Name                    (#)       Realized($)   Exercisable/Unexercisable       Exercisable/Unexercisable
             ----                    ---       -----------   -------------------------       -------------------------
Thomas Oliveri...................    ---              ---        206,500           --          $16,500             ---
Thomas McNeill...................    ---              ---        112,500          ---          $13,200             ---

(1) The closing price of the Company's Common Stock as reported on the Nasdaq National Market on September 30, 2005 was $3.60 per share. Value is calculated by multiplying (a) the difference between the closing price and the option exercise price by (b) the number of shares of Common Stock underlying the option.

No SARS were exercised during the last fiscal year or were outstanding at fiscal year end.

d)       Compensation of Directors

The following chart summarizes the stock options granted and cash compensation paid to directors for services rendered as directors during the 2005 fiscal year:

                           Options          Cash
                           Granted          Compensation
                           -------          ------------
Richard E. Gerzof          23,500                    $0
William H. Wood             3,500                18,700
Stephen Nevitt             21,500                     0
Stuart Levy                     0                 5,600
Edward Seidenberg           3,500                23,500
                            -----                ------
         Total             52,000               $47,800
                           ======               =======


Effective January 1, 2004, compensation for non-employee directors is as follows:

Annual Board retainer                         $12,000
Annual Audit Committee Chairman fee             4,000
Annual Compensation Committee Chairman fee      1,000
Board meeting fee                               1,000
Committee meeting fee                             500

Each non-employee director may elect to receive stock options in lieu of cash compensation.
Employee directors do not receive director fees.

e)       Employment Agreements

Effective November 7, 2005 the Company entered into an agreement with Stephen Nevitt providing for his employment as President and Chief Executive Officer for a one-year term with automatic extensions for additional one-year terms unless and until either the Company or Mr. Nevitt provides 90 days advance written notice of a desire to terminate the agreement. The agreement provides for a salary at a rate of $225,000 per year and bonuses and stock options as determined by the Board of Directors. The agreement grants Mr. Nevitt options to purchase 250,000 shares of the common stock of the Company at $2.85 per share, the fair market value as of the date of the agreement, which options vest at the rate of 83,333 options on the first anniversary of the date of the agreement and a like amount on each of the second and third anniversaries and options to purchase an additional 250,000 shares, subject to approval by the shareholders of the Company at its next meeting of stockholders. If such additional options are approved, the exercise price would be the fair market value at the date of the approval and would otherwise be identical to the options previously granted. The agreement also provides for participation in employee benefit plans and other fringe benefits. If terminated under a change of control event in the first six months, he would be entitled to $25,000 or if terminated under a change of control event in the second six month period, he would be entitled to $50,000.

Effective April 5, 2004 the Company entered into an agreement with Thomas Oliveri providing for his employment as President and Chief Executive Officer. On November 7, 2005, Mr. Oliveri's position changed to Executive Vice President and Chief Operating Officer and on December 14, 2005 an amendment to his agreement was executed providing for a salary of $200,000 and bonuses and stock options as determined by the Board of Directors. The agreement also provides for participation in employee benefit plans and other fringe benefits. The term of the contract expires on November 7, 2006. If terminated under a change of control event, he would be entitled to earn up to 1.5 times the salary rate of $255,000. There were no other changes to his employment agreement.

Effective May 1, 2004 the Company entered into an agreement with Thomas McNeill providing for his employment as Vice President and Chief Financial Officer for a one-year term, with automatic extensions for additional one-year terms unless and until either the Company or Mr. McNeill provides 180 days advance written notice of a desire to terminate the agreement. The current agreement provides for a salary at a rate of $176,000 per year and bonuses and stock options as determined by the Board of Directors. The agreement also provides for participation in employee benefit plans and other fringe benefits. If terminated under a change of control event, he would be entitled to earn up to 1.00 times his salary.

Item 12.         Security Ownership of Certain Beneficial Owners and Management
--------         --------------------------------------------------------------
                 and Related Stockholder Matters
                 -------------------------------


a)       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2005, certain information as to the Common Stock ownership of each of the Company's directors, each of the officers included in the Summary Compensation Table above, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock. Unless otherwise noted, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

                                                               Amount and Nature
                                                                 Of Beneficial                  Percentage of
                  Name and Address                                Ownership                Outstanding Shares Owned
                  ----------------                                ---------                ------------------------

Richard E. Gerzof.................................                 484,100(1)                        7.7%
   873 Remsens Lane
   Upper Brookville, NY  11771

William H. Wood...................................                 300,152(2)                        4.8%
   122 Burchwood Bay Cove
   Hot Springs, AK 71913

Thomas Oliveri....................................                 206,500(3)                        3.2%
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

Thomas McNeill....................................                 115,500(4)                        1.8%
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

Edward Seidenberg.................................                  28,500(5)                         *
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788


                                                               Amount and Nature
                                                                 Of Beneficial                  Percentage of
                  Name and Address                                Ownership                Outstanding Shares Owned
                  ----------------                                ---------                ------------------------


Stephen Nevitt....................................                  21,500(6)                         *
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

All directors and executive officers as a group
(6 persons).......................................               1,156,252(7)                       17.3%

--------------
*  Less than 1%

(1) Includes 108,500 shares issuable upon exercise of currently exercisable options.
(2) Includes 6,500 shares issuable upon exercise of currently exercisable options.
(3) Consists of 206,500 shares issuable upon exercise of currently exercisable options.
(4) Includes 115,500 shares issuable upon exercise of currently exercisable options.
(5) Includes 13,500 shares issuable upon exercise of currently exercisable options.
(6) Consists of 21,500 shares issuable upon exercise of currently exercisable options.
(7) Includes 469,000 shares issuable upon exercise of currently exercisable options.

b)       Equity Compensation Plan Information

         The table below sets forth certain information as of the Company's fiscal year ended September 30, 2005 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                                                                      Number of securities remaining
                                Number of securities to be      Weighted-average      available for future issuance
                                 issued upon exercise of        exercise price of        under equity compensation
                              outstanding options, warrants    outstanding options,   plans (excluding securities in
                                       and rights              warrants and rights    the first column of this table)
                                       ----------              -------------------    -------------------------------
Equity Compensation plans                 859,999                       $4.65                    274,942
approved by security
holders

Equity Compensation plans              Not Applicable           Not Applicable                Not Applicable
not approved by security
holders

Item 13.         Certain Relationships and Related Transactions
--------         ----------------------------------------------

None.

Item 14.         Principal Accountant Fees and Services
--------         --------------------------------------

a)       Independent Auditors

Eisner LLP has audited and reported upon the financial statements of the Company for the fiscal years ended September 30, 2005 and 2004. For the fiscal years ended September 30, 2005 and 2004, the Company paid (or will pay) the following fees for services rendered during the audit in respect of those years:

b)       Audit Fees

For the fiscal years ended September 30, 2005 and 2004 Eisner LLP billed the Company $113,000 and $96,000, respectively for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

c) Audit Related Fees

None.

d) Tax Fees

For the fiscal years ended September 30, 2005 and 2004 the Company was billed $15,000 and $25,000, respectively, by Eisner LLP in connection with the preparation of tax returns and the provision of tax advice.

e)       All Other Fees

For the fiscal years ended September 30, 2005 and 2004 Eisner LLP billed the Company $13,000 and $13,000, respectively, in connection with the audit of its employee benefit plans.

f)       Pre-Approval Policies and Procedures

The Audit Committee pre-approves all work performed by the Company's auditors. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by both Eisner LLP and KPMG LLP is compatible with maintaining auditor independence.

g)       Prior Accountants

On March 10, 2004 the Board of Directors of the Company dismissed KPMG LLP as its independent certified public accountants and appointed Eisner LLP to serve in their place. These actions were taken at the recommendation of the Company's Audit Committee.

KPMG had served as the Company's independent public accountants since July 26, 2002. KPMG's report on the Company's consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended September 30, 2003, and the interim period ended March 10, 2004, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended September 30, 2003, and the interim period ended March 10, 2004, the Company did not consult Eisner with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


                                     PART IV


Item 15.         Exhibits and Financial Statement Schedules
--------         ------------------------------------------

The following documents are filed as part of this report:

     1.   Global Payment Technologies, Inc. Consolidated Financial Statements:

          Reports of Independent Registered Public Accounting Firms (pages F-1 - F-2)

          Consolidated Balance Sheets as of September 30, 2005 and 2004
          (page F-3)

          Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2005 (page F-4)

          Consolidated Statements of Shareholders' Equity and
          Comprehensive Loss for each of the years in the three-year period ended September 30, 2005 (page F-5)

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2005 (page F-6)

          Notes to Consolidated Financial Statements (pages F-7 - F-24)

     2.   Global Payment Technologies Australia Pty Limited Financial
          Statements:

          Reports of Independent Registered Public Accounting Firms (pages F-25 to F-26)

          Balance Sheets as of June 30, 2005 and 2004 (page F-27)

          Statements of Income for each of the years in the three-year period ended June 30, 2005 (page F-28)

          Statements of Stockholders' Equity for each of the years in the three-year period ended June 30, 2005 (page F-29)

          Statements of Cash Flows for each of the years in the three-year period ended June 30, 2005 (page F-30)

          Notes to Financial Statements (pages F-31 to F-36)


     3. Financial statement schedules required to be filed by Item 8 of this Form: Schedule II - Valuation and Qualifying Accounts (page S-1)

     4.    Exhibits:

Exhibit No.
-----------

3.1       Certificate of Incorporation (2)
3.2       Certificate of Merger (2)
3.3       By-Laws (2)
4.1 Securities Purchase Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
4.2       Common Stock Purchase Warrant dated March 16, 2004 issued to
          Laurus (5)
4.3 Registration Rights Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
4.4 Security Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
4.5 Security Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
4.6 Secured Convertible Minimum Borrowing Note dated March 16, 2004 issued to Laurus (5)
4.7       Secured Revolving Note dated March 16, 2004 issued to Laurus (5)
4.8 Registration Rights Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
4.9       Amendment No. 1, dated April 29, 2004, to Securities Purchase
          Agreement (6)
4.10      Amendment No. 1, dated April 29, 2004, to Common Stock Purchase
          Warrant (6)
4.11 Amendment No. 1, dated April 29, 2004, to Secured Convertible Minimum Borrowing Note (6)
4.12      Amendment No. 1, dated April 29, 2004, to Secured Revolving Note (6)
4.13 Amendment No.2, dated August 9, 2004 to Secured Convertible Minimum Borrowing Note (7)
4.14      Amendment No.2, dated August 9, 2004 to Secured Revolving Note (7)
10.1      Lease dated October 1, 2000 between the Company and Heartland
          Associates (4)
10.2      1994 Stock Option Plan (1)*
10.3      1996 Stock Option Plan (1)*
10.4      2000 Stock Option Plan (3)*

10.5 Employment Agreement dated May 1, 2004 between the Company and Thomas McNeill (6)*
10.6 Employment Agreement dated April 5, 2004 between the Company and Thomas Oliveri (6)*
10.7 Employment Agreement dated November 7, 2005 between the Company and Stephen Nevitt (9)*
10.8 Amendment dated December 14, 2005 to Employment Agreement between the Company and Thomas Oliveri (9)*
14        Code of Ethics (8)
21        List of Subsidiaries (9)
23.1      Consent of Eisner LLP, Independent Registered Public Accounting
          Firm (9)
23.2 Consent of Pitcher Partners, Independent Registered Public Accounting Firm (9)
23.3      Consent of KPMG LLP, Independent Registered Public Accounting Firm (9)
23.4      Consent of KPMG, Independent Registered Public Accounting Firm (9)
31.1      Rule13a-14a Certification (Chief Executive Officer) (9)
31.2      Rule13a-14a Certification (Chief Financial Officer) (9)
32        Section 1350 Certification (9)

          ----------------------------------------------------------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File #333-30829).
(2)       Filed as an exhibit to the Company's Annual Report on Form
          10-KSB for the fiscal year ended September 30, 1997.
(3) Filed as an exhibit to the Company's Proxy Statement for the fiscal year ended September 30, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2004, filed with the SEC on March 18, 2004.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.
(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(9)       Filed herewith.
*         Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Global Payment Technologies, Inc.

                                   By: s/Stephen Nevitt
                                       -----------------------------------------
                                       Stephen Nevitt
                                       President and Chief Executive Officer
Date:  December 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                Title                                  Date
         ---------                                -----                                  ----



s/Stephen Nevitt                            President, Chief Executive Officer   December 16, 2005
------------------------------------        and Director
Stephen Nevitt

s/Thomas Oliveri                            Executive Vice President, Chief      December 16, 2005
------------------------------------        Operating Officer, and Director
Thomas Oliveri

s/Richard Gerzof                            Director, Chairman of the Board      December 16, 2005
------------------------------------
Richard Gerzof

s/Edward Seidenberg                         Director                             December 16, 2005
------------------------------------
Edward Seidenberg

s/William H. Wood                           Director                             December 16, 2005
------------------------------------
William H. Wood

s/Thomas McNeill                            Vice President, Chief Financial      December 16, 2005
------------------------------------        Officer and Principal Accounting
Thomas McNeill                              Officer


                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements

                                                                                                                Page
Consolidated Financial Statements of Global Payment Technologies, Inc.:

Reports of Independent Registered Public Accounting Firms                                                   F-1 to F-2

   Consolidated Balance Sheets as of September 30, 2005 and 2004                                                   F-3

   Consolidated Statements of Operations for each of the years in the three-year period ended
     September 30, 2005                                                                                            F-4

   Consolidated Statements of Shareholders' Equity and Comprehensive Loss for each of the
     years in the three-year period ended September 30, 2005                                                       F-5

   Consolidated Statements of Cash Flows for each of the years in the three-year period ended
     September 30, 2005                                                                                            F-6

   Notes to Consolidated Financial Statements                                                              F-7 to F-24

Financial Statements of Global Payment Technologies Australia Pty Limited:(1)

Reports of Independent Registered Public Accounting Firms                                                 F-25 to F-26

   Balance Sheets as of June 30, 2005 and 2004                                                                    F-27

   Statements of Operations for each of the years in the three-year period ended
     June 30, 2005                                                                                                F-28

   Statements of Stockholders' Equity for each of the years in the three-year period
     ended June 30, 2005                                                                                          F-29

   Statements of Cash Flows for each of the years in the three-year period ended
     June 30, 2005                                                                                                F-30

   Notes to Financial Statements                                                                          F-31 to F-36


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

(1)  Included pursuant to Reg. S-X, Rule 3-09

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Global Payment Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the years then ended. Our audits also included financial statement Schedule II, listed in the accompanying index as it relates to such years. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Global Payment Technologies Australia Pty Limited (GPTA) and eCash Holdings Pty Limited (eCash), 50% and 35%, respectively, owned investee companies. The Company's investment in GPTA and eCash was $2,198,000 and $21,000, respectively, at September 30, 2005 and $1,746,000 and $65,000, respectively, at September 30, 2004, and its equity in earnings (loss) of GPTA and eCash was $253,000 and ($50,000), respectively, for the year ended September 30, 2005 and $172,000 and ($64,000), respectively, for the year ended September 30, 2004. The financial statements of GPTA and eCash were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GPTA and eCash, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement Schedule II as it relates to the years ended September 30, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Eisner LLP



New York, New York

November 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Global Payment Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows of Global Payment Technologies, Inc., and subsidiaries (the Company) for the year ended September 30, 2003. In connection with our audit, we also audited the 2003 financial statement Schedule II as listed in the accompanying index. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule II based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Payment Technologies, Inc. and subsidiaries for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               KPMG LLP

Melville, New York
December 29, 2003

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                           September 30, 2005 and 2004

                (Dollar amounts in thousands, except share data)

                             Assets                                      2005      2004
                                                                        -------   -------
Current assets:
  Cash and cash equivalents                                            $ 3,108   $ 3,453
  Accounts receivable, less allowance for doubtful accounts
   of $152 and $250, respectively                                        1,386       385
  Accounts receivable from affiliates                                    1,881     3,780
  Inventory, net                                                         5,109     2,573
  Prepaid expenses and other current assets                                265       404
  Income taxes receivable                                                   25       115
                                                                       -------   -------
      Total current assets                                              11,774    10,710
Investments in unconsolidated affiliates                                 2,219     1,811
Property and equipment, net                                              1,688     2,134
Capitalized software costs, net                                          1,033     1,612
                                                                       -------   -------
      Total assets                                                     $16,714   $16,267
                                                                       =======   =======
                          Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt, net of discount of $167 in 2004   $    38   $   253
  Accounts payable                                                       2,092     2,273
  Accrued expenses and other current liabilities                         1,134     1,280
                                                                       -------   -------
      Total current liabilities                                          3,264     3,806

Long-term debt, net of discount of $401 in 2004                             79     1,354
                                                                       -------   -------

      Total Liabilities                                                  3,343     5,160
                                                                       -------   -------

Commitments (note 11)

Shareholders' equity:
  Common stock, par value $0.01. Authorized 20,000,000 shares;
   issued 6,497,185 and 5,880,750 shares, respectively                      65        59
  Additional paid-in capital                                            13,446    10,800
  Retained earnings                                                        710     1,283
  Accumulated other comprehensive income                                   649       464
                                                                       -------   -------
                                                                        14,870    12,606
Less treasury stock, at cost,  278,984 shares                           (1,499)   (1,499)
                                                                       -------   -------
      Total shareholders' equity                                        13,371    11,107
                                                                       -------   -------
      Total liabilities and shareholders' equity                       $16,714   $16,267
                                                                       =======   =======
See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      Consolidated Statements of Operations

                 Years ended September 30, 2005, 2004, and 2003

         (Dollar amounts in thousands, except share and per share data)

                                                    2005             2004              2003
                                               ----------------  ---------------  ----------------
Net sales:
  Non-affiliates                              $         15,547  $        15,880  $         12,989
  Affiliates                                            10,339            8,501            13,087
                                               ----------------  ---------------  ----------------
                                                        25,886           24,381            26,076

Cost of sales                                           19,019           19,039            21,949
                                               ----------------  ---------------  ----------------
            Gross profit                                 6,867            5,342             4,127
Operating expenses                                       7,051            6,857             9,758
                                               ----------------  ---------------  ----------------
            Loss from operations                          (184)          (1,515)           (5,631)
                                               ----------------  ---------------  ----------------
Other (expense) income:
  Equity in income of unconsolidated
    affiliates, net                                        203              108               676
  Gain on sale of investment in
    unconsolidated affiliate                                --               78                --
  Interest expense, net                                   (613)            (368)             (248)
                                               ----------------  ---------------  ----------------
            Other (expense) income                        (410)            (182)              428
                                               ----------------  ---------------  ----------------
            Loss before (benefit)
              provision for income taxes                  (594)          (1,697)           (5,203)
(Benefit) provision for income taxes                       (21)              (7)              474
                                               ----------------  ---------------  ----------------
            Net loss                          $           (573) $        (1,690) $         (5,677)
                                               ================  ===============  ================
Net loss per share:
  Basic                                       $          (0.10) $         (0.30) $          (1.02)
  Diluted                                                (0.10)           (0.30)            (1.02)
Common shares used in computing net
  loss per share amounts:
    Basic                                            5,976,467        5,577,825         5,545,015
    Diluted                                          5,976,467        5,577,825         5,545,015

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                 Years ended September 30, 2005, 2004, and 2003

                (Dollar amounts in thousands, except share data)


                                       ---------------------                      Accumulated
                                           Common stock       Additional             Other     -------------------
                         Comprehensive ---------------------  paid-in   Retained  Comprehensive  Treasury stock
                             loss        Shares     Amount    capital   earnings    Income        Shares   Amount      Total
                          -----------  ---------- ---------- ---------- --------   ---------    --------- ---------  --------

Balance at September
 30, 2002                              5,815,100 $       58 $    9,761 $  8,650 $      56     (278,984)$  (1,499)  $   17,026

 Net loss                $    (5,677)         --         --         --   (5,677)       --           --        --       (5,677)

Cumulative translation
  adjustment of foreign
  investments                    246          --         --         --       --       246           --        --          246
                          -----------

 Comprehensive loss      $    (5,431)         --         --         --       --        --           --        --           --
                          ===========

 Exercise of common stock
  options,including income
  tax benefits of $22                     14,400         --         82       --        --           --        --           82
                                       ---------- ---------- ---------- -------- ---------    --------- --------- ------------
Balance at September
 30, 2003                              5,829,500         58      9,843    2,973       302     (278,984)   (1,499)      11,677

Net loss                $     (1,690)         --         --         --   (1,690)       --           --        --       (1,690)

 Cumulative translation
  adjustment of foreign
  investments                    162          --         --         --       --       162           --        --          162
                          -----------

 Comprehensive loss      $    (1,528)         --         --         --       --        --           --        --           --
                          ===========
 Exercise of common stock
  options, including income
  tax benefits of $0                      51,250          1        147                                                    148

 Common stock warrants issued
  with convertible note                       --         --        506       --        --           --        --          506

 Beneficial conversion feature
  related to convertible note                 --         --        304       --        --           --        --          304
                                       ---------- ---------- ---------- -------- ---------    --------- --------- ------------

Balance at September
 30, 2004                              5,880,750         59     10,800    1,283       464     (278,984)   (1,499)      11,107

 Net loss                $      (573)         --         --         --     (573)       --           --        --         (573)

 Cumulative translation
  adjustment of foreign
  investments                    185          --         --         --       --       185           --        --          185
                          -----------

 Comprehensive loss      $      (388)         --         --         --       --        --           --        --           --
                          ===========

 Fair value of stock
  options issued                              --         --         36       --        --           --        --           36

 Conversion of convertible
  notes                                  498,826          5      2,120       --        --           --        --        2,125

 Exercise of common stock
  options, including income
   tax benefits of $0                    117,609          1        490       --        --           --        --          491
                                       ---------- ---------- ---------- -------- ---------    --------- --------- ------------
Balance at September
 30, 2005                               6,497,185 $       65 $   13,446 $    710 $     649     (278,984)$  (1,499)  $   13,371
                                       ========== ========== ========== ======== =========    ========= ========= ============

See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                 Years ended September 30, 2005, 2004, and 2003

                          (Dollar amounts in thousands)

                                                                     2005      2004      2003
                                                                   -------   -------   -------
Operating activities:
 Net loss                                                         $  (573)  $(1,690)  $(5,677)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Equity in income of unconsolidated affiliates                   (203)     (108)     (676)
     Gain on sale of investment in unconsolidated affiliate            --       (78)       --
     Depreciation and amortization                                  1,592     1,421     1,450
     Provision for losses on accounts receivable                       47       102       127
     Provision for inventory obsolescence                             300       237       847
     Issuance of stock options to a consultant                         36        --        --
     Loss on disposition of assets                                     --        --       379
     Deferred income taxes                                             --        --       858
     Amortization of debt discount                                    568       242        --
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                  (1,042)    1,744      (920)
       Decrease in accounts receivable from affiliates              1,866       163     1,099
       (Increase) decrease in inventory                            (2,830)      746       955
       Decrease (increase) in prepaid expenses and
         other current assets                                          42      (383)      113
       Decrease in income tax receivable                               90        96       652
       Decrease in other assets                                        --        --        86
       (Decrease) increase in accounts payable                       (181)     (151)      363
       (Decrease) increase in accrued expenses
         and other liabilities                                       (146)     (600)      450
                                                                   -------   -------   -------
           Net cash (used in) provided by operating activities       (434)    1,741       106
                                                                   -------   -------   -------
Investing activities:
 Purchases of property and equipment                                 (340)     (347)     (406)
 Proceeds from sale of investments in unconsolidated affiliates        --       154     1,877
 Investments in unconsolidated affiliates                              --       (51)     (323)
 Distributions from unconsolidated affiliate                           --       206        21
                                                                   -------   -------   -------
           Net cash (used in) provided by investing activities       (340)      (38)    1,169
                                                                   -------   -------   -------
Financing activities:
 Repayments of notes payable to bank                                  (63)   (1,868)   (1,719)
 Proceeds from issuance of convertible debt and warrants               --     2,250        --
 Proceeds from the exercise of stock options                          492       148        60
                                                                   -------   -------   -------
           Net cash provided by (used in) financing activities        429       530    (1,659)
                                                                   -------   -------   -------
           Net (decrease) increase in cash and
              cash equivalents                                       (345)    2,233      (384)
Cash and cash equivalents at beginning of year                      3,453     1,220     1,604
                                                                   -------   -------   -------
Cash and cash equivalents at end of year                          $ 3,108   $ 3,453   $ 1,220
                                                                   =======   =======   =======
Cash paid during the year for:
 Interest                                                         $    59   $   125   $   248
 Income taxes                                                           7        11        --

Non cash financing activities:
 Discount on convertible note and increase in additional
 paid-in capital resulting from beneficial conversion feature     $    --   $   304   $    --

 Reduction of convertible notes and increase in common stock
 and additional paid-in capital due to conversion of notes        $ 2,125   $    --   $    --

Non cash investing activities:
 Machinery acquired through capital lease                         $   130   $    --   $    --

See accompanying notes to consolidated financial statements.

(1)  Organization and Nature of Business

     (a)  Description of Business

          Global Payment Technologies, Inc. (the Company) designs, manufactures, and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

          Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's Argus and Aurora validator models. A few key customers account for a large portion of the Company's revenues. Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources.

     (b)  Organization and Development of Business

          The Company has a wholly owned subsidiary, Global Payment Technologies (Europe) Limited (GPT-Europe), which is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

          Additionally, the Company has an 80% controlling interest in Abacus Financial Management, Inc. USA (Abacus-USA), which has non-exclusive rights to distribute the products of Evolve Corporation PLC (Evolve-UK), formerly Abacus Financial Management Systems Ltd. (Abacus-UK), in North America. Abacus-UK manufactures cash management systems for use in retail applications. Abacus USA has not had material operations to date.

          In fiscal 2004, the Company established a wholly owned subsidiary, Global Payment Technologies, Inc (GPT-Russia) which is based in Moscow, Russia and is responsible for providing local service of the Company's products.

          See note 2(d) and note 3 for a description of the Company's investments in unconsolidated affiliates.

     (c)  Significant Customers

          The Company's largest customers for 2005, 2004, and 2003 represent the following percentages of net sales and accounts receivable, respectively:

                                    2005             2004             2003
                                 ------------    ------------     ------------
          Net sales:
            Customer A               40%              34%             48%
            Customer B               16%              N/A             N/A
            Customer C               N/A              11%             15%
          Accounts receivable:
            Customer A               58%              87%             62%
            Customer B               N/A              N/A             N/A
            Customer C               N/A              N/A             N/A


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

     (d)  Geographic Areas

          The Company generated revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues by destination:


                                                       Year ended September 30
                                              -------------------------------------------------
                                                    2005             2004             2003
                                              ---------------  ---------------  ---------------
                                                                (In thousands)
          Domestic revenues (United States)   $         1,881  $         3,257  $         2,775
                                              ---------------  ---------------  ---------------
          International revenues:
            Australia                                   9,509            7,647           10,182
            Europe                                     11,207            9,516            9,591
            All others                                  3,289            3,961            3,528
                                              ---------------  ---------------  ---------------
                                                       24,005           21,124           23,301
                                              ---------------  ---------------  ---------------
                     Total revenues          $        25,886   $        24,381  $        26,076
                                              ===============  ===============  ===============

     (e) All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

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

          Affiliates

          The Company recognizes revenue upon shipment and passage of title, to its affiliated customers, but defers its proportionate share of the related gross profit on product sales until sales are made by the affiliated customers to their third-party end users (customers), in accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB No. 18") (see (d)).

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

     (e)  Foreign Currency Translation

          The financial position and results of operations of GPT-Europe and unconsolidated affiliates are measured using local currency as the functional currency. Assets and liabilities of such entities are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are recorded directly to accumulated other comprehensive income
          (loss), a separate component of shareholders' equity, and are not included in net income (loss) until realized through sale or liquidation of the investment. Exchange gains and losses incurred on foreign currency transactions, which were not material during fiscal 2005, 2004, and 2003, are included in net loss.

     (f)  Cash and Cash Equivalents

          Cash equivalents are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows. A significant portion of the Company's cash balance in the amount of $744,000 and $770,000, as of September 30, 2005 and 2004, respectively consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating loss.

     (g)  Inventory

          Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company analyzes the net realizable value of its inventory on an ongoing basis. In determining whether the carrying amount of its inventory is impaired, the Company considers historical sales performance and expected future product sales, market conditions in which the Company distributes its products, changes in product strategy and the potential for the introduction of new technology or products by the Company and its competitors. These items could result in future inventory obsolescence.

     (h)  Property and Equipment

          Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (note 6) or, in the case of leasehold improvements, the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures, which significantly increase value or extend useful asset lives, are capitalized and depreciated.

     (i)  Capitalized Software Costs

          In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS No. 86"), internally-generated software development costs associated with new products and significant software enhancements to existing products are expensed as incurred until technological feasibility has been established. Pursuant to SFAS No. 86, the Company deems technological feasibility as having been met upon completion of a detail program design. No internally- generated software development costs were capitalized during fiscal years 2005, 2004, and 2003. The Company recorded amortization in accordance with SFAS No. 86 of $579,000, $547,000, and $519,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the accompanying consolidated balance sheets as of September 30, 2005 and 2004 were $1,033,000 and $1,612,000, respectively.

     (j)  Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company adopted SFAS No. 144 effective October 1, 2002. The adoption of SFAS 144 did not affect the Company's financial statements.

     (k)  Intangible Assets

          The Company accounts for long-lived intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

          Intangible assets, recorded at unamortized cost of $345,000, representing intellectual property owned by the Company associated with the Company's joint venture with an unrelated third party to develop and distribute a product with the ability to read "smart cards" were written off in the fourth quarter of fiscal 2003, when the Company made a strategic decision to no longer pursue this relationship.

     (l)  Research and Development

          Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $55,000, $75,000, and $150,000 in fiscal 2005, 2004 and 2003, respectively.

     (m)  Warranty Policy

          The Company warrants that its products are free from defects in material and workmanship for a period of one or two years, depending on the particular product, from the date of initial purchase. The warranty does not cover any losses or damages that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company and its appointed service centers. Repair costs beyond the warranty period are charged to the Company's customers (see (b)).

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The adoption of FIN 45 did not affect the Company's financial results.

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

     (n)  Income Taxes

          The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for net operating loss carryforwards and for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and their tax bases at the enacted rates at which these differences are expected to reverse. See note 10.

     (o)  Earnings Per Share

          Net income (loss) per common share amounts (basic EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income
          (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for fiscal years 2005, 2004 and 2003 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods, would be anti-dilutive. Common stock equivalents not included in EPS are as follows:

                                        Year ended September 30
                            --------------------------------------------------
                                   2005             2004              2003
                            ---------------  ---------------  ----------------

          Stock options             859,999          887,800           766,600
          Stock warrants            200,000          200,000                --
          Convertible Debt          197,740          510,563                --
                            ---------------  ---------------  ----------------
          Total                   1,257,739        1,598,363           766,600
                            ===============  ===============  ================

          A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:



                                                        Year ended September 30
                                             -------------------------------------------------
                                                    2005             2004             2003
                                             ---------------  ---------------  ---------------
                                              (In thousands, except share and per share data)
          Numerator:
            Net loss attributable to
              common stockholders            $          (573) $        (1,690) $        (5,677)
                                              ---------------  ---------------  ---------------
          Denominator:
            Weighted average common shares
              outstanding - basic                  5,976,467        5,577,825        5,545,015
          Effect of dilutive securities:
           Stock options and warrants                    --               --               --
           Convertible loan                              --               --               --
                                              ---------------  ---------------  ---------------
          Weighted average common shares
            outstanding - diluted                  5,976,467        5,577,825        5,545,015
                                              ===============  ===============  ===============
          Basic EPS                          $         (0.10) $         (0.30) $         (1.02)
          Diluted EPS                                  (0.10)           (0.30)           (1.02)

     (p)  Stock-Based Compensation

          The Company observes the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") by continuing to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under its stock option plans which are more fully disclosed in note 9. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requiring quarterly SFAS No. 123 pro forma disclosure.

          The Financial Accounting Standards Board recently issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2006 (see (v)).

          In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. As the market price of the Company's common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB No. 25 as a result of the modification of the vesting terms of the options. Any new option grants will result in future compensation expense.

          The following table illustrates the effect on net loss and loss per common share as if the fair value method ("FMV") had been applied to all outstanding awards in each fiscal year presented.


                                                    2005             2004             2003
                                             ---------------   --------------  ---------------
                                                      (In thousands, except per share data)
          Net loss:
            As reported                      $          (573)  $       (1,690) $        (5,677)
            Deduct: Compensation expense
                    determined under FMV              (1,156)(a)         (475)            (394)
                                              ---------------   --------------  ---------------
            Pro forma                                 (1,729)          (2,165)          (6,071)
          Net loss per common
           share - basic and diluted:
             As reported                     $         (0.10)  $        (0.30) $         (1.02)
             Pro forma                                 (0.29)(a)        (0.39)           (1.09)

               (a) Includes $652,000 ($.11 per share) from acceleration of vesting of outstanding options.

          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts to be expensed under SFAS No. 123R.

     (q)  Comprehensive Income (Loss)

          SFAS No. 130, Reporting Comprehensive Income requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. As of September 30, 2005 and 2004, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investments in foreign affiliates was $649,000 and $464,000, respectively, which is reflected in shareholders' equity in the accompanying consolidated balance sheets.

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

     (v)  Recently Issued Accounting Pronouncements

          SFAS No. 123R, issued in December 2004, is a revision of FASB No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which would normally be the vesting period of the options. This statement (as further amended in April
          2005) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the statement in the first quarter of fiscal 2006. SFAS No. 123R requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of stock options granted to employees after the effective date. Accordingly, upon adoption of SFAS No. 123R, there will be no compensation expense from options issued to employees, officers and directors before September 30, 2005 as they are fully vested. Any compensation expense in future periods will be due to new grants issued, the effect of which is dependent on the fair value of the options issued.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the statement in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

          In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF issue No. 05-8 "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"). EITF No. 05-8 provides that the issue should be applied by retrospective application and is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, with early application permitted. The Company has elected early application in the accompanying financial statements and the effect was immaterial (see note 10).

(3)  Unconsolidated Affiliates

     Net sales to unconsolidated affiliates for fiscal year 2005, 2004 and 2003 and accounts receivable from unconsolidated affiliates as of September 30, 2005 and 2004 are as follows (in thousands):



                                                                     Accounts receivable
                                                                       from affiliates
                                      Net sales - affiliates      ----------------------------
                                  ------------------------------  September 30,  September 30,
                                     2005        2004     2003         2005          2004
                                  ----------  --------  --------  -------------  -------------
          Australia               $  10,338   $ 8,183   $12,482    $     1,881    $     3,632
          Abacus-UK                       1        --        --             --            148
          South Africa                   --       318       605             --             --
                                  ----------  --------  --------  -------------  -------------
                    Total         $  10,339   $ 8,501   $13,087    $     1,881    $     3,780
                                  ==========  ========  ========  =============  =============

     (a)  Australia

          In fiscal 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty Ltd (GPTA). This entity is responsible for sales and service of the Company's products in Australia and New Zealand, on an exclusive basis. In June 2002, the Company and two other shareholders formed eCash Holdings Pty. Ltd (eCash), an Australian based company responsible to market, distribute, service and support automated teller machines across Australia and New Zealand. The Company owns a 35% interest in this entity. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $236,000, $273,000, and $470,000 in fiscal
          2005, 2004, and 2003, respectively. For fiscal 2005, 2004, and 2003, the Company (reduced) increased its equity in income of unconsolidated affiliates by $(33,000), $(165,000), and $225,000, respectively, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliate as of the Company's fiscal year-end. Deferred gross profit of $535,000 and $502,000 as of September 30, 2005 and 2004, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. The Company also received cash dividends of $0, $206,000, and $0 from these affiliates for fiscal 2005, 2004, and 2003, respectively.

          In October 2005, a subsidiary of eCash sold its automatic teller machine rental business for approximately $3,000,000, resulting in a gain of approximately $1,785,000, net of Australian income taxes, of which the Company's share is approximately $625,000.

     (b)  Evolve - UK

          In fiscal 1999, the Company acquired a non-controlling 25% interest in Abacus-UK. Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. In fiscal 2005, 2004 and 2003, the Company did not make any additional investment.

          In fiscal 2002, the Company recorded a non-cash charge to operations related to the impairment of its equity-method investment in Abacus-UK, pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The impairment charge reduced the investment to zero. This impairment loss, which was considered other than temporary, was due to the deterioration of the financial condition of this entity. The Company's consolidated results of operations for the years ended September 30, 2005, 2004, and 2003 do not include the Company's equity in the loss of this affiliate as the equity investment was previously reduced to zero.

          In February 2005, the Company exchanged its 25% ownership interest in Abacus-UK for a 12.5% ownership interest in Evolve-UK. The exchange of ownership did not require the Company to make an additional investment. Evolve-UK owns 100% of Abacus-UK and Evolve 100, which provides integrated and stand-alone cash management systems to the retail industry for coin currency handling.

          At the time of the exchange, Evolve-UK had incurred recurring losses, had an accumulated deficit and required additional funding to further its research and development. Therefore, the Company believes that its investment in Evolve-UK has nominal value. Accordingly, no gain was recorded by the Company on the exchange and, as the Company does not have the ability to exercise significant influence over Evolve-UK's operating and financial policies, its investment in Evolve-UK has been accounted for at cost with a carrying value of zero.

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

          In October 2003, the Company invested an additional $51,000 in this entity. Effective January 15, 2004, the Company's remaining interest was sold. A gain of $78,000 was realized upon sale of the remaining interest. The Company's results of operations for the years ended September 30, 2004, and 2003 include the Company's equity in the loss of this affiliate of $0 and ($14,000), respectively.

(4)  Summary Financial Information

     Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' fiscal year ended June 30. The following summary financial information reflects the combined assets and liabilities of GPTA and eCash as of June 30, 2005 and 2004 and their combined operating results for their fiscal years ended June 30, 2005, 2004, and 2003.

                                            (in thousands)

                                       June 30,          June 30,
                                         2005              2004
                                  ----------------------------------
     Current assets             $          10,686 $            8,255
     Non-current assets                       509                695
     Current liabilities                    6,814              5,264
     Non-current liabilities                    -                 84
     Net assets                             4,381              3,602


                             (in thousands)

                                   Year ended          Year ended          Year ended
                                  June 30, 2005       June 30, 2004       June 30, 2003
                                 -------------------------------------------------------
     Net sales                     $     14,245        $     13,892        $     18,016
     Operating (loss) income               (340)                621                 538
     Net income                             429                 483                 604

(5)  Inventory

     The following is a summary of the composition of inventory:


                                                   September 30
                                         --------------------------------
                                              2005             2004
                                         ---------------  ---------------
                                                  (In thousands)
     Raw materials                       $         3,870  $         1,339
     Work-in-progress                                470              458
     Finished goods                                  769              776
                                         ---------------  ---------------
                                         $         5,109  $         2,573
                                         ===============  ===============

(6)  Property and Equipment, Net

     Major classifications of property and equipment are as follows:

                                                                        September 30
                                                              --------------------------------
                                              Useful lives          2005             2004
                                             ---------------  ---------------  ---------------
                                                                       (In thousands)
     Leasehold improvements                   Shorter of the
                                              life of the
                                              lease
                                              or useful life
                                              of
                                              asset           $           266  $           266
     Furniture and fixtures                   3 - 7 years                 410              391
     Machinery and equipment                  3 - 10 years              3,228            2,882
     Tooling and Molds                        7 years                   1,839            1,839
     Computer software                        5 years                   1,004              995
     Computer hardware                        3 years                   1,052            1,016
                                                              ---------------  ---------------
                                                                        7,799            7,389
     Less accumulated depreciation and
       amortization                                                    (6,111)          (5,255)
                                                              ---------------  ---------------
                                                              $         1,688  $         2,134
                                                              ===============  ===============

     Depreciation and amortization expense was $916,000, $830,000, and $849,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

(7)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:


                                                         September 30
                                               --------------------------------
                                                      2005             2004
                                               ---------------  ---------------
                                                          (In thousands)
     Accrued legal and accounting              $           112  $           229
     Warranty costs                                        268              298
     Accrued commissions                                    22              154
     Administrative and other                              732              599
                                               ---------------  ---------------
                                               $         1,134  $         1,280
                                               ===============  ===============

(8)  Debt

     On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the year ended September 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the year ended September 30, 2005.

     The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. Amortization for the years ended September 30, 2005 and 2004 was $568,000 and $242,000, respectively. As of March 31, 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.

     On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At September 30, 2004, $750,000 was outstanding under the CTN. During the year ended September 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At September 30, 2005 and 2004, no amounts were outstanding under the RN.

     The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

     In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at September 30, 2005 was $117,000.

     Outstanding debt with respect to the capital lease as of September 30, 2005 is as follows (in thousands):


     Total debt                         $     129
     Less amount representing interest        (12)
                                        ---------
     Net                                      117
     Less current portion                     (41)
                                        ---------
     Long term debt                     $      76
                                        =========

     Annual principal maturities for outstanding debt as of September 30, 2005 is as follows:

                                                  Amount
                                             ---------------
     Fiscal year ended September 30:          (in thousands)
       2006                                  $            41
       2007                                               45
       2008                                               31
                                             ---------------
                                             $           117
                                             ===============


(9)  Stock Option Plans

     The Company has several stock option plans in effect covering in the aggregate 1,500,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1994 stock option plan expired on October 17, 2004 and the 1996, and 2000 stock option plans expire on March 18, 2006, and January 25, 2010, respectively, after which, no more option grants may be issued under such plans. The stock option plans are all administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the stock option plans as approved by the shareholders.

     Incentive stock options granted under these various plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common shares on the date of the grant, except that the term of an incentive stock option granted under each of the plans to a shareholder owning more than 10% of the outstanding common shares may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common shares on the date of the grant. During fiscal 2003, a total of 95,000 incentive stock options and 31,000 nonqualified options were granted. All options granted in 2003 were to become exercisable over varying terms up to four years.

     During fiscal 2004, a total of 265,650 incentive stock options and 100,500 nonqualified options were granted. All options granted in 2004 were to become exercisable over varying terms up to four years.

     During fiscal 2005, a total of 32,500 incentive stock options and 127,000 nonqualified options were granted. All options granted in 2005 were to become exercisable over varying terms up to four years.

     On September 8, 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company (see note 2(p)).

     A summary of the Company's stock option plans as of September 30, 2005, 2004, and 2003, and changes during the years then ended, is presented below.

                                                 2005               2004                2003
                                         ------------------ ------------------ -------------------
                                                   Weighted           Weighted            Weighted
                                                   average            average             average
                                                   exercise           exercise            exercise
                                           Shares    price    Shares    price     Shares    price
                                         --------- -------- --------- -------- ---------- --------
     Outstanding at the beginning
      of year                             887,800 $   4.48   766,600 $   5.02  1,058,600 $   4.53
         Granted at fair value            159,500     5.48   366,150     3.98    126,000     4.05
         Forfeited                        (69,692)    5.05  (193,700)    5.96   (403,600)    3.55
         Exercised                       (117,609)    4.19   (51,250)    2.88    (14,400)    4.48
                                         ---------          ---------          ----------
     Outstanding at end of the year       859,999     4.65   887,800     4.48    766,600     5.02
                                         =========          =========          ==========
     Options exercisable at year end      814,999     4.68   371,059     5.18    348,120     6.18

     Weighted average fair value
       of options granted during
       the year                                       2.43               2.26                2.63

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                               Year ended September 30
                                   -------------------------------------------------
                                           2005             2004             2003
                                   ---------------  ---------------  ---------------
     Risk-free interest rates                4.18%            4.02%            3.07%
     Expected lives                      4.1 years        5.5 years          7 years
     Expected volatility                       49%              66%              65%
     Expected dividend yields                  --               --               --

     Summarized information about the Company's stock options outstanding and exercisable at September 30, 2005 is as follows:

                                      Outstanding               Exercisable
                                   ---------------------     -----------------
                                                      Weighted          Weighted
                                            Weighted  average           average
                                            average   exercise          exercise
         Exercise price range      Options    life    price   Options     price
         --------------------      -------    ----    -----   -------     -----
     $2.40 to $4.00                490,999     4.47 $   3.75  490,999 $   3.75
     $4.01 to $6.00                246,750     3.39     4.84  201,750     4.98
     $6.01 to $8.00                 73,400     5.95     6.93   73,400     6.93
     $8.01 to $10.00                39,850     0.93     8.98   39,850     8.98
     $10.01 to $12.00                9,000     0.39    11.37    9,000    11.37
                                  --------                   --------
                                   859,999     4.08     4.65  814,999     4.68
                                  ========                   ========

(10) Income Taxes

     For financial reporting purposes, (loss)/income before income taxes includes the following components:

                                         Fiscal years ended September 30
                              -------------------------------------------------
                                     2005             2004             2003
                              ---------------  ---------------  ---------------
                                              (In thousands)
     Pretax (loss)/income:

            United States     $          (541) $        (1,695) $        (5,421)
            Foreign                       (53)              (2)             218
                               ---------------  ---------------  ---------------
                              $          (594) $        (1,697) $        (5,203)
                               ===============  ===============  ===============

     The provision for (benefit from) income taxes consists of the following:


                                    Fiscal years ended September 30
                             -------------------------------------------------
                                   2005             2004             2003
                             ---------------  ---------------  ---------------
                                              (In thousands)
     Current:
       Federal               $            --  $           (15) $          (211)
       State and local                   (21)               8               --
                             ---------------  ---------------  ---------------
                                         (21)              (7)            (211)
                             ---------------  ---------------  ---------------
     Deferred:
       Federal                            --               --              685
       State and local                    --               --               --
                             ---------------  ---------------  ---------------
                                          --               --              685
                             ---------------  ---------------  ---------------
               Total        $           (21) $            (7)  $           474
                             ===============  ===============  ===============

     Significant components of deferred tax assets and liabilities are as follows:

                                                       September 30
                                             ----------------------------------
                                                   2005               2004
                                             ---------------  -----------------
                                                        (In thousands)
     Deferred tax assets:
       Accounts receivable                   $            38  $              91
       Inventory                                         499                472
       Accrued expenses and other, net                   114                132
       Elimination of gross profit on sales to
          affiliates                                     218                196
       Tax NOL carryforward                            2,369              2,154
                                             ---------------  -----------------
                Deferred tax asset                     3,238              3,045
     Less:  Valuation allowance (a) (b)               (2,593)            (2,351)
                                             ---------------  -----------------
                                                         645                694
     Deferred tax liability:
       Unamortized beneficial
       conversion feature (b)                             --                (78)
     Undistributed earnings of
       foreign affiliates                               (645)              (616)
                                             ---------------  -----------------
       Net deferred taxes                    $            --  $              --
                                             ===============  =================

     (a) The Company's ability to recover the reported amounts of deferred income tax benefit is dependent upon its ability to generate sufficient taxable income during the periods over which net temporary tax differences become deductible. The Company has incurred significant operating losses in the fiscal years 2005, 2004, and 2003. Due to recurring losses and because of the uncertainty as to the Company's ability to generate sufficient taxable income to realize the value of its deferred tax asset, during the fourth quarter of fiscal 2003 the Company provided a full valuation allowance. This valuation allowance will be periodically assessed and may be partially or wholly reversed in the future.

     (b) In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF issue No. 05-8 "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"). EITF No. 05-8 provides that the basis difference between financial reporting purposes and income tax purposes that results from the issuance of convertible debt with a beneficial conversion feature is a temporary difference for purposes of applying SFAS No. 109. EITF No. 05-8 also provides that the recognition of deferred taxes for the temporary difference should be recorded as an adjustment to additional paid-in capital. EITF No. 05-8 further provides that the issue should be applied by retrospective application. Accordingly, the Company has retrospectively adjusted the components of deferred tax assets and liabilities at September 30, 2004 and recorded a deferred tax liability with a corresponding reduction in the valuation allowance amounting to $78,000 related to the unamortized discount for the convertible term note attributable to the beneficial conversion feature at such date (see Note 8). There was no effect on additional paid-in capital as the charge for deferred taxes of $103,000 was offset by the recognition of a deferred tax asset and resultant credit to additional paid-in capital for the same amount.

     As of September 30, 2005, the Company has a net operating loss carryforward of $6,490,000, which expires in between 2023 and 2025.

     Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                       Fiscal years ended September 30
                                               -------------------------------------------------
                                                      2005            2004           2003
                                               ----------------- --------------- ---------------
     U.S. Federal statutory rate                          (34.0)%         (34.0)%        (34.0)%
     State income taxes, net of federal effect             (2.5)           (2.5)          (3.8)
     Impact of foreign operations                           0.0             0.0            6.9
     All other, net                                         5.1             4.5            0.5
     Change in valuation allowance                         27.9            31.6           39.5
                                               ----------------- --------------- ---------------
                Effective income tax rate                 (3.5)%          (0.4)%           9.1%
                                               ================= =============== ===============


(11) Commitments

     (a)  Minimum Lease Commitments

          The operations of the Company are conducted in leased premises. The Company also leases various office equipment. At September 30, 2005, the approximate minimum annual rentals under these leases, which expire through fiscal year 2008, were as follows:


                                                         (In thousands)
          Fiscal year ending September 30:
             2006                                       $            384
             2007                                                     61
             2008                                                     41
                                                        ----------------
                                                        $            486
                                                        ================

          Total rent expense for all operating leases was $460,000, $463,000, and $544,000 in fiscal 2005, 2004, and 2003, respectively, including $27,000 paid to a related party affiliate in fiscal 2003. The operating lease with the related party affiliate was cancelled during fiscal 2003.

     (b)  Employment Agreements

          The Company has entered into employment agreements with its three officers, which expire in May 2006, November 2006, and April 2007. Minimum compensation requirements are $590,000 and $150,000 for the fiscal years ending September 30, 2006 and 2007, respectively.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Global Payment Technologies, Inc



We have audited the accompanying balance sheets of Global Payment Technologies Australia Pty Ltd as of June 30, 2005 and 2004, and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Global Payment Technologies Australia Pty Ltd as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 in conformity with US generally accepted accounting principles.






Pitcher Partners,


Sydney, Australia
11 November 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Global Payment Technologies Pty Limited:

We have audited the accompanying statements of income, stockholders' equity, and cash flows of Global Payment Technologies Pty Limited (the Company) for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Payment Technologies Pty Limited for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


KPMG

Sydney, Australia
19 December 2003

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets
                             June 30, 2005 and 2004

                            Assets                                       2005          2004
                                                                      -------------------------
Current assets:
    Cash and equivalents                                          A$   1,358,427     2,761,638
    Trade accounts receivable, less allowances for doubtful
      accounts of A$10,000 in 2005 and A$10,000 in 2004                3,005,021     2,152,016
    Inventories                                                        6,497,354     4,509,809
    Deferred income taxes                                                194,809       231,943
    Income taxes receivable                                                    -       192,545
    Receivable from affiliate                                          1,009,172     1,036,688
    Other current assets                                                  55,781       141,340
                                                                      -------------------------
             Total current assets                                     12,120,564    11,025,979
                                                                      -------------------------
Property, plant and equipment
    Machinery and equipment                                              371,892       360,222
    Less accumulated depreciation and amortization                      (213,958)     (172,556)
                                                                      -------------------------
             Net property, plant and equipment                           157,934       187,666
                                                                      -------------------------
                    Total assets                                  A$  12,278,498    11,213,645
                                                                      =========================

                    Liabilities and Stockholders' Equity

Current Liabilities:
    Trade accounts payable                                        A$   5,833,912     5,251,550
    Income taxes payable                                                   7,312             -
    Accrued liabilities                                                  761,196     1,045,963
                                                                      -------------------------
                   Total current liabilities                           6,602,420     6,297,513
                                                                      -------------------------
                   Total liabilities                                   6,602,420     6,297,513
                                                                      -------------------------

Commitments and contingencies (Note 1)

Stockholders' equity: Common stock
    Issued and outstanding 20,000 shares in 2005 and 20,000
     shares in 2004                                                       20,000        20,000
Retained earnings                                                      5,656,078     4,896,132
                                                                      -------------------------

                 Total stockholders' equity                            5,676,078     4,916,132
                                                                      -------------------------

                 Total liabilities and stockholders' equity       A$  12,278,498    11,213,645
                                                                      =========================

See accompanying notes to financial statements.

                 GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Operations

                    Years ended June 30, 2005, 2004 and 2003

                                                          2005          2004          2003
                                                      ----------------------------------------

Net sales                                          A$  17,104,350    17,409,545    27,537,178
Cost of goods sold
- GPT Inc                                              14,307,241    14,396,467    24,230,731
- Other                                                   185,508       293,806       134,006
                                                      ----------------------------------------

           Gross profit                                 2,611,601     2,719,272     3,172,440

Selling, general and administrative expenses           (1,947,755)   (1,777,565)   (1,937,681)
                                                                                           --
                                                      ----------------------------------------

            Operating income                              663,846       941,707     1,234,759

Other income (expense):
  Interest income                                         162,179       140,252       221,318
  Other sundry income                                      12,000        63,240       151,065
  Interest expense                                              -             -        (4,412)
  Servicing income                                        250,306       207,416       105,420
  Foreign exchange gains                                        -             -       202,924
                                                      ----------------------------------------
            Income before income taxes                  1,088,331     1,352,615     1,911,074
Income taxes                                             (328,385)     (407,189)     (578,232)
                                                      ----------------------------------------

            Net income                                    759,946       945,426     1,332,842
                                                      ========================================

See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

                    Years ended June 30, 2005, 2004 and 2003




                                                                                        Total
                                                        Common         Retained      Stockholders'
                                                        Stock          Earnings        Equity
                                                    -----------------------------------------------

 Balances at June 30, 2002                 A$             20,000       5,217,864       5,237,864
  Net income (unaudited)                                      --       1,332,842       1,332,842
  Dividends declared                                          --      (2,000,000)     (2,000,000)
                                                    -----------------------------------------------

 Balances at June 30, 2003                 A$             20,000       4,550,706       4,570,706
  Net income                                                   -         945,426         945,426
  Dividends declared                                           -        (600,000)       (600,000)
                                                    -----------------------------------------------

 Balances at June 30, 2004                 A$             20,000       4,896,132       4,916,132
  Net income                                                   -         759,946         759,946
  Dividends declared                                           -               -               -
                                                    -----------------------------------------------

 Balances at June 30, 2005                                20,000       5,656,078       5,676,078
                                                    ===============================================

     See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

                    Years ended June 30, 2005, 2004 and 2003


                                                                            2005            2004            2003
                                                                       -----------------------------------------------

Net income                                                      A$            759,946         945,426       1,332,842
  Adjusted to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortisation of property, plant and                         40,757          42,209          42,139
  equipment
  Decrease / (increase) in trade accounts receivable                         (853,005)        325,184       2,632,803
  Decrease / (increase) in inventories                                     (1,987,545)      2,841,050       3,316,850
  Decrease / (increase) in other assets                                        85,559         (90,925)        146,134
  Decrease / (increase) in intercompany receivables                            27,516         425,557      (1,462,246)
 (Decrease) / Increase in trade accounts payable                              582,360      (3,476,080)     (3,419,624)
  Decrease in accrued liabilities                                            (284,767)        (17,082)       (379,767)
  Decrease / (increase) in deferred income taxes                               37,134         291,214        (196,742)
  Increase in income tax provision                                              7,312               -               -
  Decrease / (increase) in income tax receivable                              192,545        (184,320)              -
                                                                       -----------------------------------------------

       Net cash provided by/ (used in) operating activities                (1,392,188)      1,102,233       2,012,389
                                                                       -----------------------------------------------

Cash flows from investing activities:
 Capital expenditures, including interest capitalized                         (11,023)         (7,997)       (101,137)
                                                                       -----------------------------------------------

       Net cash used in investing activities                                  (11,023)         (7,997)       (101,137)
                                                                       -----------------------------------------------

Cash flows from financing activities:
 Dividends paid                                                                     -        (600,000)     (2,000,000)
                                                                       -----------------------------------------------

       Net cash used in financing activities                                        -        (600,000)     (2,000,000)
                                                                       -----------------------------------------------

       Net decrease in cash and cash equivalents                           (1,403,211)        494,236        (88,748)

Cash and cash equivalents at beginning of year                              2,761,638       2,267,402       2,356,150
                                                                       -----------------------------------------------

Cash and cash equivalents at end of year                        A$          1,358,427       2,761,638       2,267,402
                                                                       ===============================================

See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                          Notes to Financial Statements
                          June 30, 2005, 2004 and 2003

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

                  Concentration of credit risk

                  The Company's largest customer represented 33.3% (2004: 47%) of trade accounts receivable as of June 30, 2005 and 54.2% (2004: 59%) of sales for the fiscal year ended June 30, 2005. Two other customers represented 12% or more of net sales and trade accounts receivable as of and for the year ended June 30, 2005.

         c)       Inventories

                  Inventories are stated at the lower cost or market value. Cost is determined using the first-in, first-out method for all inventories.

         d)       Property, Plant and Equipment

                  Property, plant and equipment are stated at cost.

                  Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 27% (2004:
                  7.5% to 27%; 2003: 7.5% to 27%).

         e)       Other Current Assets and Other Assets

                  Other assets are comprised of security deposits, prepaid expenses, goods and services tax due from the Australian Tax Office and other non-trade receivables.

         f)       Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                          Notes to Financial Statements
                          June 30, 2005, 2004 and 2003

1)       Summary of significant Accounting Policies and Practices (cont)

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

                  The Company did not recognise any impairment adjustments in fiscal 2005 (2004: nil; 2003: nil).

         i)       Revenue Recognition

                  The Company recognises revenue upon shipment of products and passage of title to its customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

         j)       Commitments and Contingencies

                  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. No such amounts were recorded in fiscal 2005, 2004 or 2003.

         k)       Advertising expenses

                  Advertising expenses are recognized in the statement of operations as incurred.

         l)       Cash and cash equivalents

                  Cash and cash equivalents comprise cash on hand, and cash and term deposits with banking institutions. The Term deposits are for a period of 7 days. These have been rolled over since year-end. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year-end to spot rates at year-end with the gain recognized in the Statement of operations

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                          Notes to Financial Statements
                          June 30, 2005, 2004 and 2003


2)       Income Taxes

         All pre tax income is derived from domestic operations.

         Total income taxes for the years ended June 30, 2005, 2004 and 2003 consists of:

                                                                   Current          Deferred          Total
                                                                -------------------------------------------------

         Year ended June 30, 2005:                      A$            291,251            37,134         328,385
                                                                =================================================

         Year ended June 30, 2004:                      A$            115,975           291,214         407,189
                                                                =================================================

         Year ended June 30, 2003:                      A$            757,375         (179,143)         578,232
                                                                =================================================

         Income tax expense was $328,385, $407,189 and $578,232 for the years ended June 30, 2005, June 30, 2004 and June 30, 2003, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2004: 30%; 2003: 30%) to pre tax income as a result of the following:

                                                                    2005            2004              2003
                                                               --------------------------------------------------

         Computed "expected" tax expense               A$            326,499          405,785           573,322
         Increase (reduction) in income taxes
         resulting from:
         Adjustment to deferred tax assets and
         liabilities for enacted changes in tax laws
         and rates                                                        --               --                --
             Under/over provision for prior years
                                                                          --               --                --
             Other, net                                                1,886            1,404             4,910
                                                               --------------------------------------------------

                                                        A$            328,385          407,189           578,232
                                                               ==================================================

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                          Notes to Financial Statements
                          June 30, 2005, 2004 and 2003

2)       Income Taxes (continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at 30 June 2005 and 2004 are presented below.

                                                                                2005                 2004

                                                                           At 30% tax rate     At 30% tax rate
                                                                         ----------------------------------------

         Deferred tax assets:
           Accounts receivable principally due to
            allowance for doubtful accounts                    A$                   3,000               3,000
           Inventory                                                                5,624              41,183
           Employee leave entitlements                                             44,644              40,226
           Bonus provision                                                         94,897             139,620
           Unrealised foreign exchange movements                                   21,357             (18,577)
           Other                                                                   25,287              26,491
                                                                        ----------------------------------------
                   Total gross deferred tax assets                                194,809             231,943
                                                                        ----------------------------------------

                    Net deferred tax assets                                       194,809             231,943
                                                                        ========================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realised. The ultimate realisation of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2005.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                          Notes to Financial Statements
                          June 30, 2005, 2004 and 2003

3)       Pension and Other Post Retirement Benefits

         The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentage of salary plus any additional contributions included in employee's employment agreement. The company contributed A$83,304, A$81,692 and A$76,127 during fiscal years 2005, 2004 and 2003 respectively to the fund. There were no contributions outstanding at year-end.

         The Company does not sponsor any other post employment benefits for its employees.

4)       Accrued Liabilities

                                                                                   2005                 2004

          Goods and services tax payable                         A$                141,837              160,538
          Accrued expenses                                                         395,545              676,340
          Provision for employee leave                                             148,814              134,085
          Warranty provision                                                        75,000               75,000
                                                                      -----------------------------------------
                                                                A$                761,196            1,045,963
                                                                      =========================================

5)       Commitments

         Non cancellable operating lease commitments

                                                                                   2005                 2004
          Future operating lease commitments not provided for
          in the financial statements and payable:
          Within one year                                         A$                210,000              210,000
          One to two years                                                           70,000              210,000
          Two to three years                                                              -                    -
                                                                        -----------------------------------------
                                                                  A$                280,000              420,000
                                                                        -----------------------------------------

         The Company leases property under a non-cancellable four year operating lease expiring in October 2006. There is an option to renew the lease for a further four years at the completion of the lease. The Company has not entered into any capital leases.


6)       Cost of Goods Sold

                                                                     2005             2004            2003
         Opening Inventory (excluding stock in        A$
         transit)                                                   2,580,220       3,228,659       6,708,544
         Add
         Purchases - GPT Inc                                       16,736,086      13,484,683      20,534,873
         Purchases - Other                                            219,651         266,904         113,557
         Freight and other charges                                    257,458         290,247         236,422
                                                            -------------------------------------------------
                                                                   19,793,415      17,270,493      27,593,396
         Less
         Ending Inventory (excluding stock in
         transit)                                                   5,300,666       2,580,220       3,228,659
                                                            -------------------------------------------------
         Cost of Goods Sold                           A$           14,492,749      14,690,273      24,364,737
                                                            =================================================

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                          Notes to Financial Statements
                          June 30, 2005, 2004 and 2003

7)       Related parties

         The company is 50% owned by Global Payment Technologies, Inc, a company incorporated in the United States of America. The other 50% is owned by a private trust of which the Managing Director of the company is a beneficiary.

         During the year, the Company purchased inventories from Global Payment Technologies, Inc., which totalled $16,736,086 (2004:
         $13,484,683). An amount of A$5,652,566 is included in Trade accounts payable at balance date (2004: $4,978,968).

         As of June 30, 2005 the Company had receivables from eCash Holdings Pty Limited of $1,009,172, (2004: $1,036,688) which were primarily attributable to payments made by the Company on behalf of eCash Holdings Pty Limited to employees and vendors of eCash Holdings Pty Limited. Interest is charged on the balance at the rate of 7% p.a. This amount has been repaid since balance date. During the year, the Company had sales to eCash Holdings Pty Limited totalling $469,391 (2004: $415,784). An amount of A$200,178 is included in Trade accounts receivable at balance date (2004: $NIL). For the year ended June 30, 2005, the Company charged eCash Holdings Pty Limited a management fee for administrative tasks conducted by the Company on behalf of eCash Holdings Pty Limited, which is included in other sundry income in the accompanying statement of operations.
         eCash Holdings Pty Limited is owned 35% by Global Payment Technologies, Inc., 35% by the private trust of the Managing Director of the Company, and 30% by an unrelated third party.

         There were no other transactions with related parties.


                                                                                       Schedule II
                                GLOBAL PAYMENT TECHNOLOGIES, INC.
                          Schedule of Valuation and Qualifying Accounts

          Column A               Column B         Column C         Column D          Column E
----------------------------  ---------------  ---------------  ---------------  -----------------
                                Balance at       Charged to      Deductions -         Balance
                                 beginning        costs and        write off          at end
        Description              of period        expenses        of accounts        of period
----------------------------  ---------------  ---------------  ---------------  -----------------
Allowance for doubtful
  accounts:
    September 30, 2003       $           177  $           127  $            70  $             234
    September 30, 2004                   234              102               86                250
    September 30, 2005                   250               47              145                152

Warranty Reserve
    September 30, 2003                   340              327              321                346
    September 30, 2004                   346              198              246                298
    September 30, 2005                   298              176              206                268
