Form 10-Q
period 2005-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2006-02-13
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
                               -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                           11-2974651
------------------------------------------                 ---------------------
     (State or Other Jurisdiction of                            (IRS Employer
      Incorporation or Organization)                         Identification No.)

  425B Oser Avenue, Hauppauge, New York                            11788
------------------------------------------                 ---------------------
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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

As of February 10, 2006, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----


PART I. FINANCIAL INFORMATION
------- ---------------------
                                                                     Page Number
                                                                     -----------
   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 2005
            (unaudited) and September 30, 2005                               3

           Condensed Consolidated Statements of Operations (unaudited)
            - Three Months ended December 31, 2005 and 2004                  4

           Condensed Consolidated Statements of Cash Flows (unaudited)
            - Three Months ended December 31, 2005 and 2004                  5

           Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                 6 - 14

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        15 - 18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       19

   Item 4. Controls and Procedures                                          19


PART II. OTHER INFORMATION
-------- -----------------

   Item 6. Exhibits                                                         19


SIGNATURES                                                                  19
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollar amounts in thousands, except share data)
                ------------------------------------------------
                                                     December 31,  September 30,
                                                     ------------  -------------
                                                         2005          2005
                                                     ------------  -------------
                                                     (Unaudited)
ASSETS
------
 Current Assets:
    Cash and cash equivalents                        $     3,084   $      3,108
    Accounts receivable, less allowance for doubtful
     accounts of $160 and $152, respectively                 788          1,386
    Accounts receivable from affiliates                    1,447          1,881
    Inventory, net                                         5,041          5,109
    Prepaid expenses and other current assets                242            265
    Income taxes receivable                                    -             25
                                                     ------------  -------------
        Total current assets                              10,602         11,774

    Investments in unconsolidated affiliates               1,712          2,219
    Property and equipment, net                            1,580          1,688
    Capitalized software costs, net                          915          1,033
                                                     ------------  -------------

 Total assets                                        $    14,809   $     16,714
                                                     ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 Current liabilities:
    Current portion of long-term debt                $        42   $         38
    Income taxes payable                                       2              -
    Accounts payable                                       1,203          2,092
    Accrued expenses and other current liabilities           889          1,134
                                                     ------------  -------------
        Total current liabilities                          2,136          3,264

    Long-term debt                                            65             79
                                                     ------------  -------------
        Total liabilities                                  2,201          3,343
                                                     ------------  -------------

 Shareholders' equity:
    Common stock, par value $0.01; authorized
     20,000,000 shares; issued 6,497,185 shares               65             65
    Additional paid-in capital                            13,456         13,446
    Accumulated (deficit) earnings                           (80)           710
    Accumulated other comprehensive income                   666            649
                                                     ------------  -------------
                                                          14,107         14,870
    Less: Treasury stock, at cost, 278,984 shares         (1,499)        (1,499)
                                                     ------------  -------------
        Total shareholders' equity                        12,608         13,371
                                                     ------------  -------------

 Total liabilities and shareholders' equity          $    14,809   $     16,714
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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------

                                                          Three Months ended
                                                              December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
                                                         (Dollar amounts in
                                                       thousands, except share
                                                         and per share data)

Net sales
  Non-affiliates                                     $     2,613    $     5,211
  Affiliates                                               1,292          2,541
                                                     ------------   ------------
                                                           3,905          7,752

  Cost of sales                                            3,220          5,728
                                                     ------------   ------------

  Gross profit                                               685          2,024

  Operating expenses                                       1,705          1,675
                                                     ------------   ------------

  (Loss) income from operations                           (1,020)           349
                                                     ------------   ------------

  Other income (expense):
    Equity in income of unconsolidated affiliates            223             80
    Interest income (expense), net                             9           (246)
                                                     ------------   ------------
  Total other income (expense), net                          232           (166)
                                                     ------------   ------------

  (Loss) income before provision for income taxes           (788)           183

  Provision for income taxes                                   2              3
                                                     ------------   ------------

  Net (loss) income                                  $      (790)   $       180
                                                     ============   ============

  Net (loss) income per share:
    Basic                                            $     (0.13)   $      0.03
                                                     ============   ============
    Diluted                                          $     (0.13)   $      0.03
                                                     ============   ============

  Common shares used in computing net (loss) income
   per share amounts:
    Basic                                              6,218,201      5,625,359
                                                     ============   ============
    Diluted                                            6,218,201      5,780,798
                                                     ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                              Three Months ended
                                                                  December 31,
                                                              ------------------
                                                                2005      2004
                                                              --------  --------
                                                                (Dollar amounts
                                                                  in thousands)

OPERATING ACTIVITIES:
 Net (loss) income                                            $  (790)  $   180
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
   Equity in income of unconsolidated affiliates                 (223)      (80)
   Depreciation and amortization                                  303       681
   Provision for losses on accounts receivable                     10        15
   Provision for inventory obsolescence                            39        45
   Fair value of stock options granted                             10         -
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                  591      (342)
      Decrease in accounts receivable from affiliates             599        41
      Decrease (increase) in inventory                             34      (130)
      Decrease (increase) in prepaid expenses and other assets      8      (124)
      Decrease in income taxes receivable                          25       115
      (Decrease) increase in accounts payable                    (889)      377
      Decrease in accrued expenses and other current
       liabilities                                               (245)     (100)
      Increase in income taxes payable                              2         -
                                                              --------  --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (526)      678
                                                              --------  --------

INVESTING ACTIVITIES:
 Purchases of property and equipment                              (62)     (113)
 Distributions from unconsolidated affiliates                     574         -
                                                              --------  --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               512      (113)
                                                              --------  --------

FINANCING ACTIVITIES:
 Repayments of long term debt                                     (10)      (50)
 Proceeds from the exercise of stock options                        -        53
                                                              --------  --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (10)        3
                                                              --------  --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (24)      568

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,108     3,453
                                                              --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 3,084   $ 4,021
                                                              ========  ========

CASH PAID DURING THE PERIOD FOR:
 Interest                                                     $     2   $    34
                                                              ========  ========
 Income Taxes                                                 $     -   $     7
                                                              ========  ========

NON-CASH FINANCING ACTIVITIES
 Reduction of convertible notes and increase in common stock
  and additional paid-in capital due to conversion of notes   $     -   $   373
                                                              ========  ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2005 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Effective October 1, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. Any option grants since then would result in compensation expense.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the three months ended December 31, 2005, the Company recorded share-based compensation for options attributable to employees, officers and directors of $12,000, or $.00 per share which is included in the Company's net loss for the period.

The Company has several stock option plans in effect covering in the aggregate 1,500,000 shares of the Company's common stock pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1994 stock option plan expired on October 17, 2004, and the 1996 and 2000 stock option plans expire on March 18, 2006 and January 25, 2010, respectively, after which no additional option grants may be issued under such plans. The stock option plans are all administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the stock option plans as approved by the shareholders.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

Incentive stock options granted under these various plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under each of the plans to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

Options granted under these various plans generally vest over three or four years and expire seven or ten years from the date of grant, while certain options vest over one and one-half years and expire seven years from the date of grant. The Company expects to issue new shares upon stock option exercises, but has treasury shares that could be used for this purpose.

A summary of the Company's stock option plans activity as of December 31, 2005, and changes during the three months then ended is as follows:

                                                        Weighted
                                              Weighted   average     Aggregate
                                               average  remaining    intrinsic
                                              exercise contractual     value
                                     Shares    price  term (years)(in thousands)
                                 ------------ -------- ----------- -------------

Outstanding, October 1, 2005         859,999  $  4.65
    Granted                          250,000     2.85
    Exercised                              -        -
    Forfeited                         (6,172)    4.38
    Expired                                -        -
                                 ------------ --------
Outstanding, December 31, 2005     1,103,827  $  4.25         4.5  $          4
                                 ============ ======== =========== =============
Vested or expected to vest,
 December 31, 2005                 1,103,827  $  4.25         4.5  $          4
                                 ============ ======== =========== =============
Exercisable, December 31, 2005       823,827  $  4.67         3.9  $          4
                                 ============ ======== =========== =============

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is calculated using the midpoint of the vesting date and the expected life of the grant. The expected volatility is derived from the historical volatility of the Company's stock for a period that matches the expected life of the option. The risk-free rate interest rate is the yield from a treasury bond or note that is comparable in term to the expected life of the option. Option forfeiture rates are based on the Company's historical forfeiture rates. Expected dividends are based on the Company's history and the likelihood of future dividends.

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of December 31, 2005, there was $238,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.9 years.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2005 and 2004 was $1.00 and $2.85, respectively. The total intrinsic value of stock options exercised for the three months ended December 31, 2005 and 2004 was $0 and $11,000, respectively. The total fair value of stock options vested for the three months ended December 31, 2005 and 2004 was $12,000 and $118,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   Three months ended December 31
                                   ------------------------------
                                      2005                2004
                                   ----------          ----------
Expected volatility                     40.5%           61% - 62%
Weighted-average volatility             40.5%               61.2%
Expected dividends                       0.0%                0.0%
Expected term (in years)                 3.5                 5.5
Risk-free interest rates                4.55%               3.51%


SFAS No. 123 required disclosure of net income, on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123, the Company's net income for the previous period presented would have changed to the pro forma amounts as follows:

                                                            Three Months Ended
                                                             December 31, 2004
                                                         -----------------------
                                                          (Amounts in thousands,
                                                          except per share data)

Net income as reported                                    $                 180

Deduct: Total stock-based employee compensation expense
 under fair value method for all awards, determined
 net of related tax effects                                                (118)
                                                         -----------------------
Pro forma net income                                      $                  62
                                                         =======================

Net income per common share:
   Basic - as reported                                    $                0.03
   Basic - pro forma                                      $                0.01
   Diluted - as reported                                  $                0.03
   Diluted - pro forma                                    $                0.01


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $734,000 and $744,000, as of December 31, 2005 and September 30, 2005, respectively, consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income (loss).

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                     (in thousands)
                             December 31,   September 30,
                                 2005           2005
                             ------------   -------------

Raw Materials                $     3,892    $      3,870
Work-in-process                      373             470
Finished Goods                       776             769
                             ------------   -------------
                             $     5,041    $      5,109
                             ============   =============

NOTE E - DEBT
-------------

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. As of March 31, 2005, the entire amount of the CTN had been repaid.

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. Amortization for the three months ended December 31, 2005 and 2004 was $0 and $212,000, respectively. As of March 31, 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.

On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At December 31, 2005, no amounts were outstanding under the MBN or the RN.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Registration rights agreements were entered into with Laurus which require the Company to file registration statements for the resale of the common stock issuable upon conversion of the notes and upon the exercise of the warrants and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common stock has been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statements declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to Laurus at 1.0% per month, with respect to the CTN or the warrants, and 2.0% per month, with respect to the MBN, of the respective original principal amounts until the failure is cured. The registration statement was filed and declared effective within the specified grace period.

The Company accounts for the registration rights agreements as separate free-standing financial instruments and accounts for the liquidated damages provisions therein as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2005 no liability was outstanding as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at December 31, 2005 was $107,000.

Outstanding debt with respect to the capital lease as of December 31, 2005 is as follows (in thousands):

                                     Total
                                    -------

Total debt                          $  117
Less amount representing interest      (10)
                                    -------
Net                                    107
Less current portion                   (42)
                                    -------
Long term debt                      $   65
                                    =======

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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three months ended December 31, 2005 and 2004, the Company's comprehensive income
(loss) is as follows:

                                      (in thousands)
                                    Three months ended
                                       December 31,
                                     2005        2004
                                   --------    --------
Net (loss) income                  $  (790)    $   180
Other comprehensive income (a)          17         109
                                   --------    --------
Comprehensive (loss) income        $  (773)    $   289
                                   ========    ========

(a) Consisting of cumulative translation adjustments related to the Company's investments in affiliates.

NOTE H - NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common stock shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS) are computed by reflecting the potential dilution from the exercise of stock options and stock warrants, and the conversion into common stock of convertible loans. Potentially dilutive shares that are not included in EPS because including them would be anti-dilutive are as follows:

                                      (in thousands)
                                    Three months ended
                                       December 31,
                                     2005        2004
                                   --------    --------

Stock options                        1,104         218
Stock warrants                         200         200
Convertible Debt                         -         411
                                   --------    --------
Total                                1,304         829
                                   ========    ========

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                             Three Months Ended                     Three Months Ended
                                              December 31, 2005                      December 31, 2004
                                  (In thousands, except per share data)  (In thousands, except per share data)
                                   ------------------------------------   ------------------------------------
                                   Net income      Shares     Per Share   Net income      Shares     Per Share
                                   (Numerator) (Denominator)   Amounts    (Numerator) (Denominator)   Amounts
                                   ----------- -------------  ---------   ----------- -------------  ---------

Net (loss) income                  $     (790)                            $      180

Basic EPS
---------
Net (loss) income attributable to        (790)      6,218.2   $  (0.13)          180       5,625.4   $   0.03
Common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                  -             -          -             -         155.4          -
                                   ----------- -------------  ---------   ----------- -------------  ---------

Diluted EPS
-----------
Net (loss) income attributable to
Common stock and assumed option
 and warrant exercises             $     (790)      6,218.2   $  (0.13)   $      180       5,780.8   $   0.03
                                   =========== =============  =========   ===========  ============  =========

NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------

Net sales to unconsolidated affiliates and accounts receivable from unconsolidated affiliates for the respective periods are as follows:

                 (in thousands)               (in thousands)
                    Net sales              Accounts receivable
                  to affiliates              from affiliates:
               Three months ended
                   December 31,       December 31,   September 30,
                 2005       2004          2005           2005
               --------   --------    ------------   -------------
Australia      $ 1,292    $ 2,540     $     1,447    $      1,881
Evolve-UK            -          1               -               -
               --------   --------    ------------   -------------
               $ 1,292    $ 2,541     $     1,447    $      1,881
               ========   ========    ============   =============

NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' results for the three months ended September 30, 2005 and 2004. The following summary financial information reflects the combined assets and liabilities of Global Payment Technologies Australia Pty Limited ("GPTA") and eCash Holdings Pty Limited ("eCash") as of September 30, 2005 and 2004 and the combined operating results for the three months ended September 30, 2005 and 2004. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $58,000 and ($7,000) for the three months ended December 31, 2005 and 2004, respectively. For the three months ended December 31, 2005 and 2004, the Company increased its equity in income of unconsolidated affiliates by $165,000 and $87,000, respectively, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that have been recognized by these affiliates.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

Deferred gross profit of $370,000 and $535,000 as of December 31, 2005 and September 30, 2005, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. Summarized financial information for GPTA and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).

                              Three Months Ended
                                  September 30,
                              2005             2004
                          -------------   -------------

Net sales                 $      3,951    $      3,496
Operating income                   214             (33)
Net income                         163             (28)


                          September 30,      June 30,
                              2005             2005
                          -------------   -------------

Current assets            $      9,167    $     10,686
Non-current assets                 608             509
Current liabilities              5,215           6,814
Non-current liabilities              -               -
                          -------------   -------------
Net assets                $      4,560    $      4,381
                          =============   =============

NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company adopted the statement in the first quarter of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 addresses the retrospective application of such changes and corrections. The statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2006. The Company will follow the provisions of this standard in the event of any future accounting changes or error corrections.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005

NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2005 through December 31, 2005:

                                           (in thousands)
                                               Amount
                                           --------------
Beginning Balance as of October 1, 2005    $         268
Deduct: Payments                                     (25)
Add: Provision                                        31
                                           --------------
Ending Balance as of December 31, 2005     $         274
                                           ==============

NOTE M - SHAREHOLDERS' EQUITY
-----------------------------

In October, 2004, the Company granted 60,000 stock options to a consultant for the purchase of the Company's common stock at $4.20 per share. The options vest over two years and expire in 2007. The Company (credited) charged ($2,000) and $6,000 to operations during the three months ended December 31, 2005 and 2004, respectively, representing the adjustment to reflect the ratable value of the options granted with a corresponding (decrease) increase to additional paid-in capital. In November, 2005, the Company granted 250,000 stock options to its Chief Executive Officer for the purchase of Common Stock at $2.85. The options, which were valued at $1.00 per share, vest in three equal annual installments beginning November, 2006. The Company charged $12,000 to operations during the three months ended December 31, 2005 representing the fair value of stock options earned by the officer during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.

NOTE N - CONCENTRATIONS
-----------------------

The Company's largest customers for the three months ended December 31, 2005 and 2004 represent the following percentages of net sales:

                        (in thousands)
                      Three months ended
                         December 31,
                       2005        2004
                      ------      ------
Net sales:
    Customer A          33%         33%
    Customer B          14%         26%
    Customer C           *          11%

* Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A is one of the Company's unconsolidated affiliates in Australia (see Note I).

                        Global Payment Technologies, Inc.
                                December 31, 2005


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three months ended December 31, 2005 compared with three months ended December
------------------------------------------------------------------------------
31, 2004
--------

Sales
Net sales decreased by 49.6%, or $3,847,000, to $3,905,000 in the three months ended December 31, 2005 as compared with $7,752,000 in the comparative prior-year period. This sales decrease was due to $4,099,000 decreased sales to the gaming market, primarily in Russia which has been affected by government regulations that temporarily prohibit the placement of new gaming devices; and from the Company's Australian affiliate which has reduced its short-term inventory requirements to better manage current market conditions throughout its territory. This has resulted in a slowdown in sales, which has been partially offset by increased sales of $252,000 to the beverage and vending market. Gaming sales for the three months ended December 31, 2005 were $3,132,000, or 80.2% of sales, as compared with $7,231,000, or 93.3% of sales, in the prior year period. Beverage and vending sales for the three months ended December 31, 2005 were $773,000, or 19.8% of sales, as compared with $521,000, or 6.7 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $685,000, or 17.5% of net sales, in the three months ended December 31, 2005 as compared with $2,024,000, or 26.1% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of sales incentives to reduce Aurora inventory levels as well as attempting to increase its market share with Aurora, and the effects of a 49.6% sales decrease while manufacturing costs were virtually unchanged. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels.

Operating Expenses
Operating expenses increased to $1,705,000, or 43.7% of sales, in the three months ended December 31, 2005 as compared with $1,675,000, or 21.6% of sales, in the comparative prior-year period. This increase of $30,000 is primarily the result of a $47,000 expense resulting from test currency exchange valuations, increased corporate consulting fees and increased expenses at the Company's UK affiliate, partially offset by lower shipping costs as a result of lower sales. Beginning October 1, 2005, the Company is required to comply with the provisions of SFAS No. 123R which requires the fair value of stock options to be recognized and charged to operations. The Company charged $12,000 to operations during the three months ended December 31, 2005 representing the fair value of stock options earned by employees, officers and directors. As of December 31, 2005, there was $238,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.9 years.

Equity in Income of Unconsolidated Affiliates
The Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. The Company accounted for its United Kingdom affiliate using the equity method until February, 2005, when the Company exchanged its 25% interest in Abacus-UK for a 12.5% interest in Evolve-UK, which is now accounted for on a cost basis. Included in the results of operations for the three months ended December 31, 2005 and 2004 are the Company's share of net profits of these affiliates of $223,000 and $80,000, respectively, which includes $165,000 and $87,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income (loss) of these unconsolidated affiliates was $58,000 and ($7,000) for the three months ended December 31, 2005 and 2004, respectively.

                        Global Payment Technologies, Inc.
                                December 31, 2005


Income Taxes
With respect to the provision for income taxes, the effective rate was (0.3%) as compared with 1.6% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at December 31, 2005. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net (Loss) Income
Net (loss) income for the quarter ended December 31, 2005 was ($790,000), or ($0.13) per share, as compared with $180,000, or $0.03 per share, in the comparative prior-year period. The Company owns controlling interests in consolidated subsidiaries in the United Kingdom, Russia, and the United States. Included in interest expense for the three months ended December 31, 2005 and 2004 is $0 and $212,000 as a result of the amortization of debt discount, which included accelerated amortization resulting from partial conversions on the Company's $1.5 million secured convertible term note (see Note E of the Condensed Consolidated Financial Statements). As of March 31, 2005, the entire amount of the term loan was repaid and the debt discount was fully amortized.

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At December 31, 2005, the Company's cash and cash equivalents were $3,084,000 as compared with $3,108,000 at September 30, 2005. A significant portion of the Company's cash balance in the amount of $734,000 and $744,000, as of December 31, 2005 and September 30, 2005,
respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. As a result of the Company's cash balances and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

On March 16, 2004, the Company entered into a Security Agreement with Laurus Master Fund Ltd. ("Laurus") which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At December 31, 2005, no amounts were outstanding under the MBN or the RN.

The agreement provides that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Registration rights agreements were entered into with Laurus which require the Company to file registration statements for the resale of the common stock issuable upon conversion of the notes and upon the exercise of the warrants and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common stock has been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statements declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to Laurus at 1.0% per month, with respect to the CTN or the warrants, and 2.0% per month, with respect to the MBN, of the respective original principal amounts until the failure is cured. The registration statement was filed and declared effective within the specified grace period.

                        Global Payment Technologies, Inc.
                                December 31, 2005

The Company accounts for the registration rights agreements as separate freestanding instruments and accounts for the liquidated damages provisions as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2005 no liability was outstanding as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

Net cash used by operating activities was ($526,000) in the three months ended December 31, 2005. This amount is due to a net loss for the period, adjusted for non-cash items, of ($651,000), decreased accounts payable of $889,000, and decreased accrued expenses of $245,000, offset, in part, by decreased accounts receivable of $1,190,000, primarily due to lower sales in this period combined with a continued steady collections of prior accounts receivable, decreased prepaid expenses and other assets of $8,000, decreased inventory of $34,000, decreased income taxes receivable of $25,000 and increased income taxes payable of $2,000. Net cash provided by operating activities was $678,000 in the three months ended December 31, 2004. This amount is due to net income for the period, adjusted for non-cash items of $841,000, increased accounts payable of $377,000, and decreased income taxes receivable of $115,000, offset, in part, by increased accounts receivable of $301,000, primarily due to higher sales in this period, partially offset by continued steady collections of prior accounts receivable, increased prepaid expenses and other assets of $124,000, increased inventory of $130,000, and decreased accrued expenses and other current liabilities of $100,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. Further, the Company has agreements with its affiliates which could extend payment terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

Cash provided by (used in) investing activities for the three months ended December 31, 2005 amounted to $512,000 as compared with ($113,000) in the prior-year period. The Company received dividend distributions from its Australia affiliates of $574,000 in the three months ended December 31, 2005. Investments in property and equipment in the three months ended December 31, 2005 amounted to $62,000 as compared with $113,000 in 2004.

Cash (used in) provided by financing activities in the three months ended December 31, 2005 and 2004 includes net repayments of $10,000 and $50,000, respectively. The Company received $53,000 from the exercise of stock options in the three months ended December 31, 2004.

                        Global Payment Technologies, Inc.
                                December 31, 2005

At December 31, 2005, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                (in thousands)
        Fiscal Year    Operating Lease    Debt Repayments
        ------------  -----------------  -----------------
            2006       $           256    $            31
            2007                    61                 45
            2008                    41                 31
         Thereafter                  -                  -
                      -----------------  -----------------
            Total      $           358    $           107
                      =================  =================

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of December 31, 2005, purchase order commitments approximated $4.4 million and will be used for production requirements during fiscal 2006 and beyond.


Critical Accounting Policies
----------------------------

There were no changes in critical accounting policies since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2005 except as follows:

Stock-Based Compensation:
Effective October 1, 2005, the Company has adopted SFAS No. 123R, which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognized over the related vesting period. The fair value of stock options is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company's stock, expected term until exercise of the option, the risk free interest rate, option forfeiture rates, and dividends, if any. The Company utilized the modified prospective transition method which requires that compensation costs be recorded as earned, for all unvested stock options outstanding as of September 30, 2005, based on the grant date fair value estimated under the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. In September 2005, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. Any option grants since then would result in future compensation expense.

Special Note Regarding Forward-Looking Statements: A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on a limited base of customers for a significant portion of sales; the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the possible impact of competitive products and pricing; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international market in which the Company operates; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the relative strength of the United States currency; and other risks described in the Company's Securities and Exchange Commission filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION
                           -------- -----------------

Item 6. Exhibits

Exhibit 10 - Excerpt from Board of Directors resolution dated January 11, 2006 to amend the salary of Stephen Nevitt (1)*

Exhibit 31.1 - Rule 13a-14a Certification (Chief Executive Officer) (1)

Exhibit 31.2 - Rule 13a-14a Certification (Chief Financial Officer) (1)

Exhibit 32 - Section 1350 Certifications (1)

(1) filed herewith
* Management contract or compensatory plan or arrangement


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

                                               Global Payment Technologies, Inc.
                                               ---------------------------------

                                               By: /s/ Thomas McNeill
                                                   -----------------------------
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer
Dated: February 13, 2006