Form 10-Q
period 2006-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2006-05-12
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    -------------

Commission File No. 0-25148
                    -------


                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             11-2974651
-------------------------------                          -----------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

425B Oser Avenue, Hauppauge, New York                             11788
-------------------------------------                    -----------------------
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ]  No [X]

As of May 5, 2006, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

              Index to Condensed Consolidated Financial Statements


PART I.       FINANCIAL INFORMATION
-------       ---------------------
                                                                     Page Number
                                                                     -----------
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - March 31, 2006
               (unaudited) and September 30, 2005                           3

              Condensed Consolidated Statements of Operations
               (unaudited) - Three and Six Months ended March 31,
               2006 and 2005                                                4

              Condensed Consolidated Statements of Cash Flows
               (unaudited) - Six Months ended March 31, 2006 and 2005       5

              Notes to Condensed Consolidated Financial Statements
               (unaudited)                                             6 - 15

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     16 - 21

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk                                                         21

     Item 4.  Controls and Procedures                                      21


PART II.      OTHER INFORMATION
--------      -----------------

     Item 4.  Submission of Matters to a Vote of Security Holders     21 - 22

     Item 6.  Exhibits                                                     22


SIGNATURES                                                                 22
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollar amounts in thousands, except share data)
                ------------------------------------------------

                                                       March 31,   September 30,
                                                     ------------  -------------
                                                         2006          2005
                                                     ------------  -------------
                                                     (Unaudited)
ASSETS
------
  Current Assets:
    Cash and cash equivalents                         $    2,280    $     3,108
    Accounts receivable, less allowance for doubtful
     accounts of $163 and $152, respectively               1,318          1,386
    Accounts receivable from affiliates                      959          1,881
    Inventory, net                                         4,881          5,109
    Prepaid expenses and other current assets                400            265
    Income taxes receivable                                    2             25
                                                     ------------  -------------
          Total current assets                             9,840         11,774

    Investments in unconsolidated affiliates               2,221          2,219
    Property and equipment, net                            1,452          1,688
    Capitalized software costs, net                          793          1,033
                                                     ------------  -------------

  Total assets                                        $   14,306    $    16,714
                                                     ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Current portion of long-term debt                 $       56    $        38
    Accounts payable                                       1,087          2,092
    Accrued expenses and other current liabilities         1,124          1,134
                                                     ------------  -------------
          Total current liabilities                        2,267          3,264

    Long-term debt                                            70             79
                                                     ------------  -------------
          Total liabilities                                2,337          3,343
                                                     ------------  -------------

  Shareholders' equity:
    Common stock, par value $0.01; authorized
     20,000,000 shares; issued 6,497,185 shares               65             65
    Additional paid-in capital                            13,477         13,446
    Accumulated (deficit) earnings                          (623)           710
    Accumulated other comprehensive income                   549            649
                                                     ------------  -------------
                                                          13,468         14,870
    Less: Treasury stock, at cost, 278,984 shares         (1,499)        (1,499)
                                                     ------------  -------------
          Total shareholders' equity                      11,969         13,371
                                                     ------------  -------------

  Total liabilities and shareholders' equity          $   14,306    $    16,714
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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------
                                   (Unaudited)
                                   -----------

                                                      Three Months ended               Six Months ended
                                                           March 31,                       March 31,
                                                -------------------------------   ---------------------------
                                                     2006             2005            2006           2005
                                                --------------   --------------   ------------   ------------
Net sales
   Non-affiliates                                $      3,187     $      3,881     $    5,800     $    9,092
   Affiliates                                             840            4,064          2,132          6,605
                                                --------------   --------------   ------------   ------------
                                                        4,027            7,945          7,932         15,697

   Cost of sales                                        3,399            5,609          6,619         11,337
                                                --------------   --------------   ------------   ------------

   Gross profit                                           628            2,336          1,313          4,360

   Operating expenses                                   1,875            1,739          3,580          3,414
                                                --------------   --------------   ------------   ------------

   (Loss) income from operations                       (1,247)             597         (2,267)           946
                                                --------------   --------------   ------------   ------------

   Other income (expense):
     Equity in income (loss)
      of unconsolidated affiliates                        694             (346)           917           (266)
     Interest income (expense), net                         6             (371)            15           (617)
                                                --------------   --------------   ------------   ------------
   Total other income (expense), net                      700             (717)           932           (883)
                                                --------------   --------------   ------------   ------------

   (Loss) income before provision
     for income taxes                                    (547)            (120)        (1,335)            63

   (Benefit) Provision for income taxes                    (4)               2             (2)             5
                                                --------------   --------------   ------------   ------------

   Net (loss) income                             $       (543)    $       (122)    $   (1,333)    $       58
                                                ==============   ==============   ============   ============

   Net (loss) income per share:
     Basic                                       $      (0.09)    $      (0.02)    $    (0.21)    $     0.01
                                                ==============   ==============   ============   ============
     Diluted                                     $      (0.09)    $      (0.02)    $    (0.21)    $     0.01
                                                ==============   ==============   ============   ============

   Common shares used in computing
    net (loss) income per share amounts:
     Basic                                          6,218,201        5,865,634      6,218,201      5,744,175
                                                ==============   ==============   ============   ============
     Diluted                                        6,218,201        5,865,634      6,218,201      5,976,725
                                                ==============   ==============   ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                          (Dollar amounts in thousands)
                          -----------------------------
                                   (Unaudited)
                                   -----------
                                                      Six Months ended March 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------

OPERATING ACTIVITIES:
  Net (loss) income                                    $   (1,333)    $      58
  Adjustments to reconcile net (loss) income to net
   cash used in by operating activities:
     Equity in (income) loss of unconsolidated
      affiliates                                             (917)          266
     Dividend distributions from unconsolidated
      affiliates                                              574            -
     Depreciation and amortization                            615         1,445
     Provision for losses on accounts receivable               25            26
     Provision for inventory obsolescence                      78            90
     Fair value of stock options granted                       31            32
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable             46          (738)
        Decrease (increase) in accounts receivable
         from affiliates                                    1,157          (594)
        Decrease (increase) in inventory                      153        (1,081)
        Increase in prepaid expenses and other assets        (165)           (2)
        Decrease in income taxes receivable                    23           115
        (Decrease) increase in accounts payable            (1,005)          609
        Decrease in accrued expenses and other
         current liabilities                                  (10)         (305)
                                                      ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                        (728)          (79)
                                                      ------------  ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                         (78)         (232)
                                                      ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                         (78)         (232)
                                                      ------------  ------------

FINANCING ACTIVITIES:
  Repayments of long term debt                                (22)          (50)
  Proceeds from the exercise of stock options                   -           491
                                                      ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (22)          441
                                                      ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (828)          130

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            3,108         3,453
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    2,280     $   3,583
                                                      ============  ============

CASH PAID DURING THE PERIOD FOR:
  Interest                                             $        4     $      54
                                                      ============  ============
  Income Taxes                                         $        -     $       7
                                                      ============  ============

NON-CASH INVESTING ACTIVITIES
  Machinery acquired through capital lease             $       31     $       -
                                                      ============  ============
NON-CASH FINANCING ACTIVITIES
  Reduction of convertible notes and increase in
   common stock and additional paid-in capital due to
   conversion of notes                                 $        -     $   1,826
                                                      ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2005 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.


NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Effective October 1, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. Any option grants since then would result in compensation expense.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's consolidated financial statements as of and for the six months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the three and six months ended March 31, 2006, the Company recorded share-based compensation for options attributable to employees, officers and directors of $22,000, or $.00 per share and $34,000, or $.00 per share, respectively, which is included in the Company's results of operations for the period.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


The Company has several stock option plans in effect covering in the aggregate 3,500,000 shares of the Company's common stock pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1994 and 1996 stock option plans expired on October 17, 2004 and March 18, 2006, respectively, and the 2000 and 2006 stock option plans expire on January 25, 2010 and March 7, 2016, respectively, after which no additional option grants may be issued under such plans. The stock option plans are all administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the stock option plans as approved by the shareholders.

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

A summary of the Company's stock option plans activity as of March 31, 2006, and changes during the six months then ended is as follows:

                                                      Weighted
                                           Weighted    average      Aggregate
                                           average    remaining     intrinsic
                                           exercise  contractual      value
                                Shares      price    term (years) (in thousands)
                              ----------- ---------- ------------ --------------

Outstanding, October 1, 2005     859,999   $   4.65
    Granted                      253,000       2.85
    Exercised                          -          -
    Forfeited                    (47,489)      4.85
    Expired                      (11,500)     10.70
                              ----------- ----------
Outstanding, March 31, 2006    1,054,010   $   4.15          4.3   $          -
                              =========== ========== ============ ==============
Vested or expected to vest,
 March 31, 2006                1,054,010   $   4.15          4.3   $          -
                              =========== ========== ============ ==============
Exercisable, March 31, 2006      771,010   $   4.57          3.7   $          -
                              =========== ========== ============ ==============

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is calculated using the midpoint of the vesting date and the expected life of the grant. The expected volatility is derived from the historical volatility of the Company's stock for a period that matches the expected life of the option. The risk-free interest rate is the yield from a treasury bond or note that is comparable in term to the expected life of the option.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


Option forfeiture rates are based on the Company's historical forfeiture rates. Expected dividends are based on the Company's history and the likelihood of future dividends.

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of March 31, 2006, there was $221,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

The weighted-average grant-date fair value of options granted for the six months ended March 31, 2006 and 2005 was $1.01 and $3.16, respectively. The total intrinsic value of stock options exercised for the six months ended March 31, 2005 was $238,000.

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                      Six months ended March 31
                                   --------------------------------
                                        2006             2005
                                   ---------------   --------------
Expected volatility                    40.5% - 50%        43% - 62%
Weighted-average volatility                  40.7%            55.4%
Expected dividends                            0.0%             0.0%
Expected term (in years)                      3.5              5.1
Risk-free interest rates                     4.54%            3.93%



SFAS No. 123 required disclosure of net income, on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) for the previous periods presented would have changed to the pro forma amounts as follows:

                                                Three                 Six
                                             Months Ended        Months Ended
                                            March 31, 2005      March 31, 2005
                                           ----------------    -----------------
                                                        (Unaudited)
                                           (In thousands, except per share data)

Net (loss) income as reported               $         (122)     $            58

Deduct: Total stock-based employee
         compensation expense under fair
         value method for all awards,
         determined net of related tax
         effects                                      (139)                (257)
                                           ----------------    -----------------
Pro forma net loss                          $         (261)     $          (199)
                                           ================    =================

Net (loss) income per common share:
       Basic - as reported                  $        (0.02)     $          0.01
       Basic - pro forma                    $        (0.04)     $         (0.03)
       Diluted - as reported                $        (0.02)     $          0.01
       Diluted - pro forma                  $        (0.04)     $         (0.03)

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

The Company's cash balance of $2,280,000 and $3,108,000 as of March 31, 2006 and September 30, 2005, respectively, includes $744,000 of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income (loss).


NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                 (in thousands)
                              March         September
                            31, 2006        30, 2005
                          -------------   -------------

Raw Materials              $     3,694     $     3,870
Work-in-process                    366             470
Finished Goods                     821             769
                          -------------   -------------
                           $     4,881     $     5,109
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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At March 31, 2006, no amounts were outstanding under the MBN or the RN.

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

The Company accounts for the registration rights agreements as separate free-standing financial instruments and accounts for the liquidated damages provisions therein as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of March 31, 2006 no liability was recorded as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at March 31, 2006 was $96,000.

In March, 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at March 31, 2006 was $30,000.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


Outstanding debt with respect to capital leases as of March 31, 2006 is as follows (in thousands):

                                         Amount
                                       ----------

Total debt                              $    137
Less amount representing interest            (11)
                                       ----------
Net                                          126
Less current portion                         (56)
                                       ----------
Long term debt                          $     70
                                       ==========


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


NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and six months ended March 31, 2006 and 2005, the Company's comprehensive income
(loss) was as follows:

                              (in thousands)               (in thousands)
                       Three months ended March 31,  Six months ended March 31,
                           2006           2005          2006           2005
                       -------------  -------------  ------------  -------------
Net (loss) income       $      (543)   $      (122)   $   (1,333)   $        58
Other comprehensive
 income (a)                    (117)           141          (100)           250
                       -------------  -------------  ------------  -------------
Comprehensive (loss)
 income                 $      (660)   $        19    $   (1,433)   $       308
                       =============  =============  ============  =============

  (a) Consisting of cumulative translation adjustments related to the Company's investments in affiliates.


NOTE H - NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common stock shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS), are computed by reflecting the potential dilution from the exercise of stock options and stock warrants, and the conversion into common stock of convertible loans.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


Potentially dilutive shares that are not included in EPS because including them would be anti-dilutive are as follows:

                             (in thousands)                (in thousands)
                      Three months ended March 31,   Six months ended March 31,
                          2006            2005           2006          2005
                      --------------  -------------  -------------  ------------

Stock options                 1,054            921          1,054           146
Stock warrants                  200            200            200             -
Convertible Debt                  -             70              -            70
                      --------------  -------------  -------------  ------------
Total                         1,254          1,191          1,254           216
                      ==============  =============  =============  ============


A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                    Three Months Ended                      Three Months Ended
                                                      March 31, 2006                          March 31, 2005
                                           (In thousands, except per share data)  (In thousands, except per share data)
                                           -------------------------------------  --------------------------------------
                                           Net income      Shares      Per Share  Net income      Shares      Per Share
                                           (Numerator)  (Denominator)   Amounts   (Numerator)  (Denominator)   Amounts
                                           -----------  -------------  ---------  -----------  -------------  ----------

Net loss                                    $    (543)                             $    (122)

Basic EPS
---------
Net (loss) income attributable to                (543)       6,218.2    $ (0.09)        (122)       5,865.6    $  (0.02)
Common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                          -              -          -            -              -           -
                                           -----------  -------------  ---------  -----------  -------------  ----------

Diluted EPS
-----------
Net (loss) income attributable to
Common stock and assumed option
and warrant exercises                       $    (543)       6,218.2    $ (0.09)   $    (122)       5,865.6    $  (0.02)
                                           ===========  =============  =========  ===========  =============  ==========


                                                     Six Months Ended                        Six Months Ended
                                                      March 31, 2006                          March 31, 2005
                                           (In thousands, except per share data)  (In thousands, except per share data)
                                           -------------------------------------  --------------------------------------
                                           Net income      Shares      Per Share  Net income      Shares      Per Share
                                           (Numerator)  (Denominator)   Amounts   (Numerator)  (Denominator)   Amounts
                                           -----------  -------------  ---------  -----------  -------------------------

Net (loss) income                           $  (1,333)                             $      58

Basic EPS
---------
Net (loss) income attributable to              (1,333)       6,218.2    $ (0.21)          58        5,744.2    $   0.01
Common stock
Effect of dilutive securities
-----------------------------
Stock options and warrants                          -              -          -            -          232.5           -
                                           -----------  -------------  ---------  -----------  -------------  ----------

Diluted EPS
-----------
Net (loss) income attributable to
Common stock and assumed option
and warrant exercises                       $  (1,333)       6,218.2    $ (0.21)   $      58        5,976.7    $   0.01
                                           ===========  =============  =========  ===========  =============  ==========


                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------

Net sales to unconsolidated affiliates and accounts receivable from unconsolidated affiliates for the respective periods are as follows:

                      (in thousands)                     (in thousands)
                        Net sales                           Net sales
                      to affiliates                       to affiliates
               Three months ended March 31,          Six months ended March 31,
                   2006            2005                2006            2005
               -------------   -------------       -------------   -------------
Australia       $       840     $     4,064         $     2,132     $     6,604
Evolve-UK                 -               -                   -               1
               -------------   -------------       -------------   -------------
                $       840     $     4,064         $     2,132     $     6,605
               =============   =============       =============   =============


                      (in thousands)
                   Accounts receivable
                     from affiliates:
                   March         September
                 31, 2006        30, 2005
               -------------   -------------
Australia       $       959     $     1,881
Evolve-UK                 -               -
               -------------   -------------
                $       959     $     1,881
               =============   =============


NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' results for the six months ended December 31, 2005 and 2004. The following summary financial information reflects the combined assets and liabilities of Global Payment Technologies Australia Pty Limited ("GPTA") and eCash Holdings Pty Limited ("eCash") as of December 31, 2005 and 2004 and their combined operating results for the six months ended December 31, 2005 and 2004. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $624,000 and $9,000 for the three months ended March 31, 2006 and 2005, respectively, and $682,000 and $2,000 for the six months ended March 31, 2006 and 2005, respectively. The results of operations for the three and six months ended March 31, 2006 include a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately $621,000. For the three months ended March 31, 2006 and 2005, the Company increased (decreased) its equity in income of unconsolidated affiliates by $70,000 and ($355,000), respectively, and for the six months ended March 31, 2006 and 2005, the Company increased (decreased) its equity in income of unconsolidated affiliates by $235,000 and ($268,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profits on intercompany sales to its affiliates that have (have not) been recognized by these affiliates.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


Deferred gross profit of $300,000 and $535,000 as of March 31, 2006 and September 30, 2005, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. Summarized financial information for GPTA and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).

                        Three Months Ended December 31,    Six Months Ended December 31,
                            2005              2004            2005              2004
                        -------------     --------------  -------------     -------------

Net sales                $     3,511        $     4,796    $     7,462       $     8,292
Operating income                (152)               (76)            62               (43)
Net income                     1,711 *              (62)         1,874 *             (34)


                          December             June
                          31, 2005           30, 2005
                        -------------     --------------

Current assets           $     8,325        $    10,686
Non-current assets               155                509
Current liabilities            3,824              6,814
Non-current liabilities            -                  -
                        -------------     --------------
Net assets               $     4,656        $     4,381
                        =============     ==============



* Net income for the three and six months ended December 31, 2005 includes a gain by the Company's eCash affiliate resulting from the sale in October, 2005 of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately $621,000, which is included in equity in income of affiliates for the three and six months ended March 31, 2006.


NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company adopted the statement in the first quarter of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2005 through March 31, 2006:

                                              (in thousands)
                                                  Amount
                                             ----------------
Beginning Balance as of October 1, 2005       $          268
Deduct: Payments                                         (46)
Add: Provision                                            75
                                             ----------------
Ending Balance as of March 31, 2006           $          297
                                             ================


NOTE M - SHAREHOLDERS' EQUITY
-----------------------------

In October, 2004, the Company granted to a consultant stock options for the purchase of 60,000 shares of the Company's Common Stock at $4.20 per share. The options vest over two years and expire in 2007. The Company (credited) charged ($3,000) and $32,000 to operations during the six months ended March 31, 2006 and 2005, respectively, representing the adjustment to reflect the ratable value of the options granted with a corresponding (decrease) increase to additional paid-in capital. In November, 2005, the Company granted to its Chief Executive Officer stock options for the purchase of 250,000 shares of the Company's Common Stock at $2.85 per share. The options, which were valued at $1.00 per share, vest in three equal annual installments beginning November, 2006. In January, 2006, the Company granted to a new member of the Board of Directors stock options for the purchase of 3,000 shares of the Company's Common Stock at $2.74 per share. The options, which were valued at $1.30 per share, vest in four equal annual installments beginning January, 2007. The Company charged $34,000 to operations during the six months ended March 31, 2006 representing the fair value of stock options earned by the officer and director during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.


NOTE N - CONCENTRATIONS
-----------------------

The Company's largest customers for the three and six months ended March 31, 2006 and 2005 represent the following percentages of net sales:

                          (in thousands)                   (in thousands)
                   Three months ended March 31,      Six months ended March 31,
                       2006           2005              2006           2005
                   -------------   ------------      ------------   ------------
Net sales:
  Customer A                 21%            51%               27%            42%
  Customer B                 14%            10%               14%            18%
  Customer C                 14%             *                 *              *

* Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A is one of the Company's unconsolidated affiliates in Australia (see Note I).

                        Global Payment Technologies, Inc.
                                 March 31, 2006


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three months ended March 31, 2006 compared with three months ended March 31,
----------------------------------------------------------------------------
2005
----

Sales
Net sales decreased by 49.3%, or $3,918,000, to $4,027,000 in the three months ended March 31, 2006 as compared with $7,945,000 in the comparative prior-year period. This sales decrease was due to $4,410,000 decreased sales to the gaming market, primarily to the Company's Australian affiliate which has reduced its short-term inventory requirements to better manage current market conditions throughout its territory. This has resulted in a slowdown in sales, which has been partially offset by increased sales of $492,000 to the beverage and vending market. Gaming sales for the three months ended March 31, 2006 were $2,813,000, or 69.9% of sales, as compared with $7,223,000, or 90.9% of sales, in the prior year period. Beverage and vending sales for the three months ended March 31, 2006 were $1,214,000, or 30.1% of sales, as compared with $722,000, or 9.1 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $628,000, or 15.6% of net sales, in the three months ended March 31, 2006 as compared with $2,336,000, or 29.4% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of sales incentives to reduce Aurora inventory levels as well as attempting to increase its market share with Aurora, and the effects of a 49.3% sales decrease while manufacturing costs were virtually unchanged. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels.

Operating Expenses
Operating expenses increased to $1,875,000, or 46.6% of sales, in the three months ended March 31, 2006 as compared with $1,739,000, or 21.9% of sales, in the comparative prior-year period. This increase of $136,000 is primarily the result of a $58,000 expense resulting from test currency exchange valuations, increased corporate consulting fees and increased expenses at the Company's UK affiliate, partially offset by lower shipping costs as a result of lower sales. Commencing October 1, 2005, the Company adopted the provisions of SFAS No. 123R which requires the fair value of stock options to be recognized and charged to operations. The Company charged $22,000 to operations during the three months ended March 31, 2006 representing the fair value of stock options earned by employees, officers and directors. As of March 31, 2006, there was $221,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

Equity in Income of Unconsolidated Affiliates
The Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. Included in the results of operations for the three months ended March 31, 2006 and 2005 are the Company's share of net profits (losses) of these affiliates of $694,000 and ($346,000), respectively, which includes $70,000 and ($355,000), respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have (have not) been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $624,000 and $9,000 for the three months ended March 31, 2006 and 2005, respectively. The Company's share of net income for the three months ended March 31, 2006 includes a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately $621,000.

                        Global Payment Technologies, Inc.
                                 March 31, 2006


Interest income (expense), net
Interest income (expense) for the quarter ended March 31, 2006 was $6,000 as compared with ($371,000) in the comparative prior-year period. Included in interest expense for the three months ended March 31, 2005 is $356,000 as a result of the amortization of debt discount, which included accelerated amortization resulting from partial conversions on the Company's $1.5 million secured convertible term note (see Note E of the Condensed Consolidated Financial Statements). As of March 31, 2005, the entire amount of the term loan was repaid and the debt discount was fully amortized.

Income Taxes
With respect to the provision for income taxes, the effective rate was 0.7% as compared with 1.7% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2006. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter ended March 31, 2006 was ($543,000), or ($0.09) per share, as compared with ($122,000), or ($0.02) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.

Six months ended March 31, 2006 compared with six months ended March 31, 2005
-----------------------------------------------------------------------------

Sales
Net sales decreased by 49.5%, or $7,765,000, to $7,932,000 in the six months ended March 31, 2006 as compared with $15,697,000 in the comparative prior-year period. This sales decrease was due to $8,509,000 decreased sales to the gaming market, primarily in Russia which has been affected by government regulations that temporarily prohibit the placement of new gaming devices; and from the Company's Australian affiliate which has reduced its short-term inventory requirements to better manage current market conditions throughout its territory. This has resulted in a slowdown in sales, which has been partially offset by increased sales of $744,000 to the beverage and vending market. Gaming sales for the first half of fiscal 2006 were $5,945,000, or 74.9% of sales, as compared with $14,454,000, or 92.1% of sales, in the prior year period. Beverage and vending sales for the first half of fiscal 2006 were $1,987,000, or 25.1% of sales, as compared with $1,243,000, or 7.9 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $1,313,000, or 16.6% of net sales, in the six months ended March 31, 2006 as compared with $4,360,000, or 27.8% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of sales incentives to reduce Aurora inventory levels as well as attempting to increase its market share with Aurora, and the effects of a 49.5% sales decrease while manufacturing costs were virtually unchanged. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels.

Operating Expenses
Operating expenses increased to $3,580,000, or 45.1% of sales, in the six months ended March 31, 2006 as compared with $3,414,000, or 21.7% of sales, in the comparative prior-year period. This increase of $166,000 is primarily the result of a $105,000 expense resulting from test currency exchange valuations, increased corporate consulting fees and increased expenses at the Company's UK affiliate, partially offset by lower shipping costs as a result of lower sales. Commencing October 1, 2005, the Company adopted the provisions of SFAS No. 123R which requires the fair value of stock options to be recognized and charged to operations. The Company charged $34,000 to operations during the six months ended March 31, 2006 representing the fair value of stock options earned by employees, officers and directors. As of March 31, 2006, there was $221,000 of

                        Global Payment Technologies, Inc.
                                 March 31, 2006


total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

Equity in Income of Unconsolidated Affiliates
The Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. Included in the results of operations for the six months ended March 31, 2006 and 2005 are the Company's share of net profits (losses) of these affiliates of $917,000 and ($266,000), respectively, which includes $235,000 and ($268,000), respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have (have not) been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income (loss) of these unconsolidated affiliates was $682,000 and $2,000 for the six months ended March 31, 2006 and 2005, respectively. The Company's share of net income for the six months ended March 31, 2006 includes a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately $621,000.

Interest income (expense), net
Interest income (expense) for the six months ended March 31, 2006 was $15,000 as compared with ($617,000) in the comparative prior-year period. Included in interest expense for the six months ended March 31, 2005 is $568,000 as a result of the amortization of debt discount, which included accelerated amortization resulting from partial conversions on the Company's $1.5 million secured convertible term note (see Note E of the Condensed Consolidated Financial Statements). As of March 31, 2005, the entire amount of the term loan was repaid and the debt discount was fully amortized.

Income Taxes
With respect to the provision for income taxes, the effective rate was a provision of 0.1% as compared with a provision of 7.9% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2006. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net (Loss) Income
Net (loss) income for the six months ended March 31, 2006 was ($1,333,000), or ($0.21) per share, as compared with $58,000, or $0.01 per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.


Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At March 31, 2006, the Company's cash and cash equivalents were $2,280,000 as compared with $3,108,000 at September 30, 2005. A significant portion of the Company's cash balance in the amount of $744,000 and $744,000, as of March 31, 2006 and September 30, 2005,
respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. As a result of the Company's cash balances and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of its planned product development and operations for the next 12 months.

                        Global Payment Technologies, Inc.
                                 March 31, 2006


On March 16, 2004, the Company entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a $1,750,000 RN and a $750,000 MBN, both due in March 2007. At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At March 31, 2006, no amounts were outstanding under the MBN or the RN.

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

The Company accounts for the registration rights agreements as separate freestanding instruments and accounts for the liquidated damages provisions as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of March 31, 2006 no liability was recorded as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

Net cash used by operating activities was $728,000 in the six months ended March 31, 2006. This amount is due to a net loss for the period, adjusted for non-cash items, of $1,501,000, increased prepaid expenses and other assets of $165,000, decreased accounts payable of $1,005,000, and decreased accrued expenses of $10,000, offset, in part, by dividend distributions of $574,000 received from the Company's Australian affiliates, by decreased accounts receivable of $1,203,000, primarily due to lower sales in this period combined with a continued steady collections of prior accounts receivable, decreased inventory of $153,000, and decreased income taxes receivable of $23,000. Net cash used in operating activities was $79,000 in the six months ended March 31, 2005. This amount is due to net income for the period, adjusted for non-cash items, of $1,917,000, increased accounts payable of $609,000, and decreased income taxes receivable of $115,000, reduced by increased accounts receivable of $1,332,000, primarily due to a $685,000 sales increase from $7,260,000 in the quarter ended September 30, 2004 to $7,945,000 in the quarter ended March 31, 2005, as well as a shift in payment terms of cash in advance, primarily in Russia and Latin America, to payment terms in excess of 60 days to other parts of the world, increased prepaid expenses and other assets of $2,000, increased inventory of $1,081,000, primarily the result of an increase in the Company's Aurora product due to delays in Russian orders and the slowdown in the German cigarette vending market due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, and decreased accrued expenses and other current liabilities of $305,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. Further, the Company has agreements with its affiliates which could extend payment terms in excess of 90 days. Based upon history, and the Company's

                        Global Payment Technologies, Inc.
                                 March 31, 2006


current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

Investments in property and equipment in the six months ended March 31, 2006 amounted to $78,000 as compared with $232,000 in 2005.

Cash (used in) provided by financing activities in the six months ended March 31, 2006 and 2005 includes net repayments of $22,000 and $50,000, respectively. The Company received $491,000 from the exercise of stock options in the six months ended March 31, 2005.

At March 31, 2006, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                    (in thousands)
         Fiscal Year     Operating Lease     Debt Repayments
         -----------     ----------------   -----------------
            2006          $          136     $            27
            2007                      61                  59
            2008                      41                  40
         Thereafter                    -                   -
                         ----------------   -----------------
            Total         $          238     $           126
                         ================   =================

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of March 31, 2006, purchase order commitments approximated $3.2 million and will be used for production requirements during fiscal 2006 and beyond.


Critical Accounting Policies
----------------------------

There were no changes in critical accounting policies since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2005 except as follows:

Stock-Based Compensation:
Effective October 1, 2005, the Company has adopted SFAS No. 123R, which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognized over the related vesting period. The fair value of stock options is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company's stock, expected term until exercise of the option, the risk free interest rate, option forfeiture rates, and dividends, if any. The Company utilized the modified prospective transition method which requires that compensation costs be recorded as earned for all unvested stock options outstanding as of September 30, 2005, based on the grant date fair value estimated under the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. In September 2005, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R with respect to these options. Any option grants since then would result in future compensation expense.

                        Global Payment Technologies, Inc.
                                 March 31, 2006


Special Note Regarding Forward-Looking Statements: A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: the Company's dependence on a limited base of customers for a significant portion of sales; the Company's dependence on the paper currency validator market and its potential vulnerability to technological obsolescence; the possible impact of competitive products and pricing; the risks that its current and future products may contain errors or defects that would be difficult and costly to detect and correct; potential manufacturing difficulties; possible risks of product inventory obsolescence; uncertainties with respect to the Company's business strategy; general economic conditions in the domestic and international market in which the Company operates; potential shortages of key parts and/or raw materials; potential difficulties in managing growth; dependence on key personnel; the relative strength of the United States currency; and other risks described in the Company's SEC filings.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There  have  been  no  material  changes  in  the  Company's   quantitative  and
qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2005.


Item 4.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION
                           -------- -----------------


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 2006 Annual Meeting of Stockholders held on April 25, 2006, stockholders:

a) Elected the following two persons to serve as Class II Directors of the Company by the following vote:

                                               For           Withheld
                                               ---           --------
               Stephen Nevitt               5,408,143         295,940
               Matthew Dollinger            5,493,657         210,426

Richard E. Gerzof and William H. Wood, Class I Directors, and Thomas Oliveri and Elliot H. Goldberg, Class III Directors, continue to serve as directors. The Class I Directors' term expires at the 2008 Annual Meeting and the Class III Directors' term expires at the 2007 Annual Meeting.

                        Global Payment Technologies, Inc.
                                 March 31, 2006


b) Approved the Company's 2006 Stock Option Plan which authorizes the grant of options to purchase a maximum of 2,000,000 shares of the Company's Common Stock, by the following vote:

         For:                   1,708,884
         Against:                 606,486
         Abstained:                61,845
         Broker Non-Vote:       3,326,868

c) Approved an amendment to the Company's 1996 Stock Option Plan ("the 1996 Plan") which restricts the number of shares subject to options that may be granted to an individual in any one fiscal year to 200,000 shares under the 1996 Plan. Prior to such amendment, the 1996 Plan restricted the number of shares subject to options that may be granted to an individual in any one fiscal year to 200,000 shares under all plans of the Company. The results of the vote was as follows:

         For:                   1,816,928
         Against:                 519,517
         Abstained:                40,770
         Broker Non-Vote:       3,326,868

No other matters were voted upon at the meeting.


Item 6.  Exhibits

Exhibit 10 - Employment Agreement dated April 17, 2006 between the Company and
             William McMahon (1)*
Exhibit 31.1 - Rule 13a-14a Certification (Chief Executive Officer) (1)
Exhibit 31.2 - Rule 13a-14a Certification (Chief Financial Officer) (1)
Exhibit 32 - Section 1350 Certifications (1)

(1) filed herewith
*Management contract or compensatory plan or arrangement




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

                                        Global Payment Technologies, Inc.
                                        ---------------------------------


                                        By:  /s/ William L. McMahon
                                             --------------------------------
                                             Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer
Dated:  May 12, 2006