Form 10-Q
period 2006-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2006-08-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               11-2974651
-------------------------------                             --------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

 425B Oser Avenue, Hauppauge, New York                                11788
----------------------------------------                          --------------
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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

As of August 4, 2006, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

              Index to Condensed Consolidated Financial Statements


PART  I.   FINANCIAL INFORMATION
--------   ---------------------
                                                                     Page Number
                                                                     -----------
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2006
                  (unaudited) and September 30, 2005                           3

               Condensed Consolidated Statements of Operations
                  (unaudited) - Three and Nine Months ended June 30, 2006
                  and 2005                                                     4

               Condensed Consolidated Statements of Cash Flows
                  (unaudited) - Nine Months ended June 30, 2006 and 2005       5

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                             6 - 15

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       16 - 21

     Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk                                                           21

     Item 4.   Controls and Procedures                                        21


PART II.   OTHER INFORMATION
--------   -----------------

     Item 6.   Exhibits                                                       22


SIGNATURES                                                                    22
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except share data)
                ------------------------------------------------

                                                                 June 30,    September 30,
                                                               -----------   ------------
                                                                   2006          2005
                                                               -----------   ------------
                                                              (Unaudited)
ASSETS
------
   Current Assets:
   Cash and cash equivalents                                  $     1,764   $      3,108
      Accounts receivable, less allowance for doubtful
       accounts of $177 and $152, respectively                        883          1,386
      Accounts receivable from affiliates                             988          1,881
      Inventory, net                                                4,538          5,109
      Prepaid expenses and other current assets                       357            265
      Income taxes receivable                                           -             25
                                                               -----------   ------------
                 Total current assets                               8,530         11,774

      Investments in unconsolidated affiliates                      2,134          2,219
      Property and equipment, net                                   1,349          1,688
      Capitalized software costs, net                                 679          1,033
                                                               -----------   ------------
   Total assets                                               $    12,692   $     16,714
                                                               ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   Current liabilities:
      Current portion of long-term debt                       $        59   $         38
      Accounts payable                                              1,341          2,092
      Accrued expenses and other current liabilities                1,167          1,134
                                                               -----------   ------------
                 Total current liabilities                          2,567          3,264
      Long-term debt                                                   55             79
                                                               -----------   ------------
                 Total liabilities                                  2,622          3,343
                                                               -----------   ------------

   Shareholders' equity:
      Common stock, par value $0.01; authorized 20,000,000
       shares; issued 6,497,185 shares                                 65             65
      Additional paid-in capital                                   13,552         13,446
      Accumulated (deficit) earnings                               (2,512)           710
      Accumulated other comprehensive income                          464            649
                                                               -----------   ------------
                                                                   11,569         14,870
      Less: Treasury stock, at cost, 278,984 shares                (1,499)        (1,499)
                                                               -----------   ------------
                 Total shareholders' equity                        10,070         13,371
                                                               -----------   ------------

   Total liabilities and shareholders' equity                 $    12,692   $     16,714
                                                               ===========   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)
                                   -----------
                                              Three Months ended       Nine Months ended
                                                   June 30,                June 30,
                                             ----------------------  ----------------------
                                                  2006        2005        2006        2005
                                             ----------  ----------  ----------  ----------
Net sales
   Non-affiliates                           $    2,393  $    2,905  $    8,193  $   11,997
   Affiliates                                      772       2,268       2,904       8,873
                                             ----------  ----------  ----------  ----------
                                                 3,165       5,173      11,097      20,870

   Cost of sales                                 3,183       3,912       9,802      15,249
                                             ----------  ----------  ----------  ----------

   Gross profit (loss)                             (18)      1,261       1,295       5,621

   Operating expenses                            1,982       1,816       5,562       5,230
                                             ----------  ----------  ----------  ----------

   (Loss) income from operations                (2,000)       (555)     (4,267)        391
                                             ----------  ----------  ----------  ----------

   Other income (expense):
     Equity in income (loss)
       of unconsolidated affiliates                108         213       1,025         (53)
     Interest income (expense), net                  5           2          20        (615)
                                             ----------  ----------  ----------  ----------
   Total other income (expense), net               113         215       1,045        (668)
                                             ----------  ----------  ----------  ----------

   Loss before provision
     for income taxes                           (1,887)       (340)     (3,222)       (277)

   Provision for income taxes                        2           -           -           5
                                             ----------  ----------  ----------  ----------

   Net loss                                 $   (1,889) $     (340) $   (3,222) $     (282)
                                             ==========  ==========  ==========  ==========

   Net loss per share:
     Basic                                  $    (0.30) $    (0.05) $    (0.52) $    (0.05)
                                             ==========  ==========  ==========  ==========
     Diluted                                $    (0.30) $    (0.05) $    (0.52) $    (0.05)
                                             ==========  ==========  ==========  ==========

   Common shares used in computing
   net loss per share amounts:
     Basic                                   6,218,201   6,196,671   6,218,201   5,895,004
                                             ==========  ==========  ==========  ==========
     Diluted                                 6,218,201   6,196,671   6,218,201   5,895,004
                                             ==========  ==========  ==========  ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                   Nine Months ended June 30,
                                                                                   ---------------------------
                                                                                           2006      2005
                                                                                    ------------  ------------

OPERATING ACTIVITIES:
   Net loss                                                                        $     (3,222) $       (282)
   Adjustments to reconcile net loss to net cash
   used in by operating activities:
      Equity in (income) loss of unconsolidated affiliates                               (1,025)           53
      Dividend distributions from unconsolidated affiliates                                 574             -
      Depreciation and amortization                                                         903         1,801
      Provision for losses on accounts receivable                                            51            33
      Provision for inventory obsolescence                                                  567           135
      Fair value of stock options granted                                                   106            34
      Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                       439          (623)
           Decrease (increase) in accounts receivable from affiliates                     1,268           (43)
           Increase in inventory                                                             (6)       (1,822)
           (Increase) decrease in prepaid expenses and other assets                        (138)           22
           Decrease in income taxes receivable                                               25           115
           Decrease in accounts payable                                                    (751)         (418)
           Increase (decrease) in accrued expenses and other current liabilities             33          (295)
                                                                                    ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (1,176)       (1,290)
                                                                                    ------------  ------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                                     (134)         (306)
                                                                                    ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (134)         (306)
                                                                                    ------------  ------------
FINANCING ACTIVITIES:
   Repayments of long term debt                                                             (34)          (53)
   Proceeds from the exercise of stock options                                                -           492
                                                                                    ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                         (34)          439
                                                                                    ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,344)       (1,157)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          3,108         3,453
                                                                                    ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      1,764  $      2,296
                                                                                    ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                        $          6  $         57
                                                                                    ============  ============
   Income Taxes                                                                    $          -  $          7
                                                                                    ============  ============
NON-CASH INVESTING ACTIVITIES
   Machinery acquired through capital lease                                        $         31  $        130
                                                                                    ============  ============
NON-CASH FINANCING ACTIVITIES
   Reduction of convertible notes and increase in common stock
      and additional paid-in capital due to conversion of notes                    $          -  $      2,125
                                                                                    ============  ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2005 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

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

In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. Any option grants since then have resulted in compensation expense.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's consolidated financial statements as of and for the nine months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the three and nine months ended June 30, 2006, the Company recorded share-based compensation for options attributable to employees, officers and directors of $75,000, or $.01 per share and $109,000, or $.02 per share, respectively, which is included in the Company's results of operations for the period.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006


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

A summary of the Company's stock option plans activity as of June 30, 2006, and changes during the nine months then ended is as follows:

                                                                   Weighted    Aggregate
                                                        Weighted    average    intrinsic
                                                        average    remaining     value
                                                        exercise  contractual     (in
                                              Shares     price    term (years)  thousands)
                                            ---------- ---------- -----------  ----------
Outstanding, October 1, 2005                  859,999  $    4.65
     Granted                                  805,000       2.30
     Exercised                                      -          -
     Forfeited                                (48,019)      4.86
     Expired                                  (16,500)      8.60
                                            ----------  ---------
Outstanding, June 30, 2006                  1,600,480  $    3.42         5.0  $       13
                                            ==========  ========= ===========  ==========
Vested or expected to vest, June 30, 2006   1,600,480  $    3.42         5.0  $       13
                                            ==========  ========= ===========  ==========
Exercisable, June 30, 2006                    780,480  $    4.57         3.4  $        -
                                            ==========  ========= ===========  ==========

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is calculated using the midpoint of the vesting date and the expected life of the grant consistent with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatility is derived from the historical volatility of the Company's stock for a period that matches the expected life of the option. The risk-free interest rate is the yield from a treasury bond or note that is comparable in term to the expected life of the option.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

Option forfeiture rates are based on the Company's historical forfeiture rates. Expected dividends are based on the Company's history and the likelihood of future dividends.

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of June 30, 2006, there was $549,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.

The weighted-average grant-date fair value of options granted for the nine months ended June 30, 2006 and 2005 was $0.82 and $3.16, respectively. The total intrinsic value of stock options exercised for the nine months ended June 30, 2005 was $238,000.

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                Nine months ended June 30
                               ----------------------------
                                   2006           2005
                               -------------  -------------
Expected volatility                39% - 50%      43% - 62%
Weighted-average volatility            40.2%          55.4%
Expected dividends                      0.0%           0.0%
Expected term (in years)                3.6            5.1
Risk-free interest rates               4.83%          3.93%

Had the Company elected to recognize compensation expense for the stock option plans, consistent with the method prescribed by SFAS No. 123, the Company's net loss for the previous periods presented would have changed to the pro forma amounts as follows:

                                                                 Three          Nine
                                                              Months Ended  Months Ended
                                                                June 30,      June 30,
                                                                  2005          2005
                                                              ------------  -------------
                                                                      (Unaudited)
                                                              (In thousands, except per
                                                                      share data)

Net loss as reported                                          $      (340)  $       (282)

Deduct: Total stock-based employee compensation expense
        under fair value method for all awards, determined
        net of related tax effects                                   (121)          (378)
                                                               -----------   ------------
Pro forma net loss                                            $      (461)  $       (660)
                                                               ===========   ============
Net loss per common share:
        Basic - as reported                                   $     (0.05)  $      (0.05)
        Basic - pro forma                                     $     (0.07)  $      (0.11)
        Diluted - as reported                                 $     (0.05)  $      (0.05)
        Diluted - pro forma                                   $     (0.07)  $      (0.11)

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

The Company's cash balance of $1,764,000 and $3,108,000 as of June 30, 2006 and September 30, 2005, respectively, includes $756,000 and $744,000, respectively, of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in operating income (loss).


NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                (in thousands)
                               June      September
                             30, 2006    30, 2005
                             ---------   ---------

Raw Materials               $   3,508   $   3,870
Work-in-process                   330         470
Finished Goods                    700         769
                             ---------   ---------
                            $   4,538   $   5,109
                             =========   =========


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At June 30, 2006, no amounts were outstanding under the MBN or the RN.

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

The Company accounts for the registration rights agreements as separate free-standing financial instruments and accounts for the liquidated damages provisions therein as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of June 30, 2006 no liability was recorded as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at June 30, 2006 was $87,000.

In March, 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at June 30, 2006 was $27,000.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

Outstanding debt with respect to capital leases as of June 30, 2006 is as follows (in thousands):

                                      Amount
                                    -----------
Total debt                          $      122
Less amount representing interest           (8)
                                     ----------
Net                                        114
Less current portion                       (59)
                                     ----------
Long term debt                      $       55
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


NOTE G - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. For the three and nine months ended June 30, 2006 and 2005, the Company's comprehensive income
(loss) was as follows:

                                (in thousands)                (in thousands)
                          Three months ended June 30,   Nine months ended June 30,
                              2006          2005           2006           2005
                           ------------  ------------  -------------  -------------
Net loss                  $     (1,889) $       (340) $      (3,222) $        (282)
Other comprehensive
  (loss) income (a)                (85)          (47)          (185)           203
                           ------------  ------------  -------------  -------------
Comprehensive loss        $     (1,974) $       (387) $      (3,407) $         (79)
                           ============  ============  =============  =============

(a) Consisting of cumulative translation adjustments related to the Company's investments in foreign affiliates.


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

Potentially dilutive shares that are not included in EPS because including them would be anti-dilutive are as follows:

                            (in thousands)                (in thousands)
                      Three months ended June 30,   Nine months ended June 30,
                          2006          2005            2006          2005
                      ------------- -------------   ------------- -------------

Stock options                1,600           885           1,600           885
Stock warrants                 200           200             200           200

                      ------------- -------------   ------------- -------------
Total                        1,800         1,085           1,800         1,085
                      ============= =============   ============= =============



NOTE I - ACCOUNTS RECEIVABLE AND SALES DATA FOR UNCONSOLIDATED AFFILIATES
-------------------------------------------------------------------------

Net  sales  to   unconsolidated   affiliates   and  accounts   receivable   from
unconsolidated affiliates for the respective periods are as follows:

                       (in thousands)                      (in thousands)
                          Net sales                          Net sales
                        to affiliates                      to affiliates
                 Three months ended June 30,         Nine months ended June 30,
                     2006             2005               2006            2005
                 -----------      -----------        -----------     -----------
Australia       $       772      $     2,268        $     2,904     $     8,872
Evolve-UK                 -                -                  -               1
                 -----------      -----------        -----------     -----------
                $       772      $     2,268        $     2,904     $     8,873
                 ===========      ===========        ===========     ===========


                       (in thousands)
                     Accounts receivable
                      from affiliates:
                    June           September
                   30, 2006         30, 2005
                 -----------      -----------
Australia       $       988      $     1,881
Evolve-UK                 -                -
                 -----------      -----------
                $       988      $     1,881
                 ===========      ===========


NOTE J - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' results for the three and nine months ended March 31, 2006 and 2005. The following summary financial information reflects the combined assets and liabilities of Global Payment Technologies Australia Pty Limited ("GPTA") and eCash Holdings Pty Limited ("eCash") as of March 31, 2006 and 2005 and their combined operating results for the three and nine months ended March 31, 2006 and 2005. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of ($32,000) and $78,000 for the three months ended June 30, 2006

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

and 2005, respectively, and $650,000 and $80,000 for the nine months ended June 30, 2006 and 2005, respectively. The results of operations for the nine months ended June 30, 2006 include a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately $621,000. For the three months ended June 30, 2006 and 2005, the Company increased its equity in income of unconsolidated affiliates by $140,000 and $135,000, respectively, and for the nine months ended June 30, 2006 and 2005, the Company increased (decreased) its equity in income of unconsolidated affiliates by $375,000 and ($133,000), respectively, which represents the recognition (deferral) of the Company's share of the gross profits on intercompany sales to its affiliates that have (have not) been recognized by these affiliates.

Deferred gross profit of $160,000 and $535,000 as of June 30, 2006 and September 30, 2005, respectively, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. Summarized financial information for GPTA and eCash, in which the Company owns a 50% and 35% non controlling interest, respectively, is as follows:

All figures are in U.S. dollars (in thousands).

                          Three Months Ended March 31,         Nine Months Ended March 31,
                            2006              2005               2006               2005
                        --------------    --------------    ----------------    --------------
Net sales               $       1,987     $       2,706     $         9,449     $      10,998
Operating (loss) income          (265)              133                (203)               90
Net (loss) income                (163)              141               1,711 *             107


                            March              June
                          31, 2006          30, 2005
                        --------------    --------------
Current assets          $       7,664     $      10,686
Non-current assets                209               509
Current liabilities             3,422             6,814
Non-current liabilities             -                 -
                         -------------     -------------
Net assets              $       4,451     $       4,381
                         =============     =============

* Net income for the nine months ended March 31, 2006 includes a gain by the Company's eCash affiliate resulting from the sale in October, 2005 of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately
$621,000, which is included in equity in income of affiliates for the nine months ended June 30, 2006.


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

effective as of the beginning of the first annual reporting period that begins after December 15, 2006. The Company will follow the provisions of this standard in the event of any future accounting changes or error corrections.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.


NOTE L - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2005 through June 30, 2006:

                                           (in thousands)
                                               Amount
                                          -----------------
Beginning Balance as of October 1, 2005   $            268
Deduct: Payments                                       (65)
Add: Provision                                         118
                                           ----------------
Ending Balance as of June 30, 2006        $            321
                                           ================

NOTE M - SHAREHOLDERS' EQUITY
-----------------------------

In October, 2004, the Company granted to a consultant stock options for the purchase of 60,000 shares of the Company's Common Stock at $4.20 per share. The options vest over two years and expire in 2007. The Company (credited) charged ($3,000) and $34,000 to operations during the nine months ended June 30, 2006 and 2005, respectively, representing the adjustment to reflect the ratable value of the options granted with a corresponding (decrease) increase to additional paid-in capital. During the nine months ended June 30, 2006, the Company granted options to employees, officers, and directors for the purchase of 805,000 shares of the Company's Common Stock at exercise prices between $1.90 and $2.85 per share. The Company charged $75,000 and $109,000 to operations during the three and nine months ended June 30, 2006, respectively, representing the fair value of stock options earned by employees, officers, and directors during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.


NOTE N - CONCENTRATIONS
-----------------------

The Company's largest customers for the three and nine months ended June 30, 2006 and 2005 represent the following percentages of net sales:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006

                       (in thousands)                  (in thousands)
                 Three months ended June 30,     Nine months ended June 30,
                     2006          2005              2006          2005
                 ------------- -------------     ---------------------------
Net sales:
   Customer A              24%           44%                26%          43%
   Customer B                *           15%                11%          17%
   Customer C              10%             *                  *            *

* Represents less than 10% for the period.

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A is one of the Company's unconsolidated affiliates in Australia (see Note I).

                        Global Payment Technologies, Inc.
                                  June 30, 2006


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments
-------------------

The Company has determined that it should concentrate its efforts on product development and its manufacturing expertise. As a result of this determination, the Company has entered into negotiations to sell its 50% non-controlling interest in its Australian affiliate, Global Payment Technologies Australia Pty. Ltd. ("GPTA") to GPTA's controlling shareholder. In addition, the Company has entered into negotiations to sell its 35% interest in eCash Holdings Pty. Ltd. ("eCash") to one of eCash's shareholders. Pursuant to the expected terms of the transactions, the Company will receive in the aggregate approximately $1.7 million in cash upon the closing of the transaction and an additional $280 thousand at the one year anniversary of the closing. In addition, the Company will enter into a long term exclusive arrangement with GPTA to be responsible for the sales and service of the Company's products in Australia, Asia and the Pacific Rim. There can be no assurance that this transaction will be completed or that it will be completed under the same terms and conditions as described herein.

Results of Operations
---------------------

Three months ended June 30, 2006 compared with three months ended June 30, 2005
-------------------------------------------------------------------------------

Sales
Net sales decreased by 38.8%, or $2,008,000, to $3,165,000 in the three months ended June 30, 2006 as compared with $5,173,000 in the comparative prior-year period. This sales decrease was due to $2,146,000 decreased sales to the gaming market, primarily in Russia which has been affected by government regulations that temporarily prohibit the placement of new gaming devices; and from the Company's Australian affiliate which has reduced its short-term inventory requirements to better manage current market conditions throughout its territory. This has resulted in a slowdown in sales, which has been partially offset by increased sales of $138,000 to the beverage and vending market. Gaming sales for the three months ended June 30, 2006 were $2,473,000, or 78.1% of sales, as compared with $4,619,000, or 89.3% of sales, in the prior year period. Beverage and vending sales for the three months ended June 30, 2006 were $692,000, or 21.9% of sales, as compared with $554,000, or 10.7% of sales, in the prior year period.

Gross Profit
Gross profit decreased to ($18,000), or (0.6%) of net sales, in the three months ended June 30, 2006 as compared with $1,261,000, or 24.4% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of sales incentives to reduce Aurora inventory levels as well as attempting to increase its market share with Aurora, the effects of a 38.8% sales decrease while manufacturing costs were virtually unchanged and an increase of the inventory reserve by $444,000 as compared with the prior-year period. The increase in the inventory reserve is due to the overall slowdown in sales combined with a complete reserve for the Company's Advantage product. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels.

Operating Expenses
Operating expenses increased to $1,982,000, or 62.6% of sales, in the three months ended June 30, 2006 as compared with $1,816,000, or 35.1% of sales, in the comparative prior-year period. This increase of $166,000 was primarily the result of severance paid to a former officer of the Company and increased expenditures for patents and prototypes as a result of new product development. Commencing October 1, 2005, the Company adopted the provisions of SFAS No. 123R which requires the fair value of stock options to be recognized and charged to operations. The Company charged $75,000 to operations during the three months ended June 30, 2006 representing the fair value of stock options earned by employees, officers and directors. As of June 30, 2006, there was $549,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.

                        Global Payment Technologies, Inc.
                                  June 30, 2006

Equity in Income of Unconsolidated Affiliates
The Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. Included in the results of operations for the three months ended June 30, 2006 and 2005 are the Company's share of net profits of these affiliates of $108,000 and $213,000, respectively, which includes $140,000 and $135,000, respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net (loss) income of these unconsolidated affiliates was ($32,000) and $78,000 for the three months ended June 30, 2006 and 2005, respectively.

Interest income, net
Interest income for the quarter ended June 30, 2006 was $5,000 as compared with $2,000 in the comparative prior-year period.


Income Taxes
With respect to the provision for income taxes, the effective rate was a provision of 0.1% as compared with 0% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2006. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter ended June 30, 2006 was ($1,889,000), or ($0.30) per share, as compared with ($340,000), or ($0.05) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.

Nine months ended June 30, 2006 compared with nine months ended June 30, 2005
-----------------------------------------------------------------------------

Sales
Net sales decreased by 46.8%, or $9,773,000, to $11,097,000 in the nine months ended June 30, 2006 as compared with $20,870,000 in the comparative prior-year period. This sales decrease was due to $10,656,000 decreased sales to the gaming market, primarily in Russia which has been affected by government regulations that temporarily prohibit the placement of new gaming devices; and from the Company's Australian affiliate which has reduced its short-term inventory requirements to better manage current market conditions throughout its territory. This has resulted in a slowdown in sales, which has been partially offset by increased sales of $882,000 to the beverage and vending market. Gaming sales for the nine months ended June 30, 2006 were $8,417,000, or 75.9% of sales, as compared with $19,073,000, or 91.4% of sales, in the prior year period. Beverage and vending sales for the nine months ended June 30, 2006 were $2,679,000, or 24.1% of sales, as compared with $1,797,000, or 8.6 % of sales, in the prior year period.

Gross Profit
Gross profit decreased to $1,295,000, or 11.7% of net sales, in the nine months ended June 30, 2006 as compared with $5,621,000, or 26.9% of net sales, in the comparative prior-year period. The decrease in gross profit was primarily the result of sales incentives to reduce Aurora inventory levels as well as attempting to increase its market share with Aurora, and the effects of a 46.8% sales decrease while manufacturing costs were virtually unchanged and an increase of the inventory reserve by $432,000 as compared with the prior-year period. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels.

Operating Expenses
Operating expenses increased to $5,562,000, or 50.1% of sales, in the nine months ended June 30, 2006 as compared with $5,230,000, or 25.1% of sales, in

                        Global Payment Technologies, Inc.
                                  June 30, 2006

the comparative prior-year period. This increase of $332,000 is primarily the result of severance paid to a former officer of the Company and increased expenditures for patents and prototypes as a result of new product development. Commencing October 1, 2005, the Company adopted the provisions of SFAS No. 123R which requires the fair value of stock options to be recognized and charged to operations. The Company charged $109,000 to operations during the nine months ended June 30, 2006 representing the fair value of stock options earned by employees, officers and directors. As of June 30, 2006, there was $549,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.


Equity in Income of Unconsolidated Affiliates
The Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. Included in the results of operations for the nine months ended June 30, 2006 and 2005 are the Company's share of net profits (losses) of these affiliates of $1,025,000 and ($53,000), respectively, which includes $375,000 and ($133,000), respectively, of the Company's proportionate share of the related gross profit on product sales to its affiliates, which have (have not) been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $650,000 and $80,000 for the nine months ended June 30, 2006 and 2005, respectively. The Company's share of net income for the nine months ended June 30, 2006 includes a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share is approximately $621,000.

Interest income (expense), net
Interest income (expense) for the nine months ended June 30, 2006 was $20,000 as compared with ($615,000) in the comparative prior-year period. Included in interest expense for the nine months ended June 30, 2005 is $568,000 as a result of the amortization of debt discount, which included accelerated amortization resulting from partial conversions on the Company's $1.5 million secured convertible term note (see Note E of the Condensed Consolidated Financial Statements). As of March 31, 2005, the entire amount of the term loan was repaid and the debt discount was fully amortized.

Income Taxes
With respect to the provision for income taxes, the effective rate was a provision of 0% as compared with a provision of 1.8% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2006. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the nine months ended June 30, 2006 was ($3,222,000), or ($0.52) per share, as compared with ($282,000), or ($0.05) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.


Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At June 30, 2006, the Company's cash and cash equivalents were $1,764,000 as compared with $3,108,000 at September 30, 2005. A significant portion of the Company's cash balance in the amount of $756,000 and $744,000, as of June 30, 2006 and September 30, 2005, respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. As a result of the Company's cash balances and the funds available under the credit facility with Laurus discussed below, the Company believes that its available resources should be sufficient to meet its obligations as they become due and permit continuation of

                        Global Payment Technologies, Inc.
                                  June 30, 2006

its planned product development and operations for the next 12 months.

On March 16, 2004, the Company entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a $1,750,000 RN and a $750,000 MBN, both due in March 2007. At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At June 30, 2006, no amounts were outstanding under the MBN or the RN.

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

The Company accounts for the registration rights agreements as separate freestanding instruments and accounts for the liquidated damages provisions as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of June 30, 2006 no liability was recorded as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

Net cash used by operating activities was $1,176,000 in the nine months ended June 30, 2006. This amount is due to a net loss for the period, adjusted for non-cash items, of $2,620,000, increased inventory of $6,000, increased prepaid expenses and other assets of $138,000, and decreased accounts payable of $751,000, offset, in part, by dividend distributions of $574,000 received from the Company's Australian affiliates, increased accrued expenses of $33,000, decreased accounts receivable of $1,707,000, primarily due to lower sales in this period combined with a continued steady collections of prior accounts receivable, and decreased income taxes receivable of $25,000. Net cash used in operating activities was $1,290,000 in the nine months ended June 30, 2005. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,774,000, decreased prepaid expenses and other assets of $22,000, and decreased income taxes receivable of $115,000, reduced by, increased accounts receivable of $666,000, primarily due to a shift in sales from customers with payment terms of cash in advance, primarily in Russia and Latin America, to customers with payment terms in excess of 60 days in other parts of the world, increased inventory of $1,822,000, primarily the result of an increase in the Company's Aurora product due to lower Russian orders and the slowdown in the German cigarette vending market, due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, decreased accounts payable of $418,000 and decreased accrued expenses and other current liabilities of $295,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. Further, the Company has agreements with its affiliates which could extend payment terms in excess of 90 days. Based upon history, and the Company's current review of its accounts receivable, it

                        Global Payment Technologies, Inc.
                                  June 30, 2006

believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

Investments in property and equipment in the nine months ended June 30, 2006 amounted to $134,000 as compared with $306,000 in 2005.

Cash used in financing activities in the nine months ended June 30, 2006 and 2005 includes net debt repayments of $34,000 and $53,000, respectively. The Company received $492,000 from the exercise of stock options in the nine months ended June 30, 2005.

At June 30, 2006, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                (in thousands)
          Fiscal Year  Operating Lease  Debt Repayments
          -----------  ---------------  ----------------
             2006      $          139   $            15
             2007                 432                59
             2008                  41                40
          Thereafter                -                 -
                        --------------   ---------------
             Total     $          612   $           114
                        ==============   ===============

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of June 30, 2006, purchase order commitments approximated $3.1 million and will be used for production requirements during fiscal 2006 and beyond.


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

                        Global Payment Technologies, Inc.
                                  June 30, 2006

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

                        Global Payment Technologies, Inc.
                                  June 30, 2006


                           PART II. OTHER INFORMATION
                           -------- -----------------


Item 6. Exhibits

Exhibit 10  - Lease dated June 21, 2006 between the Company and 425 Oser Avenue
              LLC
Exhibit31.1 - Rule 13a-14a Certification (Chief Executive Officer) (1) Exhibit31.2 - Rule 13a-14a Certification (Chief Financial Officer) (1)
Exhibit32   - Section 1350 Certifications (1)

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

                                       Global Payment Technologies, Inc.
                                       ---------------------------------


                                       By:  s/ William L. McMahon
                                            ------------------------------------
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer
Dated:  August 14, 2006