Form 10-K
period 2006-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2007-01-16
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2006

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      11-2974651
--------------------------------------------------------------------------------
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

                   425B Oser Avenue, Hauppauge, New York 11788
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 631-231-1177
                                                    ------------

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelereted filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer [ ]  Accelerated filer [ ]  Non-Accelerated filer [X]

     Indicate by check mark whether the registrant is shell company (as defined
in rule 12b-2 of the Act).      Yes [ ]         No [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on March 31, 2006, was approximately $11,650,882.

     As of December 31, 2006, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                                     PART I

Item 1.         Business
-------         --------
General

Global Payment Technologies, Inc. (the "Company") is a Delaware corporation established in 1988. We design and manufacture currency validation systems, including paper currency validators and related paper currency stackers, and sell our products in the United States and numerous international markets. Validators receive and authenticate paper currencies in a variety of automated machines, including gaming and gaming related equipment, beverage and vending machines and retail equipment that dispense products, services, coinage and other currencies. Note stackers are sold with most validators and are designed to store validated paper currency and, in some cases, record and store information on contents, usually in secure removable cassettes. Although we know of no commercially available validator that is counterfeit-currency-proof, our validators and stackers offer significant protection against tampering and counterfeit currencies and provide tamper-evident storage of validated currency. Our validators are adaptable to a wide variety of original equipment manufacturer ("OEM") applications and have been engineered into the design of most major gaming and numerous beverage and vending machines sold worldwide. Our products offer a highly competitive level of performance and are designed to provide ease of maintenance and repair.

Until the fourth quarter of fiscal 2006 we had a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty. Ltd. ("GPTA"). This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis. On September 2, 2006, we sold our entire interest for a total of approximately $1,791,000, of which $1,511,000 was received in cash at closing and $280,000 was placed in escrow which will be released on the one year anniversary of the transaction. The deferred cash payment is collateralized by an irrevocable letter of credit issued by The Australian and New Zealand Banking Group Limited. The purchaser was ACN 121 187 068 Pty Limited, a corporation organized under the laws of New South Wales, Australia and is related to Exfair Pty Limited, the registered holder of the remaining 50% of the issued and outstanding shares of GPTA. In addition we entered into a 5 year exclusive distributor agreement with GPTA. The distributor agreement provides GPTA the exclusive distribution rights in Australia, Asia, New Zealand, and the Pacific Rim as well as exclusive rights to distribute Aristocrat worldwide. GPTA will be responsible for providing sales, technical support, installation, service and repair functions as well as maintaining sufficient inventory stock to provide for the territories.

In June 2002, the Company and two other shareholders formed eCash Holdings Pty. Ltd. ("eCash"), an Australian based company. This entity was formed to market, distribute, service and support Automated Teller Machines across Australia and New Zealand. We owned 1,050 shares which represented a 35% interest in this entity. On August 25, 2006, we sold four hundred and fifty (450) shares to ACN 121 187 068 Pty Limited, a corporation organized under the laws of New South Wales Australia for a total purchase price of $123,138 and six hundred (600) shares to ACN 121 187 157 Pty Limited, a corporation organized under the laws of

New South Wales Australia for a total purchase price of $162,723. The purchase price for each sale was based on our equity in the respective business units as of April 30, 2006.

We own 100% of Global Payment Technologies (Europe) Limited ("GPT-Europe"). This entity is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

In April 1999, we acquired a 25% equity interest in Abacus Financial Management Systems, Ltd. ("Abacus-UK"), a UK-based software company. Abacus-UK has developed a cash management system, of which our validators are a key component, primarily intended to serve the retail market. In February 2005, we exchanged our 25% equity interest for a 12.5% ownership interest in Evolve Corporation PLC ("Evolve-UK"). The exchange of ownership did not require us to make an additional investment. Evolve-UK owns 100% of Abacus-UK and Evolve 100, which provides integrated and stand-alone cash management systems to the retail industry for coin currency handling. In addition, the Company and a principal of Evolve-UK had formed Abacus Financial Management, Inc. USA ("Abacus-USA"), which is 80% owned by us and has non-exclusive rights to distribute Evolve-UK's product in the USA. To date, Abacus-USA has not had material operations.

On November 1, 1999, Global Payment Technology Holdings (Proprietary) Limited ("GPTHL"), our South African affiliate, formed International Payment Systems Pty Ltd. ("IPS") and assigned to IPS its rights to all of GPTHL's non-gaming activities, primarily the distribution of Ingenico, De La Rue and Scan Coin products. We had a 30% interest in IPS. GPTHL held the exclusive distribution rights to our products in the South African region. On January 18, 2001, GPTHL merged its operations with Vukani Gaming Corporation ("Vukani") (formerly South African Video Gaming Corporation (Pty) Ltd.), a wholly owned subsidiary of Hosken Consolidated Investments Ltd. ("HCI"). By virtue of the agreement, our ownership of GPTHL was reduced from 23.5% to approximately 5%. In March 2002, we exercised our right to acquire shares from an existing shareholder, HCI, for $979,000, which increased our ownership to 24.2%. In April 2003, we sold a significant portion of our investments in our South African affiliates. We received approximately $1.9 million in cash for the sale of our entire interest in IPS and a major portion of our interest in GPTHL. As a result of this transaction, which did not result in a gain or loss, our ownership interest in GPTHL was reduced from 24.2% to 5%. GPTHL's Vukani division was one of the two licensed operators in the South African route market province of Mpumalanga. The cash received was a return of all of our advances and investments resulting in our recovering the carrying value of such advances and investments. On January 15, 2004, we sold our remaining 5% ownership interest in GPTHL for a gain of $78,000. GPTHL is currently a non-exclusive distributor of our products in the South African region.

In fiscal 2004, we registered a branch in Moscow, Russia ("GPT-Russia") to provide local service for our products.

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

Our net sales grew from approximately $35,000 in fiscal 1989 (our first year of operations) to our high of $43.9 million in fiscal 1999. In fiscal 2000, sales declined to $22.5 million as a result of a slowdown in the worldwide gaming market and delays in key projects, which resulted in increased inventory at our affiliates. During fiscal 2000 we significantly reduced inventory at our affiliates, matching demand in those regions, which resulted in the resumption of production and shipments in August 2000.

In fiscal 2001, sales increased 43% to $32.2 million primarily as a result of increased demand for our products in both Australia and Russia, as well as the addition of several new customers during the year.

In fiscal 2002, sales decreased 14% to $27.7 million as a result of customers lowering their inventory and taking advantage of our shorter lead-times on our Argus gaming validator, certain product issues which have since been resolved, as well as softer worldwide economic conditions.

In fiscal 2003, sales decreased 5.9% to $26.1 million as a result of reduced sales in Eastern Europe which were hindered by initial product issues, which have since been resolved, offset in part by sales of our new vending product which commenced in January 2003. With the launching of our new beverage and vending product in fiscal 2003, we achieved an increase in our beverage and vending sales to $5.7 million as compared to $2.2 million in fiscal 2002. Beverage and vending products represented 21.7% of our sales in fiscal 2003 as compared with 8% in fiscal 2002.

In fiscal 2004, sales decreased 6.5% to $24.4 million primarily due to $4.3 million in lower sales of our gaming products to our Australian affiliate offset, in part, by a $1.7 million increase in sales of our Aurora product to both the vending and gaming markets and a $637,000 increase in sales to the South African gaming market. Gaming sales for fiscal 2004 were $19.304 million, or 79.2% of sales, as compared with $20.417 million, or 78.3% of sales, in fiscal 2003. Beverage and vending sales for fiscal 2004 were $5.077 million, or 20.8% of sales, as compared with $5.659 million, or 21.7% of sales in fiscal 2003.

Net sales for fiscal 2005 increased by 6.2% to $25.886 million. This increase was due to increased sales of $3.821 million to the gaming market, primarily the result of increased demand from our Australian affiliate and in Russia, offset by decreased sales of $2.316 million to the beverage and vending market, as a result of significant cigarette tax increases in Germany.

Gaming sales for fiscal 2005 were $23.150 million, or 89.4% of sales, as compared with $19.304 million, or 79.2% of sales, in fiscal 2004. Beverage and vending sales for fiscal 2005 were $2.736 million, or 10.6% of sales, as compared with $5.077 million, or 20.8% of sales in fiscal 2004.

Net sales for fiscal 2006 decreased 45% to $14.3 million. The decrease in sales was mainly due to the restrictions put on gaming in Russia and a slow down in the market in Australia. Gaming sales were $11.3 million in fiscal 2006 or 79% of total sales as compared to $23.150 million or 89.4% in fiscal 2005. Beverage and Vending sales were 3.0 million or 21% of total sales in fiscal 2006 as compared to $2.736 million or 10.6% of total sales in fiscal 2005.

Our international sales amounted to 90%, 93% and 86%, of net sales in fiscal 2006, 2005 and 2004, respectively.

Marketing Strategy

We have continued to focus our marketing efforts on those segments of the marketplace which require a relatively high degree of security and substantial custom design work that is not adequately served by larger competitors which have tended to focus primarily on the broader, higher-volume market using standardized product configurations. GPT's approach in the worldwide gaming market was initially a "niche" strategy that allowed us to develop a strong international customer base that originally started with manufacturers too small to attract the larger competitors. With development completed and the commencement of sales of our Argus(TM) and Aurora products in January 2001 and January 2003, respectively, and the launch of our new "SA-4" product in fiscal 2005, this strategy has continued with particular attention paid to markets which have the largest opportunity for growth. We have both gained new customers and retained existing customers based on our strength internationally and our reputation for working closely to adapt to customers' needs. We will continue to attempt to strengthen and grow our relationships with the OEMs through joint marketing and advertising efforts and by creating country-specific currency databases and customization, which will allow OEMs an opportunity to seek new potential markets worldwide. Today we have 96 country-specific databases and 15 multi-country databases, which we believe is one of the largest database libraries in the industry. Further, we plan to continue to build a large library of databases for our newest products, as well as adding to existing Argus and Aurora databases.

After the launch of our Aurora product in fiscal 2003, we experienced an increase in Aurora revenue from $5.3 million in fiscal 2003, to $7.0 million in fiscal 2004, to $8.1 million in fiscal 2005. In fiscal 2003 we signed a four year supply contract, valued in excess of $10,000,000, with Tobaccoland Automaten GmbH & Co, a German based cigarette-vending operator with over 200,000 machines or approximately 25% of the German market share. However, since the last quarter of fiscal 2004 the overall German tobacco vending industry has faced significant volume shortfalls due to government increases in cigarette taxes. In fiscal 2005, we successfully penetrated sales into the Russian gaming market with our Aurora product, originally dubbed the "beverage and vending" product. However, in fiscal 2006, as a result of restrictions placed on new casinos in the Russian market, sales of the Aurora product declined to $3.4 million. We will continue to search for new growth opportunities both domestically and internationally for all our products. Further, we launched SA-4 in fiscal 2005 and believe it will provide an opportunity for penetration in the domestic gaming market as well as other international markets. The SA-4 model is targeted to the global casino market and incorporates the features of Argus with a faster Digital Signal Processing (DSP) chip which allows for currency validating in less than one second. In fiscal 2006, we had sales of $4.3 million for our SA-4 validator.

In the gaming venue, we market our products principally to the OEMs as well as the end-users (i.e., casino operators) who purchase slot machines from the OEMs to help ensure that our validator products will be specified as the product of choice in new orders. We have also provided direct operator technical training and participation in seminars with our OEM customers. By marketing directly to the end-users in conjunction with the OEMs, we expect our products will gain acceptance as our customers' gaming machines gain entry into major casinos or regions previously dominated by currency validators of our competition. Since 1999, we have offered programs and plans designed to elevate the level of our customers' product knowledge. Such programs and plans included the development of formally documented maintenance schedules and similar programs, which are proposed to customers. These maintenance programs are being offered in coordination with our OEM customers, and are intended to broaden awareness of the Company and our products within the gaming industry and as a result increase sales. Additionally, we are focusing our marketing efforts on explaining the technical features and customer support programs of current and future products in order to further differentiate ourselves from the competition. This overall strategy allows our products to continue to demonstrate the high level of performance and quality achieved in many markets throughout the world.

Our marketing strategy for the significantly larger worldwide beverage and vending industry is very similar to that of our gaming strategy. During fiscal 2002, we initiated sales of the Aurora product. During fiscal 2003, with sales of our new Aurora product commencing in January 2003, we achieved a significant $3.5 million increase in beverage and vending sales to $5.7 million. Throughout fiscal 2004, 2005, and 2006, we marketed our Aurora product through our already existing distribution channels, as well as through the creation of additional alliances and sales channels to further penetrate this market. The beverage and vending industry's requirement for currency validation equipment is more than $375 million per annum, or three times that of the gaming market. In addition, further penetration into the beverage and vending market, as well as the gaming market, will allow us to achieve further diversification and, if successful, could reduce our reliance on any one market as well as expand our customer base.

Our overall sales and marketing strategy in the worldwide gaming and beverage and vending industries is to deliver a high quality product supported by local sales and service in order to make our products the market standard for currency validation products. We successfully pursued this strategy in Australia, South Africa, Latin America and Russia where our products are accepted in the gaming market. In order to provide service and support, we have sales and service offices in London and Moscow as well as distributors in Australia, Russia, Italy, Southeast Asia, Latin America, the Middle East and South Africa.

To date, our continuing sales have been dependent upon the use of paper or simulated paper currency in automated payment systems for gaming and vending applications. A substantial diminution of the use of paper currency as a means of payment through a return to extensive use of high-value, metal-based coinage or the widespread adoption of electronic funds transfer systems based on credit, debit or "smart-cards" could materially and adversely affect our future growth until and unless we develop other products that are not solely dependent on the use of paper or simulated paper currency. We are currently investigating, and will continue to investigate, such opportunities and endeavor to develop new product applications where markets for such products may exist. However, no assurance can be given that we will be able to successfully develop and market such new products and systems.

Products

Since inception, we have endeavored, through research and development and manufacturing efforts, to provide products that meet the specific performance requirements of our customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. We spent approximately $333,000, $55,000 and $75,000 during fiscal 2006, 2005 and 2004, respectively, on research and development. Our research and development consists primarily of efforts to develop new currency validators, expand our product lines into new applications, as well as to achieve improvements in technology.

Our product development efforts have been focused on the design of our latest generation of validator products, the first of which was Argus(TM), our gaming validator. We began selling Argus(TM) in January 2001. Sales of this product represented 19%, 63%, 54%, 51% and 50% of unit validator sales in fiscal 2001, 2002, 2003, 2004 and 2005, respectively. We launched the SA-4 in late fiscal 2005. The SA-4, an improved Argus validator with a faster processor chip, achieved unit sales in fiscal 2006 representing 36% of unit validator sales.

In the summer of 2002, the Company completed the development of its new product designed specifically to address the requirements of the vending industry. Following successful field trials during the summer and fall of 2002, we commenced a sales and marketing campaign which led to sales commencing in January 2003 on our new product called "Aurora". Sales of this product represented 29%, 43%, 48% and 47% of unit validator sales in fiscal 2003, 2004, 2005 and 2006, respectively. For Argus(TM) and Aurora products, we have, since achieving technological feasibility through a detailed program design, capitalized the cost of software coding and development, and reflect the amortization of these costs in cost of sales.

Our principal products in fiscal 2006 included the SA-4, Argus(TM) and Aurora and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, we planned for a shift in demand toward our Generation II product line and such sales amounted to 58% of unit sales. During fiscal 2000, 2001 and 2002, this shift continued and Generation II and Argus(TM) product line sales accounted for 76%, 89% and 92% of unit sales, respectively. The Argus product had been designed to be a drop-in replacement for Generation II products and this focused toward bringing new technological features to the marketplace. During fiscal 2002 and fiscal 2003, sales substantially shifted from our Generation II product line to our Argus(TM) product line, which represented 63% and 80% of gaming validator sales. This shift increased further in the fourth quarter of fiscal 2003 and represented 96% of gaming sales which coupled with our increased marketing efforts on Argus, rather than our Generation II product line resulted in an increased inventory reserve in the fourth quarter of 2003. During fiscal 2004, we commenced a phase out program on this product, however; we will maintain field service and support for warranty repairs for several more years. We believe we have adequately reserved for inventory obsolescence for the shift in demand from our Generation I products and Generation II products to our Generation III products.

Argus(TM) is a worldwide gaming note validator, which can process multi-country databases, with a substantially greater number of notes (between 2.44 inches to
3.35 inches in width), in all 4 directions. Argus is designed to be a one size fits all validator that uses essentially the same hardware for every currency throughout the world. Argus is equipped with a standard bar code reader, which has the added capability of reading coupons and currency at the same time. The Argus sensor system has our patented Red, Green, Blue and Infrared (RGBI) optical array, which generates 56 channels of high-resolution data. It is arranged in a unique layout that allows for the analysis of a note's signature (fingerprint) without any gaps between optical sensors. The optical information provided by Argus is reflective (off the note), transmissive (through the note) and a combined RGBI pattern of reflective data to create a color signature of the note being evaluated. The Argus validator also has a high-sensitivity magnetic sensor and high-resolution Side-Looking Sensors(TM). The Generation III product line offers a "soft drop analyzer" ("SDA") option. This patented SDA feature allows the note stacker cassette to maintain and track specific information such as currency or coupons in the cassette by quantity and denomination; the specific machine or game that the cassette was removed from; the acceptance rate of the validator; and time-in/time-out of the cassette from the gaming machine. This information can be easily downloaded, via a docking station provided by us, to a personal computer allowing instant feedback/tracking for the machine operator.

Aurora is our first validator specifically designed for the worldwide beverage and vending industries. Aurora is an injection-molded modular design that can be used in the up-stack or down-stack orientation and uses state of the art optics in its internal sensor system with our patented RGBI optical array. With field trials completed in the fall of 2002 and sales commencing in January 2003, this product quickly replaced most sales of our M-125 and M-150 products. This product originally targeted for the beverage and vending industry has also been aggressively marketed in the un-regulated gaming market in 2004 and 2005 with substantial penetration. We continued marketing efforts in both venues during fiscal 2006. As with Argus, Aurora is designed to be a one size fits all validator that essentially uses the same hardware for every currency in the world.

Our newest product launched in fiscal 2005 is the SA-4. SA-4 is a worldwide note validator that can handle bills up to 3.35 inches in width while holding a database of up to 128 different bank notes in four directions, which enables SA-4 to securely validate multiple currencies without the need to re-program. The DSP chip enables the use of advanced algorithms, which significantly improve security and performance. The SA-4 sensor system has our patented Red, Green, Blue and Infrared (RGBI) optical array and an industry standard bar-code reader that is compatible with the various Ticket-In Ticket-Out (TITO) systems currently found on many casino floors worldwide. Many countries use magnetic ink to increase the security of their currency. The SA-4 currency validator contains a new high-sensitivity magnetic circuit that doubles the sensitivity to detect these inks. SA-4 contains front and rear sensors, which guarantee the detection of critical bill position information. SA-4 supports the various industry-standard communication protocols commonly used for vending, gaming, and video lottery machines.

In October 2006, we announced the rollout of our Falcon currency validator which uses Digital Signal Processor (DSP) technology to achieve fast reliable note recognition. With our proven patented RGBI Optical Technology, Falcon can validate currency for most countries.

Product Performance and Warranties

Our validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with our Generation III validators (Argus, Aurora, Advantage and SA-4). The Company or our authorized service agents will repair or replace any units that require warranty service. We do not warrant that our validators will reject all counterfeit currencies and believe that there is no commercially available validator that is counterfeit-currency-proof or warranted as such. To support our increasing international market presence, we have expanded our warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, Russia, Latin America, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while our primary product support in these markets is in the form of warranty parts. Over the last three years, our cost of warranting our products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as product performance. Warranty expense for 2006, 2005 and 2004 was $161,000, $176,000 and $198,000 , respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts our primary sales and marketing efforts in both the domestic and international markets. We have company-owned sales and service offices in London and Moscow and exclusive distributors for the key markets of Australia, New Zealand and the Pacific Rim. In addition, we have distributors in Russia, Italy, Southeast Asia, Latin America, the Middle East and South Africa. The overall sales and service network provides effective international coverage for our products and customers and reflects our commitment to providing superior service worldwide.

Customer Concentration

During fiscal 2006, our largest customer, GPTA, accounted for approximately 28% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 78.9% of our revenues, with the remaining 21.1% primarily from product applications in the beverage and vending industry. We sell to a small group of OEMs in the gaming and beverage and vending industries. The Company must achieve significantly less dependence on several important customers by expanding into new countries, expanding our customer base and developing new products to increase the market size we can market to, such as domestic gaming and the mass market vending applications. Until such initiatives are achieved, we are at risk that lower demand for any one product or market, or a loss of a significant customer, can substantially impact our revenues and net income.

Manufacturing

Since 1995, our operations have been conducted from a leased facility, currently 44,000 square feet, which houses the manufacturing and administrative functions in Hauppauge, New York.

Our manufacturing operations consist primarily of mechanical and electro-optical assembly and the provision of wiring harnesses between components and between the validator and the OEM machine in which the finished product is to be used. We routinely test all components and have extensive "burn-in" procedures for the final assembled product. Direct control over fabrication, via our key suppliers, and testing permits us to shorten our production cycle and protect patented and proprietary technology. During fiscal 2000, we transitioned a portion of our manufacturing to demand flow technology. In addition, we have evaluated and will continue to evaluate our suppliers in an effort to reduce our total cost of manufacturing, a process that may include vendor consolidation and outsourcing.

As we began our transition to the Argus product line in fiscal 2001, we incurred increased costs related to lower volumes on the two product lines. As this transition was substantially completed during fiscal 2002, Argus was expected to be produced in a more efficient manner at a lower cost, and at the same time allowing increased flexibility to meet customers' demand. In the fourth quarter of 2002 these improvements were more than offset by the significant reduction in sales and production. During fiscal 2003, our introduction of our new Aurora product with higher initial purchase costs and increased initial manufacturing costs, coupled with overall lower sales volume than fiscal 2002, resulted in lower net margins for the year. We did, however, take action to significantly reduce our purchased component costs on Aurora and Argus by the end of fiscal

2003 by manufacturing and selling off, on a first-in first-out basis, our higher priced purchased components. In fiscal 2004, we continued our efforts to further reduce costs and to improve the margin on our Aurora product, and while improvements in purchasing costs and manufacturing efficiencies had been achieved by the end of fiscal 2004, the benefits were substantially realized during fiscal 2005. During fiscal 2006, we continued our efforts to reduce product costs, including potential outsourcing, but the most significant factor affecting our gross profit percentage was the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce its current inventory levels.

We depend on a limited number of suppliers for various stamped or formed housings, gears, cogs and wheels and electronic assemblies or components, including certain microprocessor chips. We believe that concentrating our purchases from our existing suppliers provides, in certain cases, better prices, better quality and consistency and more reliable deliveries. We maintain on-going communications with our suppliers to prevent interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner. We have entered into volume blanket purchase agreements of approximately 900,000 with selected suppliers to guard against shortages of unique components, thereby limiting our exposure to business interruptions. As of January 12, 2007 approximately 450,000 of commitments remain. Furthermore, many of the electronic components we use, including our microprocessors, are widely used in many applications and are available from a number of sources. However, the short wavelength light source that forms a critical part of our optical scanning device is now commercially available from only a very limited number of suppliers. We believe that if such supply were to become unavailable, our units could be redesigned to use other light sources and still remain competitive in the marketplace. However, any interruption in the supply of key components that cannot be quickly remedied could have a materially adverse effect on our results of operations.

Competition

The market for our products is very competitive and the number of competitors and their product offerings has increased due to the growing worldwide marketplace. A number of competitors have significantly greater financial, technical, sales and marketing resources than the Company. Additionally, certain of these companies have acquired competitors with synergistic product lines in an effort to offer a more complete product line. In 1998, Coin Controls Limited ("Coin Controls") acquired Ardac, Inc. ("Ardac"), a domestic currency validator manufacturer. Coin Controls had primarily focused on the validation of coins worldwide for the gaming and amusement industries. With the acquisition of Ardac, Coin Controls changed its name to Money Controls PLC ("MCP") and the two companies together had the ability to package its coin mechanism with a currency validator for both the gaming and beverage and vending industries. In November 1999 MCP announced, and subsequently completed, its agreement to be acquired by Coin Acceptors, Inc. ("Coinco"), a St. Louis-based supplier of primarily vending products. This resulted in Coinco being a competitor that has an integrated gaming and beverage and vending product line, as well as relationships in both industries. Similar competitors are Japan Cash Machines Co., Ltd. ("JCM") and Mars Electronics International ("MEI"), entities that have products able to serve both the gaming and the beverage and vending marketplaces.

In the domestic market, certain competitors are divisions or affiliates of manufacturers of vending machines. For example, Royal Vendors, Inc. is an affiliate of Coinco. Such validator manufacturers enjoy a competitive advantage in providing for the significant validator requirements of their affiliates. For validators sold for use in the beverage, food, snack and lower-priced goods or amusement markets, Coinco dominates the domestic market. MEI, JCM, Ardac, International Currency Technologies, Sanyo, Conlux, Coegis and Cashcode Company, Inc. ("Cashcode") compete with us in the international beverage and vending market.

The largest supplier of validators used in the domestic gaming and lottery markets is JCM. Internationally, we compete for gaming machine business with JCM, MEI, Ardac and Cashcode. In the secondary low-value gaming markets, Innovative Technology, Ltd. maintains a significant market share due to this market's price sensitivity and its low-cost approach to this market. We have focused our marketing efforts on the higher-priced domestic and international gaming validator business and compete on the basis of service, quality, durability and performance while maintaining a high level of protection against tampering and counterfeit currencies.

Historically we have been more willing to address smaller markets than our larger competitors and expect to encounter increased competition as the markets addressed by our products continue to grow. Also, we have been willing to adapt our products to a variety of OEMs, which has allowed us to be flexible to expand when new markets open up to sales. We believe that performance, quality and protection against tampering and counterfeit currency are as important as price as competitive factors in the worldwide gaming marketplace.

Intellectual Property

We rely on certain proprietary know-how and trade secrets to protect our technology. Important components of this proprietary information are our library of distinguishing characteristics of the currencies, which our validators scan and validate, and our proprietary algorithms. We have entered into non-disclosure and secrecy agreements with all of our employees having access to this technology.

We hold ten U.S.  patents as follows:  design for "Escrow Box for Coin  Operated
Machines," U.S. Patent No. D283,518 issued April 22, 1986; "Paper Currency Acceptor and Method of Handling Paper Currency for Vending Machines and the Like," U.S. Patent No. 4,884,671 issued December 5, 1989; "Anti-fraud Currency Acceptor," U.S. Patent No. 5,259,490 issued November 9, 1993; "Bill Accumulating and Stacking Device," U.S. Patent No. 5,322,275 issued June 21, 1994; "Soft Count Tracking System," U.S. Patent No. 5,630,755 issued May 20, 1997; "Paper Currency Validator (Side-Looking Sensors)," U.S. Patent No. 5,806,649 issued September 15, 1998; "Electrical Switch Connectors," U.S. Patent No. 5,842,879 issued December 1, 1998; "Stacker Mechanism for Stacking Bank Notes" U.S. Patent No. 5,899,452 issued May 4, 1999; "Apparatus and Method for Detecting a Security

Feature in a Currency Note," U.S. Patent No. 6,104,036 issued August 15, 2000; and "Bank Note Validator (RGBI)" U.S. Patent No. 6,223,876 issued May 1, 2001. Certain patents cover technology used in our first, second and third generation validator product lines and the remaining patents cover technology used in certain special models. In addition, on September 30, 1999 we filed a reissue application with the U.S. Patent and Trademark Office to amend and broaden the claims of U.S. Patent No. 5,630,755.

In addition to our U.S. patents and pending application, we have also applied for patent protection in a large number of international markets. If corresponding foreign patents are obtained, we believe that these patents could provide important protection for certain technological advantages our validators possess in international markets. However, we do not believe that we will be materially adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. We have obtained patents in Australia, New Zealand and South Africa under the Eurasian Patent Convention corresponding to U.S. Patent No. 6,223,876 covering the use of short wave-length light in a validator to discern the color and other characteristics of bills being scanned. In addition we have obtained a patent in New Zealand corresponding to U.S. Patent No. 5,630,755 covering a system for monitoring and tracking money collected from a gaming machine and the like.

In September 2006, we announced that we had filed for patents on revolutionary new optical technology expected to be unveiled in a new product launch during fiscal 2007.

We have licensed certain patented proprietary technology covered by U.S. Patent No. 5,630,755 to Ardac, Inc. in 1999. Such license settled a patent infringement suit initiated by the Company and provides for the payment of license fees based on unit sales of certain of Ardac's products.

In March 2004, we entered into a Cross-License Agreement with JCM whereby we granted JCM a non-exclusive, royalty-free license for U.S. Patent No. 5,630,755 and JCM granted us a non-exclusive, royalty-free license to use and install the ID-003 software in bill validators manufactured by or on behalf of the Company and sold by us.

Although we have not received any bona fide claims asserting infringement of the proprietary rights of third parties, there can be no assurances that third parties will not assert such claims against us in the future or that any such assertion may not require us to enter into royalty arrangements or result in protracted or costly litigation.

Government Regulation

As a supplier of paper currency validators to customers subject to gaming regulations and postal regulations, we are indirectly subject to such regulations that are reflected in customer purchase orders or customer specifications. We believe that we are in full compliance with such regulations. Any failure to comply with such regulations, however, could have a materially adverse effect on our results of operations.

Employees

On December 31, 2006, we had 82 employees, consisting of 3 executives; 5 sales and customer service representatives; 21 engineers and software developers, and technical support representatives; 8 materials, quality control and quality assurance personnel; 8 administrative and clerical personnel; and 37 assembly/manufacturing personnel. We believe our relationship with our employees is good.

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

Item 1A.        Risk Factors
--------        ------------

We have not been profitable for the past few years.

We have had a large decline in sales this year and we have not been profitable for the past few years. Our new product initiatives may not be enough to allow us to regain profitability.

Our line of credit expires in March 2007.

We are dependent on our line of credit to provide funds for our working capital needs and our investment in new product development. If we are unable to renew or replace the line, we may be unable to continue with our new products and this could have a significant adverse effect on our revenue.

We are dependent on the paper currency validator and gaming market.

In fiscal 2006, 79% of our sales were to the gaming market. Any significant technological advances to increased use of smart cards could cause a reduction in our revenues. Any changes in government regulations, as we experienced in Russia, could have an adverse effect on our revenue.

We are dependent on a small number of customers.

In fiscal 2006, one customer accounted for 28% of our sales. The loss of this customer could have a significant adverse effect on our revenue.

Some product components have a long lead time.

Some of our product components may take in excess of 12 weeks to obtain and a shortage of those parts may have a negative effect on our revenue.

We have a risk that some of our inventory may become obsolete.

We hold inventory for warranty and repairs and replacements. We also anticipate sales volumes from our customers due to lead times required to build inventory. There is a risk that orders may be less than anticipated for certain product models and that we may have excess inventory or inventory which becomes obsolete.

We may have difficulty competing with larger companies that offer similar products which may result in decreased revenue

We believe that we have a very competitive product; however, many of our competitors have greater resources than we have and can invest more in product development and marketing or develop pricing strategies which may adversely effect our revenues.

We are dependent on management and our engineers and a loss of key employees could disrupt our business and our financial performance could suffer.

Our business is largely dependent upon our senior executive officers, Messrs. Stephen Nevitt, our president and chief executive officer and William McMahon, our chief financial officer. Although we have employment agreements with these officers, the employment agreements do not guarantee that those officers will continue as our employees. Our agreements with Messrs. Nevitt and McMahon are scheduled to expire on November 7, 2007 and April 16, 2007, respectively. Our business may be adversely affected if any key management personnel or other key employees left our employ.

Item 1B.        Unresolved Staff Comments
--------        -------------------------

Not applicable.

Item 2.         Properties
-------         ----------

The Company leases approximately 44,000 square feet which houses the manufacturing and administrative functions in Hauppauge, New York, for a term expiring June 30, 2007, at an annual base rental of approximately $383,000 in fiscal 2006 and $312,000 in fiscal 2007. The Company believes this facility has excess capacity for its office and manufacturing needs and is currently reviewing its options to downsize the current facility or relocate its operations.

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
                Matters and Issuer Purchases of Equity Securities
                -------------------------------------------------

a) Market Information

The Company's Common Stock is listed and trades on the NASDAQ National Market System under the symbol GPTX. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2005 and 2006.

                                                    Common Stock
                                                    ------------

                Quarter Ended                   High            Low
                -------------                   ----            ---

                December 31, 2004               6.00            3.60
                March 31, 2005                  7.63            5.40
                June 30, 2005                   7.00            3.81
                September 30, 2005              4.25            2.85
                December 31, 2005               3.58            2.09
                March 31, 2006                  2.80            2.03
                June 30, 2006                   2.49            1.10
                September 30, 2006              1.99            1.25


b) Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of December 14, 2006 were 1,365 and 34, respectively.

c) Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

Item 6.         Selected Financial Data
-------         -----------------------

FINANCIAL HIGHLIGHTS
(In thousands, except earnings per share)

Year Ended September 30                       2002         2003         2004         2005        2006
------------------------------------------- ----------   ----------   ----------   ---------   ----------
Net sales                                     $27,713      $26,076      $24,381     $25,886      $14,303
Net income (loss)                                (633)(1)   (5,677)(2)   (1,690)(3)    (573)      (4,143)(6)
Diluted earnings (loss) per share(4)            (0.11)       (1.02)       (0.30)      (0.10)       (0.67)
Total assets (5)                               24,030       17,775       16,267      16,714       11,683
Long-term debt obligations                          0            0        1,354          79           40
Stockholders' equity                           17,026       11,677       11,107      13,371        8,837

(1) Includes an after-tax gain of $82,000 from the sale of the Company's unconsolidated China affiliate.
(2) Based on the Company's continued losses, and related uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of its deferred income tax asset, the Company recorded a full valuation allowance and related income tax expense in the fourth quarter of fiscal 2003.
(3) Includes a gain of $78,000 from the sale of the remaining portion of the Company's unconsolidated South African affiliate.
(4) The weighted average shares outstanding used in the calculation of diluted loss per share did not include potential shares outstanding because they were anti-dilutive.
(5) The Company, in connection with its fiscal 2002 annual audit, reclassified certain costs previously included in inventory, in the amount of $2,756,000 and $1,528,000 as capitalized software costs, and molds and tooling, respectively, as of September 30, 2001. This reclassification did not affect reported earnings, total assets, or stockholders' equity for any period.
(6) Includes gain on sale of investments in unconsolidated affiliates of $307,000.

QUARTERLY INFORMATION
(In thousands, except earnings per share)

Quarter Ended                             Dec. 31    Mar. 31    June 30    Sept. 30     Year
                                         ---------- ---------- ---------- ---------- ----------
Fiscal 2006
-----------
Net sales                                   $3,905     $4,027     $3,165     $3,206    $14,303
Gross profit                                   685        628        (18)       480      1,775
Net income (loss)                             (790)      (543)    (1,889)      (921)    (4,143)
Basic income (loss) per share                (0.13)     (0.09)     (0.30)     (0.15)     (0.67)
Diluted income (loss) per share (1)          (0.13)     (0.09)     (0.30)     (0.15)     (0.67)

Fiscal 2005
-----------
Net sales                                   $7,752     $7,945     $5,173     $5,016    $25,886
Gross profit                                 2,024      2,336      1,261      1,246      6,867
Net income (loss)                              180       (122)      (340)      (291)      (573)
Basic income (loss) per share                 0.03      (0.02)     (0.05)     (0.05)     (0.10)
Diluted income (loss) per share (1)           0.03      (0.02)     (0.05)     (0.05)     (0.10)

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

Item 7.         Management's Discussion and Analysis of Financial Condition and
-------         ---------------------------------------------------------------
                Results of Operations
                ---------------------

Results of Operations
---------------------

Fiscal year ended September 30, 2006 compared with September 30, 2005

Sales

Net sales for fiscal 2006 decreased by 44.7% to $14.303 million as compared with $25.886 million in fiscal 2005. This decrease was due to lower sales to the gaming market, in which sales declined 51% from $23.1 million in fiscal 2005 to $11.3 million in fiscal 2006. Gaming sales to the Australian market declined 50% as the Company's distributor reduced its short term inventory requirements to better manage current market conditions in its territory. Sales into the Russian market declined by over 30% as a result of government regulations which temporarily prohibit the placement of new gaming devices. These declines were partially offset by increased sales into the Asian and South African markets, which reflected some growth in the Macau gaming area of China as well as increased sales efforts by the Company's distributor in South Africa. Beverage and vending sales for fiscal 2006 were $3.0 million, or 21% of sales, as compared to $2.7 million or 10.6% of sales, an increase of 10%, primarily in the beverage sector. Net sales to international customers accounted for 90.6% and 92.7% of net sales in fiscal 2006 and 2005, respectively.

Gross Profit

Gross profit decreased to $1.775 million, or 12.4% of net sales, as compared with $6.867 million or 26.5% of net sales in the prior-year period. The decrease in gross profit was primarily the result of sales incentives to reduce Aurora inventory levels as well as attempting to increase the Company's market share with the Aurora product, and the effect of a 45% sales decline from fiscal 2005 while manufacturing expenses were virtually unchanged. This resulted in significant under absorption of overhead. In addition, the Company increased the inventory reserve by $432,000 in fiscal 2006 to provide for obsolescence in its Advantage product line. The Company operates in a facility which has excess capacity and the gross profit percentage will continue to be adversely affected based on its relationship to unit sales as well as impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce its current inventory levels. During fiscal 2006, the Company's gross profit as a percentage of sales for the quarters ended December 31, 2005; March 31, 2006; June 30, 2006 and September 30, 2006 was 17.5%; 15.6%; (0.6)% and 15.0%, respectively.

Operating Expenses

Operating expenses increased to $7.429 million or 51.9% of net sales in fiscal 2006 from $7.051 million or 27.2% of net sales in fiscal 2005, an increase of $378 thousand or 5.4%. This increase was due, in part, to a severance payment made to a former officer of $150,000, research and development cost increases related to the new products planned to be introduced in fiscal 2007 and an increase in rent expense related to a short term extension of the lease until June 2007.

Equity in income of unconsolidated affiliates and Gain on sale of investments in unconsolidated affiliates

During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company accounted for its results of operations using the equity method. Included in the Company's results of operations are the Company's net share of profits through August 31, 2006 the effective date of sale, of $648,000 as compared to $236,000 in fiscal 2005. For fiscal 2006, the Company increased its equity in income of unconsolidated subsidiaries by $535,000 as compared to a reduction in fiscal 2005 of $33,000, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliates as of the Company's fiscal year end.

The  accompanying   consolidated   results  of  operations  include  a  gain  of
approximately $307,000 relating to the sale of the Company's interests in its unconsolidated affiliates in fiscal 2006.

Interest Expense

Included in interest expense for fiscal 2005 was $568,000 as a result of the amortization of debt discount. During fiscal 2005 the term loan was fully repaid and the debt discount was fully amortized.

Income Taxes

With respect to the provision for income taxes, the effective rate was 0.0% in fiscal 2006 as compared to a tax benefit of 3.5% in fiscal 2005. This change in the effective tax rate is primarily the result of fiscal 2006 operating losses for which no benefit has been recognized. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at September 30, 2006. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss

The net loss for fiscal 2006 was ($4,143,000), or ($0.67) per share, as compared with ($573,000 or ($0.10) per share in fiscal 2005.

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

Gross Profit

Gross profit increased to $6.867 million, or 26.5% of net sales, in fiscal 2005 as compared with $5.342 million, or 21.9% of net sales, in the prior-year period. The increase in gross profit, as a percentage of sales, was primarily the result of achieving a 6.2% sales increase while at the same time leveraging off of existing fixed manufacturing costs and by improvements in purchasing costs and manufacturing efficiencies on the Company's Aurora product that were achieved by the end of fiscal 2004 and realized early in fiscal 2005. During fiscal 2005 the Company's gross profit as a percentage of sales for the quarters ended December 2004, March 2005, June 2005 and September 2005 was 26.1%, 29.4%, 24.4% and 24.8%, respectively.

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

Net Loss

The net loss for fiscal 2005 was ($573,000), or ($.10) per share, as compared with ($1,690,000), or ($.30) per share, for fiscal 2004. In addition to its operations, the Company owns interests in unconsolidated affiliates in Australia which are accounted for using the equity method. The Company accounted for its United Kingdom affiliate using the equity method until February 2005, when the Company exchanged its 25% interest in Abacus-UK for a 12.5% interest in Evolve-UK, which is now accounted for on a cost basis. The Company's affiliate in South Africa was accounted for on a cost basis until January 15, 2004, when the Company sold its remaining 5% ownership interest and recognized a gain on the sale of $78,000. Included in the results of operations for fiscal 2005 and 2004 are the Company's share of net profits of these affiliates of $203,000 and $108,000, respectively. In fiscal 2005 and 2004, equity in income of unconsolidated affiliates includes a decrease of $33,000 and $165,000, respectively, which represents the deferral of the Company's share of the gross profits on intercompany sales to its affiliates that have not been recognized by these affiliates. Excluding the intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $236,000 and $273,000 for fiscal 2005 and 2004, respectively. This decrease of $37,000 was primarily the result of lower sales and profits at the Company's Australian affiliates, partially offset, by the reversal of the valuation allowance of the deferred tax assets at the Company's eCash affiliate. In addition, the Company owns 100% of GPT-Europe and GPT-Russia, and owns 80% of Abacus-USA, the results of which are consolidated in the Company's financial statements. Included in interest expense for fiscal 2005 and 2004 was $568,000 and $242,000, respectively, as a result of the amortization of debt discount. During fiscal 2005 the term loan was fully repaid and the debt discount was fully amortized.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, fund inventory purchase commitments, and service principal and interest payments on the Company's indebtedness. At September 30, 2006, the Company's cash and cash equivalents were $2,270,000 as compared with $3,108,000 at September 30, 2005. A significant portion of the Company's cash balance in the amount of $659,000 and $744,000, as of September 30, 2006 and 2005, respectively, consists of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has $280,000 of cash held in escrow as a result of its sale on September 2, 2006 of the Company's 50% interest in Global Payment Technologies Australia Pty Ltd. The escrow will be released on the one year anniversary of the transaction if, including among other things, the Company satisfies its obligations under a new distribution agreement with GPTA. The Company's credit facility with Laurus discussed below will expire on March 17, 2007. As of January 11, 2007 the Company had $1.3 million outstanding on the facility. The Company has had discussions with various financial institutions to extend or replace the current line of credit. The Company believes but has no assurance that it will replace this line.


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

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which resulted in an effective yield over the term of the CTN. Amortization for the years ended

September 30, 2005 and 2004 was $568,000 and $242,000, respectively. During fiscal 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the year ended September 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At September 30, 2006, no amounts were outstanding under the MBN or the RN.

The agreements provide that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

Net cash used in operating activities was ($2,412,000) in fiscal 2006. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,054,000, decreased accounts receivable of $1,659,000, decreased income taxes receivable of $25,000, increased accrued expenses and other liabilities of $115,000 reduced by increased inventory of $513,000, and decreased accounts payable of $595,000.

Net cash used in operating activities was ($434,000) in fiscal 2005. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,767,000, decreased prepaid expenses and other assets of $42,000, decreased accounts receivable of $824,000, and decreased income taxes receivable of $90,000, reduced by increased inventory of $2,830,000, primarily the result of an increase in the Company's Aurora product due to lower Russian orders and the slowdown in the German cigarette vending market, due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, decreased accounts payable of $181,000 and decreased accrued expense and other current liabilities of $146,000.

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

The Company sells its products primarily to international markets on terms generally greater than 30 days. The Company granted 90 day payment terms to its Australian distributor. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, coupled with the continued commitments to receive certain component parts, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

Net cash provided by investing activities amounted to $1,622,000 in fiscal 2006 as compared with net cash used in investing activities of $340,000 in fiscal 2005 and $38,000 in fiscal 2004. In fiscal 2006 the Company received $1,798,000 from the sale of its interests in Global Payment Technologies Australia Pty Ltd and eCash Pty Ltd. and in fiscal 2004 the Company received $154,000 from the sale of the remaining portion of its South African affiliate investment. The Company provided net funding and investments in its joint ventures of $51,000 in fiscal 2004. Further, the Company received $574,000 and $206,000 in dividend distributions, primarily from its Australian affiliate, during fiscal 2006 and 2004, respectively. There was no dividend distribution in fiscal 2005. The remaining investing activities of $176,000 in fiscal 2006, $340,000 in fiscal 2005 and $347,000 in fiscal 2004 were for the purchase of property and equipment primarily for its manufacturing operations.

Net cash provided by (used in) financing activities consisted of net repayments of bank borrowings of $48,000 in fiscal 2006 as compared with $63,000 in fiscal 2005 and $1,868,000 in fiscal 2004. Cash was provided by the proceeds from issuance of convertible debt of $2,250,000 in fiscal 2004. The remaining cash provided by financing activities of $492,000 in fiscal 2005 and $148,000 in fiscal 2004 were from the issuance of stock upon the exercise of common stock options and warrants.

Commitments:
At September 30, 2006, future minimum payments under non-cancelable leases and principal payments to be made for long-term debt maturing over the next five years are as follows in ($000):

                                 Operating Lease  Debt Repayments
                                 ---------------  ---------------
Fiscal year ended September 30:
   2007                                    $410              $60
   2008                                      30               40
                                 ---------------  ---------------
                                           $440             $100
                                 ===============  ===============

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of September 30, 2006, purchase order commitments approximated $4.0 million and will be used for production requirements during fiscal 2007 and beyond.

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

Revenue Recognition:
The Company recognizes revenue upon shipment of products to its customers and the passage of title, including shipments to its unconsolidated affiliates, or at the time services are completed with respect to repairs not covered by warranty agreements. Prior to the sale of the Company's interest in Australian unconsolidated affiliates, the Company deferred its pro rata share of gross profit on sales for the inventory of the affiliates until such time as its affiliates sold to a third party customer.

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

Reserve for Uncollectible Accounts Receivable:
At September 30, 2006, our accounts receivable balance was $2.1 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes or our customers experience financial difficulty our reserve may need to increase.

Investments in Unconsolidated Affiliates:
During fiscal 2006, the Company sold its interest in its affiliated entities. Prior to such disposition, the Company applied the equity method of accounting to its investments (including advances) in entities where the Company had non-controlling ownership interests of 50% or less and exercised a significant influence on that entity. The Company's share of these affiliates' earnings or losses is included in the consolidated statements of operations through the date of sale. Prior to the sale of its affiliates, the Company eliminated its pro rata share of gross profit on sales to such affiliates for inventory on hand at the affiliates. Effective February, 2005, when the Company exchanged its 25% interest in Abacus-UK for a 12.5% interest in Evolve-UK, it accounted for this investment on a cost basis. For investments in which no public market exists, the Company reviews the operating performance, financing and forecasts for such entities in assessing the net realizable values of these investments. Since April 2003, when the Company sold a significant portion of its investment in its South African affiliates which reduced its ownership in GPTHL from 24.2% to 5%, the Company accounted for its remaining investment on a cost basis. Effective January 15, 2004, the Company sold its remaining interest in this affiliate.

Long-Lived Assets:
The Company accounts for long-lived assets in accordance with the provisions of Statement of Accounting Standards ("SFAS") No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets as of September 30, 2006.

Income Taxes:
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to the impact of the fiscal 2006, 2005 and 2004 losses and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income, the valuation allowance will be reassessed.

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

Stock-Based Compensation:
Effective October 1, 2005, the Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. Any option grants since then have resulted in compensation expense.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's consolidated financial statements as of and for the twelve months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
--------        ----------------------------------------------------------

Fiscal 2006 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has assessed, and will continue to assess, ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

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

The Company has a $2.5 million credit facility consisting of a secured revolving note of $1.75 million and a secured convertible minimum borrowing note of $750,000 with borrowings subject to interest at the prime rate as published in the Wall Street Journal plus 150 basis points. As such, the interest rate is variable and the interest expense on potential borrowings is based upon the types of loans and applicable interest rates at the time of borrowing. In the event the Company had its entire revolving credit facility, $2.5 million at September 30, 2006, outstanding for the entire year, each 100 basis point increase would result in an annual increase in interest expense of approximately $25,000.

During fiscal 2006, the Company sold its interests in its privately held unconsolidated foreign companies which its used for the purposes of conducting its business overseas and attaining its strategic objectives. These investments had a net carrying value of $2.2 million at September 30, 2005 and were included in Investments in unconsolidated affiliates at September 30, 2005 and was accounted for using the equity method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and forecasts for such companies in assessing the net realizable values of the investments in these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary.

Item 8.         Financial Statements and Supplementary Data
-------         -------------------------------------------

The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9.         Changes in and Disagreements With Accountants on Accounting and
-------         ---------------------------------------------------------------
                Financial Disclosure
                --------------------
None.

Item 9A.        Controls and Procedures
--------        -----------------------

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

Item 9B.        Other Information
--------        -----------------

None.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant
--------        --------------------------------------------------

a) Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name                   Age     Positions with the Company
----                   ---     --------------------------
Richard E. Gerzof      61      Director, Chairman of the Board(1)(2)(3)
Elliot  H. Goldberg    66      Director, Chairman of the Audit and Compensation
                               Committees(1)(2)
William H. Wood        64      Director, Chairman of the Nominating Committee(3)
Stephen Nevitt         58      President/Chief Executive Officer, Director(2)(3)
Matthew Dollinger      62      Director(1)
William McMahon        54      Vice President, Chief Financial Officer and
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

     Elliot H. Goldberg has been a director of the Company since January 2006. Mr. Goldberg has been the senior partner at the public accounting firm of Liebman, Goldberg & Drogin, LLP since May 1, 1997. From 1967 to May 1, 1997 he operated the public accounting firm of Elliot H. Goldberg CPA PC., which then merged into Liebman Goldberg & Drogin, LLP. Mr. Goldberg has been a member of the New York State Society of CPAs and the American Institute of Certified Public Accountants since 1967. Since 1971 Mr. Goldberg has been President of Lor-Deb Enterprises Ltd., an insurance consulting brokerage firm. Mr. Goldberg received a Bachelor of Arts Degree in Economics in 1963 and a Bachelor of Business Administration Degree in Accounting in 1965 from the City University of N.Y.

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

     Stephen Nevitt has been President and Chief Executive Officer of the Company since November 2005 and a director of the Company since January 2005. Since September 2003, he has been a partner in Solar Crossings LLC, an international marketing and sales agency that is consulting on the commercial launch of new sunglass technologies. From August 2000 through August 2003, Mr. Nevitt was a consultant to Bushnell Performance Optics, a leading global distributor of sunglasses, binoculars and range finders. From November 1976 to August 1995 Mr. Nevitt worked in a family sunglass business. In 1995 his company successfully completed an initial public offering trading under the name Solar-Mates, Inc. In 1997 his company acquired the Serengeti Eyewear division from Corning Inc. The company, now known as Serengeti Eyewear, Inc., was purchased by strategic buyers in August 2000. Mr. Nevitt served as President/CEO of the company from October 1992 to August 2000.

     Matthew Dollinger has been a director of the Company since April 25, 2006. Mr. Dollinger has been a senior member of the law firm of Dollinger, Gonski & Grossman since its formation in 1977. The firm is primarily engaged in Commercial and Real Property litigation in the Federal and State Courts located in the States of New York, New Jersey and Florida. Mr. Dollinger is licensed to practice law in New York and Florida as well as before various United States District Courts and the United States Supreme Court. Mr. Dollinger is a member of the New York State Bar Association, Florida Bar Association, Nassau County Bar Association, Brooklyn Bar Association, Suffolk County Bar Association and the American Bar Association. Mr. Dollinger participates as a member of the Commercial Litigation and Real Property Committees in various state bar associations. Mr. Dollinger has lectured to bar associations and non-bar association groups in the fields of Commercial Litigation, Title Insurance and Ethical matters involving attorneys and clients. Mr. Dollinger received a Juris Doctor Degree in 1969 from the Brooklyn Law School and a Bachelor of Arts Degree in 1966 from the Long Island University.

     Edward Seidenberg had been a director of the Company since April 2003, but did not stand for re-election. Mr. Seidenberg was Chairman of the Audit Committee from April 2003 to January 2004 and from January 2005 until April 2006 and Chairman of the Compensation Committee from January 2004 until April 2006. Since November 2000, Mr. Seidenberg has been Chief Operating Officer of
InfoHighway Communications Corporation. He was previously President of the Company from March 1998 to November 2000, was Chief Operating Officer of the Company from March 1997 to November 2000, and a director of the Company from August 1996 to November 2000. From August 1996 to March 1998 he served as Vice President of the Company. From October 1995 to July 1996 he was Vice President and Chief Financial Officer of MCI Wireless, the country's largest non-facilities provider of cellular telephone service, and from March 1990 to September 1995 he was Vice President and Chief Financial Officer of Nationwide Cellular Service, Inc. Mr. Seidenberg received his BS in Accounting from State University of New York at Buffalo and his MBA in Finance from Emory University.

     William L. McMahon has been Secretary of the Company and Vice President and Chief Financial Officer of the Company since April 17, 2006. From October 2001 until April 16, 2006 Mr. McMahon was Senior Vice President of Buccino & Associates, Inc. a national turnaround consulting firm. From September 2000 to October 2001, Mr. McMahon served as Chief Financial Officer of Bobby Allison Wireless, a publicly traded retailing operation. Mr. McMahon was Chief Financial Officer of Serengeti Eyewear, Inc., from June 1998 to September 2000. From December 1992 to June 1998, Mr. McMahon was Director of Development for Uniroyal Technology Corporation, a manufacturer of specialty plastics and acrylics. From June 1984 to December 1992, Mr. McMahon was Vice President of Buccino & Associates, Inc. a national turnaround firm. Mr. McMahon received a Bachelor of Science in Commerce and Accounting from DePaul University in Chicago, Illinois in 1974.

b) Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Committee provides assistance to the Company's directors in fulfilling the Board's oversight responsibility as to the Company's accounting, auditing, and financial reporting practices and as to the quality and integrity of the financial reports of the Company. The specific functions and responsibilities of the Audit Committee are set forth in the written charter of the Audit Committee adopted by the Board of Directors. The Audit Committee is made up of Elliot Goldberg, Chairman and its financial expert, Richard Gerzof and Matthew Dollinger. Mr. Goldberg is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

d) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. To the Company's knowledge, based solely on a review of such reports furnished to the Company with respect to its most recent fiscal year, the Company believes that during or with respect to the fiscal year ended September 30, 2006 all reports under Section 16 (a) have been timely filed.

Item 11.        Executive Compensation
--------        ----------------------

a) Summary Compensation Table

The following table summarizes the compensation earned for the last three fiscal years by the Company's Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the 2006 fiscal year (the "Named Executive Officers"), for services in all capacities to the Company during its 2006, 2005 and 2004 fiscal years.

                                                                                                 Long-Term
                                                                 Annual Compensation            Compensation
                                                                 -------------------            ------------
                                                                                                Securities
     Name and Principal                                                                         Underlying
        Position                         Year              Salary              Bonus            Options
     ------------------                  ----              ------              -----            ------------
                                                           $251,800              ---              500,000
Stephen H. Nevitt (1)                    2006
          President and Chief
          Executive Officer
William McMahon (2)                      2006               $88,000              ---              250,000
          Vice President and
          Chief Financial Officer
Thomas Oliveri (1)                       2006              $264,000              ---                  ---
          Executive Vice President and   2005               231,000           15,000               15,000
          Chief Operating  Officer       2004               200,000              ---              100,000
Thomas McNeill (2)                       2006               100,187              ---                  ---
          Vice President, Chief          2005               171,000            4,000                  ---
          Financial Officer              2004               161,000           10,000               25,000

(1) Effective November 2005, Mr. Nevitt replaced Mr. Oliveri as President and Chief Executive Officer and Mr. Oliveri assumed the positions of Executive Vice President and Chief Operating Officer.

(2) Effective April 17, 2006, Mr. McMahon replaced Mr. McNeill as Vice President and Chief Financial Officer.

b) Option Grants in Last Fiscal Year (Individual Grants)

                                                                                      Potential Realizable Value
                                                                                       at Assumed Annual Rates of
                                                                                       Stock Price Appreciation
                                                                                              for Option
                                               % of Total
                      Number of Securities   Options Granted  Exercise                           Term
                        Underlying Options   to Employees in    Price    Expiration       -----------------------
         Name                Granted           Fiscal Year    ($/Share)      Date            At 5%      At 10%
=================================================================================================================
    Stephen Nevitt         250,000 (1)            30.1%        $2.85      11/6/2012       $290,059      $675,961
-----------------------------------------------------------------------------------------------------------------
    Stephen Nevitt         250,000 (2)            30.1%        $2.18      11/6/2012       $185,352      $420,501
-----------------------------------------------------------------------------------------------------------------
     William McMahon       250,000 (3)            30.1%        $1.90      4/16/2013       $193,373      $450,641
-----------------------------------------------------------------------------------------------------------------

(1) These options were awarded at the fair market value of the Company's Common Stock at November 7, 2005, the date of the award, and become exercisable in cumulative annual installments of 33.3% per year on each of the first three anniversaries of the grant date. The options were awarded for services as an executive officer.

(2) These options were awarded at the fair market value of the Company's Common Stock at April 25, 2006, the date of the award, and become exercisable in cumulative annual installments of 33.3% per year on each of the first three anniversaries of the grant date. The options were awarded for services as an executive officer.

(3) These options were awarded at the fair market value of the Company's Common Stock at April 17, 2006, the date of the award, and become exercisable in cumulative annual installments of 33.3% per year on each of the first three anniversaries of the grant date. The options were awarded for services as an executive officer.

No SARS were granted in the last fiscal year.

c) Aggregated Option Exercises and Fiscal Year End Option Values

                                                      Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                            Options at               In-the-Money Options
                    Shares Acquired on   Value          September 30, 2006          September 30, 2006(1)
        Name           Exercise (#)   Realized($)   Exercisable/Unexercisable     Exercisable/Unexercisable
==============================================================================================================
Stephen Nevitt                    ---         ---         14,333        507,167          $----           ----
--------------------------------------------------------------------------------------------------------------
William McMahon                   ---         ---                       250,000          $----           ----
--------------------------------------------------------------------------------------------------------------

(1) The closing price of the Company's Common Stock as reported on the NASDAQ National Market on September 30, 2006 was $1.29 per share. Value is calculated by multiplying (a) the difference between the closing price and the option exercise price by (b) the number of shares of Common Stock underlying the option.

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

The following chart summarizes the stock options granted and cash compensation paid to directors for services rendered as directors during the 2006 fiscal year:

                               Options     Cash
                               Granted     Compensation
                               -------     ------------
Richard E. Gerzof              23,500                $0
William H. Wood                 3,500            21,000
Elliot H. Goldberg              6,500            16,050
Matthew Dollinger              21,500                 0
Edward Seidenberg                   0            15,400
-------------------            ------           -------
        Total                  55,000           $52,450
                               ======           =======

e) Employment Agreements

Effective November 7, 2005 the Company entered into an agreement with Stephen Nevitt providing for his employment as President and Chief Executive Officer for a one-year term with automatic extensions for additional one-year terms unless and until either the Company or Mr. Nevitt provides 90 days advance written notice of a desire to terminate the agreement. The agreement provided for a salary at a rate of $225,000 per year and bonuses and stock options as determined by the Board of Directors. On January 11, 2006 the Company amended the agreement and increased the annual salary from $225,000 to $300,000. The agreement grants Mr. Nevitt options to purchase 250,000 shares of the common stock of the Company at $2.85 per share, the fair market value as of the date of the agreement, which options vest at the rate of 83,333 options on the first anniversary of the date of the agreement and a like amount on each of the second and third anniversaries, and options to purchase an additional 250,000 shares, subject to approval by the shareholders of the Company at its next meeting of stockholders. If such additional options are approved, the exercise price would be the fair market value at the date of the approval and would otherwise be identical to the options previously granted. On April 25, 2006, the options were approved by the shareholders and the Company granted 250,000 options at an exercise price of $2.18. The agreement also provides for participation in employee benefit plans and other fringe benefits. If terminated under a change of control in the second six month period, he would be entitled to $50,000.

Effective April 17, 2006 the Company entered into an agreement with William McMahon to serve as Vice President and Chief Financial Officer of the Company for a period of one year at an annual salary of $200,000. The agreement grants Mr. McMahon options to purchase 250,000 shares of the Common Stock of the Company at $1.90 per share, the fair market value as of the date of the agreement, which options vest at the rate of 83,333 options on the first anniversary of the date of this agreement and a like amount on each of the second and third anniversaries.

Item 12.        Security Ownership of Certain Beneficial Owners and Management
--------        --------------------------------------------------------------
                and Related Stockholder Matters
                -------------------------------

a) Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2006, certain information as to the Common Stock ownership of each of the Company's directors, each of the officers included in the Summary Compensation Table above, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock. Unless otherwise noted, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

                                            Amount and Nature    Percentage of
                                              Of Beneficial       Outstanding
                Name and Address                Ownership         Shares Owned
                ----------------            -----------------    -------------
Richard E. Gerzof                               501,100(1)           7.9%
   873 Remsens Lane
   Upper Brookville, NY  11771


William H. Wood                                 303,652(2)           4.9%
   122 Burchwood Bay Cove
   Hot Springs, AK 71913

Stephen Nevitt                                  521,500(3)           7.7%
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

William McMahon                                 250,000(4)           3.9%
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

Elliot Goldberg                                   7,500(5)              *
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

Matthew Dollinger                                21,500(6)              *
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

All directors and executive officers as a
group
(6 persons)                                   1,605,252(7)          22.4%

---------------
*  Less than 1%

(1) Includes 125,500 shares issuable upon exercise of currently exercisable options.
(2) Includes 10,000 shares issuable upon exercise of currently exercisable options.
(3) Consists of 521,500 shares issuable upon exercise of currently exercisable options.
(4) Consists of 250,000 shares issuable upon exercise of currently exercisable options.
(5) Includes 6,500 shares issuable upon exercise of currently exercisable options.
(6) Consists of 21,500 shares issuable upon exercise of currently exercisable options.
(7) Includes 940,000 shares issuable upon exercise of currently exercisable options.

b) Equity Compensation Plan Information

         The table below sets forth certain information as of the Company's fiscal year ended September 30, 2006 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                                                                      Number of securities remaining
                               Number of securities to be        Weighted-average      available for future issuance
                                 issued upon exercise of        exercise price of        under equity compensation
                              outstanding options, warrants    outstanding options,   plans (excluding securities in
                                       and rights              warrants and rights    the first column of this table)
                             -------------------------------   --------------------   -------------------------------
Equity Compensation plans                   1,290,550                    $3.12                     1,448,485
approved by security
holders

Equity Compensation plans              Not Applicable           Not Applicable                Not Applicable
not approved by security
holders

Item 13.        Certain Relationships and Related Transactions
--------        ----------------------------------------------

None.

Item 14.        Principal Accountant Fees and Services
--------        --------------------------------------

a) Independent Auditors

Eisner LLP has audited and reported upon the financial statements of the Company for the fiscal years ended September 30, 2006, 2005 and 2004. For the fiscal years ended September 30, 2006 and 2005, the Company paid (or will pay) the following fees for services rendered during the audit in respect of those years:

b) Audit Fees

For the fiscal years ended September 30, 2006 and 2005 Eisner LLP billed the Company $128,000 and $113,000, respectively for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

c) Audit Related Fees

None.

d) Tax Fees

For the fiscal years ended September 30, 2006 and 2005 the Company was billed $31,000 and $15,000, respectively, by Eisner LLP in connection with the preparation of tax returns and the provision of tax advice.

e)       All Other Fees

For the fiscal years ended September 30, 2006 and 2005 Eisner LLP billed the Company $15,000 and $13,000, respectively, in connection with the audit of its employee benefit plans.

f) Pre-Approval Policies and Procedures

The Audit Committee pre-approves all work performed by the Company's auditors. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by Eisner LLP is compatible with maintaining auditor independence.

                                     PART IV


Item 15.        Exhibits and Financial Statement Schedules
--------        ------------------------------------------

The following documents are filed as part of this report:

     1.   Global Payment Technologies, Inc. Consolidated Financial Statements:

          Report of Independent Registered Public Accounting Firms (page 47)

          Consolidated  Balance  Sheets as of September  30, 2006 and 2005 (page
          F-2)

          Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2006 (page F-3)

          Consolidated Statements of Shareholders' Equity and Comprehensive Loss for each of the years in the three-year period ended September 30, 2006 (page F-4)

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2006 (page F-5)

          Notes to Consolidated Financial Statements (pages 48-65)

     2.   Global   Payment   Technologies   Australia   Pty  Limited   Financial
          Statements:

          Report of Independent Registered Public Accounting Firm (page 66)

          Balance Sheets as of August 31, 2006 and June 30, 2006 (page 67)

          Statement of Operations for the period ended August 31, 2006 and year ended June 30, 2006 (page 68)

          Statements of Stockholders' Equity for period ended August 31, 2006 and year ended June 30, 2006 (page 69)

          Statements of Cash Flows for period ended August 31, 2006 and year ended June 30, 2006 (page 70)

          Notes to Financial Statements (pages 71-78)

          Report of Independent Registered Public Accounting Firm (page 79)

          Balance  Sheets as of June 30, 2006 and 2005 (page 80)

          Statements of Income for each of the years in the three-year period ended June 30, 2006 (page 81)

          Statements of Stockholders' Equity for each of the years in the three-year period ended June 30, 2006 (page 82)

          Statements of Cash Flows for each of the years in the three-year period ended June 30, 2006 (page 83)

          Notes to Financial Statements (pages 84-90)

     3.   Global  Payment  Technologies  eCash  Holdings  Pty Limited  Financial
          Statements: Report of Independent Registered Public Accounting Firm (page 91)

          Consolidated Balance Sheets as of June 30, 2006 (page 92)

          Consolidated Statements of Operations for year ended June 30, 2006 (page 93)

          Consolidated Statements of Stockholder's Equity for the year ended June 30, 2006 (page 94)

          Consolidated Statements of Cash Flows for the year ended June 30, 2006 (page 95)

          Notes to Consolidated Financial Statements (pages 96-103)

          Report of Independent Registered Public Accounting Firm (page 104)

          Consolidated Balance Sheets as of August 31, 2006 and June 30, 2006 (page 105)

          Consolidated Statements of Operations for the period ended August 31, 2006 and June 30, 2006 (page 106)

          Consolidated Statements of Stockholder's Equity for the period ended August 31, 2006 and June 30, 2006 (page 107)

          Consolidated Statements of Cash Flows for the period ended August 31, 2006 and June 30, 2006 (page 108)

          Notes to Consolidated Financial Statements (pages 109-116)

     4.   Financial  statement  schedules required to be filed by Item 8 of this
          Form: Schedule II - Valuation and Qualifying Accounts (page 117)

     5.   Exhibits:

Exhibit No.
-----------
     3.1  Certificate of Incorporation (2)
     3.2  Certificate of Merger (2)
     3.3  By-Laws (2)
     4.1 Securities Purchase Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
     4.2  Common Stock  Purchase  Warrant  dated March 16, 2004 issued to Laurus
          (5)
     4.3 Registration Rights Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
     4.4 Security Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
     4.5 Security Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
     4.6 Secured Convertible Minimum Borrowing Note dated March 16, 2004 issued to Laurus (5)
     4.7  Secured Revolving Note dated March 16, 2004 issued to Laurus (5)
     4.8 Registration Rights Agreement dated March 16, 2004 by and between the registrant and Laurus (5)
     4.9 Amendment No. 1, dated April 29, 2004, to Securities Purchase Agreement (6)
     4.10 Amendment No. 1, dated April 29, 2004, to Common Stock Purchase Warrant (6)
     4.11 Amendment No. 1, dated April 29, 2004, to Secured Convertible Minimum Borrowing Note (6)
     4.12 Amendment No. 1, dated April 29, 2004, to Secured Revolving Note (6)
     4.13 Amendment No.2, dated August 9, 2004 to Secured Convertible Minimum Borrowing Note (7)
     4.14 Amendment No.2, dated August 9, 2004 to Secured Revolving Note (7)
     10.1 Lease dated October 1, 2000 between the Company and Heartland Associates (4)
     10.2 1994 Stock Option Plan (1)*
     10.3 1996 Stock Option Plan (1)*
     10.4 2000 Stock Option Plan (3)*
     10.7 Employment Agreement dated November 7, 2005 between the Company and Stephen Nevitt (9)*
     10.9 Employment Agreement dated April 17, 2006 between the Company and William McMahon (10)*
     14   Code of Ethics (8)
     21   List of Subsidiaries (11)
     23.1 Consent  of  Eisner  LLP,  Independent  Registered  Public  Accounting
          Firm(11)

     23.2 Consent of Pitcher Partners, Independent Registered Public Accounting Firm (11)
     31.1 Rule13a-14a Certification (Chief Executive Officer) (11)
     31.2 Rule13a-14a Certification (Chief Financial Officer) (11)
     32   Section 1350 Certification (11)

(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File #333-30829).
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.
(3) Filed as an exhibit to the Company's Proxy Statement for the fiscal year ended September 30, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2004, filed with the SEC on March 18, 2004.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.
(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
(11) Filed herewith * Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Global Payment Technologies, Inc.

                                By: s/Stephen Nevitt
                                Stephen Nevitt
                                President and Chief Executive Officer

Date:  January 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature       Title                                           Date
        ---------       -----                                           ----

s/Stephen Nevitt        President, Chief Executive Officer      January 12, 2007
----------------        and Director
Stephen Nevitt

s/Richard Gerzof        Director, Chairman of the Board         January 12, 2007
----------------
Richard Gerzof

s/William H. Wood       Director                                January 12, 2007
-----------------
William H. Wood

s/Elliot Goldberg       Director                                January 12, 2007
-----------------
Elliot Goldberg

s/Matthew Dollinger     Director                                January 12, 2007
-------------------
Matthew Dollinger

s/William McMahon       Vice President, Chief Financial         January 12, 2007
-----------------       Officer and Principal Accounting
William McMahon         Officer

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements
                                                                                         Page

Consolidated Financial Statements of Global Payment Technologies, Inc.:

Report of Independent Registered Public Accounting Firm                                    47

     Consolidated Balance Sheets as of September 30, 2006 and 2005                        F-2

     Consolidated  Statements  of  Operations  for  each  of  the  years  in the
     three-year period ended September 30, 2006                                           F-3

     Consolidated  Statements of Shareholders' Equity and Comprehensive Loss for
     each of the years in the three-year period ended September 30, 2006                  F-4

     Consolidated  Statements  of  Cash  Flows  for  each  of the  years  in the
     three-year period ended September 30, 2006                                           F-5

     Notes to Consolidated Financial Statements                                         48-65

Financial Statements of Global Payment Technologies Australia Pty Limited:(1)

Report of Independent Registered Public Accounting Firm                                    66

     Balance Sheets as of August 31, 2006 and June 30, 2006                                67

     Statement of Operations for the period ended August 31, 2006 and year ended
     June 30, 2006                                                                         68

     Statements  of  Stockholders'  Equity for period  ended August 31, 2006 and
     year ended June 30, 2006                                                              69

     Statements  of Cash Flows for period  ended  August 31, 2006 and year ended
     June 30, 2006                                                                         70

     Notes to Financial Statements                                                      71-78

Report of Independent Registered Public Accounting Firm                                    79

     Balance Sheets as of June 30, 2006 and 2005                                           80

     Statements of  Operations  for each of the years in the  three-year  period
     ended June 30, 2006                                                                   81

     Statements of Stockholders'  Equity for each of the years in the three-year
     period ended June 30, 2006                                                            82

     Statements  of Cash  Flows for each of the years in the  three-year  period
     ended June 30, 2006                                                                   83

     Notes to Financial Statements                                                      84-90

Financial Statements of Global Payment Technologies eCash Holdings Pty Limited::(1)

Report of Independent Registered Public Accounting Firm                                    91

     Consolidated Balance Sheets as of June 30, 2006                                       92

     Consolidated Statements of Operations for year ended June 30, 2006                    93

     Consolidated Statements of Stockholder's Equity for the year ended June 30,
     2006                                                                                  94

     Consolidated Statements of Cash Flows for the year ended June 30, 2006                95

     Notes to Consolidated Financial Statements                                        96-103

Report of Independent Registered Public Accounting Firm                                   104

     Consolidated Balance Sheets as of August 31, 2006 and June 30, 2006                  105

     Consolidated  Statements of Operations for the period ended August 31, 2006
     and June 30, 2006                                                                    106

     Consolidated Statements of Stockholder's Equity for the period ended August
     31, 2006 and June 30, 2006                                                           107

     Consolidated  Statements of Cash Flows for the period ended August 31, 2006
     and June 30, 2006                                                                    108

     Notes to Consolidated Financial Statements                                       109-116

Additional Financial Information Pursuant to the Requirements of Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves                         117

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

(1)  Included pursuant to Reg. S-X, Rule 3-09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Global Payment Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included financial statement Schedule II, listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Global Payment Technologies Australia Pty Limited (GPTA) and eCash Holdings Pty Limited (eCash), 50% and 35%, respectively, owned investee companies which the Company sold effective August 31, 2006. The Company's investment in GPTA and eCash was $2,198,000 and $21,000, respectively, at September 30, 2005 and its equity in earnings (loss) of GPTA and eCash was $593,000 and $590,000, respectively, for the year ended September 30, 2006, $253,000 and ($50,000), respectively, for the year ended September 30, 2005 and $172,000 and ($64,000), respectively, for the year ended September 30, 2004. The financial statements of GPTA and eCash were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GPTA and eCash, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2(o) to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based compensation.

/s/ Eisner LLP
New York, New York
January 11, 2007

                                GLOBAL PAYMENT TECHNOLOGIES, INC.
                                   Consolidated Balance Sheets
                                   September 30, 2006 and 2005
                         (Dollar amounts in thousands, except share data)

                              Assets                                    2006            2005
                                                                    --------------  --------------
Current assets:
  Cash and cash equivalents                                        $        2,270  $        3,108
  Cash held in escrow                                                         280               -
  Accounts receivable, less allowance for doubtful accounts
    of $159 and $152, respectively                                          2,065           1,386
  Accounts receivable from affiliates                                           -           1,881
  Inventory, net                                                            5,040           5,109
  Prepaid expenses and other current assets                                   218             265
  Income taxes receivable                                                       -              25
                                                                    --------------  --------------
          Total current assets                                              9,873          11,774
Investments in unconsolidated affiliates                                        -           2,219
Property and equipment, net                                                 1,249           1,688
Capitalized software costs, net                                               561           1,033
                                                                    --------------  --------------
          Total assets                                             $       11,683  $       16,714
                                                                    ==============  ==============
               Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                $           60  $           38
  Accounts payable                                                          1,497           2,092
  Accrued expenses and other current liabilities                            1,249           1,134
                                                                    --------------  --------------
          Total current liabilities                                         2,806           3,264

Long-term debt                                                                 40              79
                                                                    --------------  --------------

          Total Liabilities                                                 2,846           3,343
                                                                    --------------  --------------

Commitments (note 11)

Shareholders' equity:
  Common stock, par value $0.01. Authorized 20,000,000 shares;
    issued 6,497,185 shares                                                    65              65
  Additional paid-in capital                                               13,609          13,446
  Retained earnings/(deficit)                                              (3,433)            710
  Accumulated other comprehensive income                                       95             649
                                                                    --------------  --------------
                                                                           10,336          14,870
Less treasury stock, at cost, 278,984 shares                               (1,499)         (1,499)
                                                                    --------------  --------------
          Total shareholders' equity                                        8,837          13,371
                                                                    --------------  --------------
          Total liabilities and shareholders' equity               $       11,683  $       16,714
                                                                    ==============  ==============
See accompanying notes to consolidated financial statements.

                                GLOBAL PAYMENT TECHNOLOGIES, INC.
                              Consolidated Statements of Operations
                          Years ended September 30, 2006, 2005, and 2004
                  (Dollar amounts in thousands, except share and per share data)

                                                    2006              2005             2004
                                               ----------------  ---------------  ----------------
Net sales:
  Non-affiliates                              $         10,751  $        15,547  $         15,880
  Affiliates                                             3,552           10,339             8,501
                                               ----------------  ---------------  ----------------
                                                        14,303           25,886            24,381
Cost of sales                                           12,528           19,019            19,039
                                               ----------------  ---------------  ----------------
               Gross profit                              1,775            6,867             5,342
Operating expenses                                       7,429            7,051             6,857
                                               ----------------  ---------------  ----------------
               Loss from operations                     (5,654)            (184)           (1,515)
                                               ----------------  ---------------  ----------------
Other income (expense):
  Equity in income of unconsolidated
    affiliates, net                                      1,183              203               108
  Gain on sale of investments in
    unconsolidated affiliates                              307                -                78
  Interest Income (expense), net                            23             (613)             (368)
                                               ----------------  ---------------  ----------------
               Other income(expense)                     1,513             (410)             (182)
                                               ----------------  ---------------  ----------------
               Loss before provision
                  (benefit) for income taxes            (4,141)            (594)           (1,697)
Provision (benefit) for income taxes                         2              (21)               (7)
                                               ----------------  ---------------  ----------------
               Net loss                       $         (4,143) $          (573) $         (1,690)
                                               ================  ===============  ================
Net loss per share:
  Basic                                       $          (0.67) $         (0.10) $          (0.30)
  Diluted                                                (0.67)           (0.10)            (0.30)
Common shares used in computing net
  loss per share amounts:
    Basic                                            6,218,201        5,976,467         5,577,825
    Diluted                                          6,218,201        5,976,467         5,577,825
See accompanying notes to consolidated financial statements.

                                           GLOBAL PAYMENT TECHNOLOGIES, INC.
                         Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                                     Years ended September 30, 2006, 2005, and 2004
                                    (Dollar amounts in thousands, except share data)

                                                                                  Accumulated
                                                             Additional              Other
                                           -----------------                                   -----------------
                             Comprehensive   Common stock     paid-in   Retained Comprehensive  Treasury stock
                                           -----------------                                   -----------------
                                 loss        Shares   Amount  capital   earnings    Income      Shares   Amount   Total
                             ------------- ---------- ------ ---------- -------- ------------- --------- ------- -------
Balance at September 30,
 2003                                      5,829,500 $   58 $    9,843 $  2,973 $         302  (278,984)$(1,499)$11,677
 Net loss                   $      (1,690)         -      -          -   (1,690)            -         -       -  (1,690)
 Cumulative translation
  adjustment
  of foreign investments              162          -      -          -        -           162         -       -     162
                             -------------
 Comprehensive loss         $      (1,528)         -      -          -        -             -         -       -       -
                             =============
 Exercise of common stock
  options,
  including income tax
   benefits of $22                            51,250      1        147                                              148
 Common stock warrants
  issued
  with convertible note                            -      -        506        -             -         -       -     506
 Beneficial conversion
  feature related
  to convertible note                              -      -        304        -             -         -       -     304
                                           ---------- ------ ---------- -------- ------------- --------- ------- -------
Balance at September 30,
 2004                                      5,880,750     59     10,800    1,283           464  (278,984) (1,499) 11,107
 Net loss                   $        (573)         -      -          -     (573)            -         -       -    (573)
 Cumulative translation
  adjustment
  of foreign investments              185          -      -          -        -           185         -       -     185
                             -------------
 Comprehensive loss         $        (388)         -      -          -        -             -         -       -       -
                             =============
 Fair value of stock options
  issued                                           -      -         36        -             -         -       -      36
 Conversion of convertible
  notes                                      498,826      5      2,120        -             -         -       -   2,125
 Exercise of common stock
  options,
  including income tax
   benefits of $0                            117,609      1        490        -             -         -       -     491
                                           ---------- ------ ---------- -------- ------------- --------- ------- -------
Balance at September 30,
 2005                                      6,497,185     65     13,446      710           649  (278,984) (1,499) 13,371
 Net loss                   $      (4,143)         -      -          -   (4,143)            -         -       -  (4,143)
 Reclassification to
  operations in
  connection with sales of
  foreign affiliates                 (506)                                               (506)
 Cumulative translation
  adjustment
  of foreign investments              (48)         -      -          -        -           (48)        -       -     (48)
                             -------------
 Comprehensive loss         $      (4,697)         -      -          -        -             -         -       -       -
                             =============
 Fair value of stock options
  issued                                           -      -        163        -             -         -       -     163


                             ------------- ---------- ------ ---------- -------- ------------- --------- ------- -------
Balance at September 30,                                                                                          OFF
 2006                       $              6,497,185 $   65 $   13,609 $ (3,433)$          95  (278,984)$(1,499)$
                             ============= ========== ====== ========== ======== ============= ========= ======= =======

See accompanying notes to consolidated financial statements.

                                              GLOBAL PAYMENT TECHNOLOGIES, INC.
                                            Consolidated Statements of Cash Flows
                                       Years ended September 30, 2006, 2005, and 2004
                                                (Dollar amounts in thousands)
                                                                                2006             2005             2004
                                                                           ---------------  ---------------  ----------------
Operating activities:
  Net loss                                                                $        (4,143) $          (573) $         (1,690)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Equity in income of unconsolidated affiliates                                (1,183)            (203)             (108)
      Gain on sale of investments in unconsolidated affiliates                       (307)               -               (78)
      Dividend distributions from unconsolidated affiliates                           574                -               206
      Depreciation and amortization                                                 1,118            1,592             1,421
      Provision for losses on accounts receivable                                      61               47               102
      Provision for inventory obsolescence                                            567              300               237
      Share based compensation expense                                                163               36                 -
      Amortization of debt discount                                                    61              568               242
      Changes in operating assets and liabilities:
          Decrease(increase) in accounts receivable                                  (740)          (1,042)            1,744
          (Increase)decrease in accounts receivable from affiliates                 2,416            1,866               163
          (Increase) decrease in inventory                                           (530)          (2,830)              746
          Decrease (increase) in prepaid expenses and
            other current assets                                                      (14)              42              (383)
          Decrease in income tax receivable                                            25               90                96
          (Decrease) increase in accounts payable                                    (595)            (181)             (151)
          Increase (decrease) in accrued expenses
            and other liabilities                                                     115             (146)             (600)
                                                                           ---------------  ---------------  ----------------
              Net cash (used in) provided by operating activities                  (2,412)            (434)            1,947
                                                                           ---------------  ---------------  ----------------
Investing activities:
  Purchases of property and equipment                                                (176)            (340)             (347)
  Proceeds from sale of investments in unconsolidated affiliates                    1,798                -               154
  Investments in unconsolidated affiliates                                              -                -               (51)
                                                                           ---------------  ---------------  ----------------
              Net cash provided by (used in) investing activities                   1,622             (340)             (244)
                                                                           ---------------  ---------------  ----------------
Financing activities:
  Repayments of notes payable to bank                                                 (48)             (63)           (1,868)
  Proceeds from issuance of convertible debt and warrants                               -                -             2,250
  Proceeds from the exercise of stock options                                           -              492               148
                                                                           ---------------  ---------------  ----------------
              Net cash (used in) provided by financing activities                     (48)             429               530
                                                                           ---------------  ---------------  ----------------
              Net (decrease) increase in cash and
                 cash equivalents                                                    (838)            (345)            2,233
Cash and cash equivalents at beginning of year                                      3,108            3,453             1,220
                                                                           ---------------  ---------------  ----------------
Cash and cash equivalents at end of year                                  $         2,270  $         3,108  $          3,453
                                                                           ===============  ===============  ================
Cash paid during the year for:
  Interest                                                                $             8  $            59  $            125
  Income taxes                                                                          -                7                11

Non cash financing activities:
  Discount on convertible note and increase in additional
  paid-in capital resulting from beneficial conversion feature            $             -  $             -  $            304

  Reduction of convertible notes and increase in common stock
  and additional paid-in capital due to conversion of notes               $             -  $         2,125  $              -

Non cash investing activities:
  Machinery acquired through capital lease                                $            31  $           130  $              -
  Proceeds from sale of investments in unconsolidated affiliates held in
   escrow                                                                 $           280  $             -  $              -
See accompanying notes to consolidated financial statements.

(1) Organization and Nature of Business

     (a) Description of BusinessGlobal Payment Technologies, Inc. (the Company) designs, manufactures, and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

          Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's SA-4, Argus and Aurora validator models. A few key customers account for a large portion of the Company's revenues.
          Additionally, the Company depends on a single or limited number of suppliers for certain housings, parts and components, including certain microprocessor chips and short wave-length light sources.

     (b) Organization and Development of BusinessThe Company has a wholly owned subsidiary, Global Payment Technologies (Europe) Limited (GPT-Europe), which is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

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

     (c) Significant CustomersThe Company's largest customers for 2006, 2005, and 2004 represent the following percentages of net sales and accounts receivable, respectively:

                                        2006      2005      2004
                                    ------------------------------
          Net sales:
                Customer A                28%       40%        34%
                Customer B               N/A        16%       N/A
                Customer C               N/A       N/A         11%

          Accounts receivable:
                Customer A                80%       58%        87%

          There were no other customers that represented 10% or more of net sales or accounts receivable, respectively, in any of the fiscal years presented. Customer A was the Company's unconsolidated affiliate in Australia, which interest was sold in the fourth quarter of fiscal 2006 (see note 3).

Geographic AreasThe Company generated revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues by destination:

                                                                Year ended September 30
                                                --------------------------------------------------
                                                     2006             2005             2004
                                                ---------------  ---------------  ----------------
                                                                 (In thousands)

          Domestic revenues (United States)     $         1,340  $         1,881  $          3,257
                                                ---------------  ---------------  ----------------
          International revenues:
                Australia                                 3,292            9,509             7,647
                Europe                                    5,225           11,207             9,516
                All others                                4,446            3,289             3,961
                                                ---------------  ---------------  ----------------
                                                         12,963           24,005            21,124
                                                ---------------  ---------------  ----------------
                        Total revenues          $        14,303  $        25,886  $         24,381
                                                ===============  ===============  ================

     (d) All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

(2) Summary of Significant Accounting and Reporting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Global Payment Technologies, Inc., and its wholly owned subsidiaries GPT-Europe and Abacus-USA. All intercompany balances and transactions have been eliminated in consolidation.

     (b)  Revenue Recognition

          Non-affiliates

          The Company recognizes revenue upon shipment of products and passage of title to its non-affiliated customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

          Affiliates

          During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title, to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to their third-party end users (customers), in accordance with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB No. 18") (see (d)).

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

     (e)  Foreign Currency Translation

          The financial position and results of operations of GPT-Europe and unconsolidated affiliates are measured using local currency as the functional currency. Assets and liabilities of such entities are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are recorded directly to accumulated other comprehensive income
          (loss), a separate component of shareholders' equity, and are not included in net income (loss) until realized through sale or liquidation of the investment. Exchange gains and losses incurred on foreign currency transactions including foreign currency used for test purposes referred to in (f), which were not material during fiscal 2006, 2005, and 2004, are included in net loss.

     (f)  Cash and Cash Equivalents

          Cash equivalents are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows. A significant portion of the Company's cash balance in the amount of $659,000 and $744,000, as of September 30, 2006 and 2005, respectively consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business.

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

     (i)  Capitalized Software Costs

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS No. 86"), internally-generated software development costs associated with new products and significant software enhancements to existing products are expensed as incurred until technological feasibility has been established. Pursuant to SFAS No. 86, the Company deems technological feasibility as having been met upon completion of a detail program design. No internally- generated software development costs were capitalized during fiscal years 2006, 2005, and 2004. The Company recorded amortization in accordance with SFAS No. 86 of $472,000, $579,000, and $547,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the accompanying consolidated balance sheets as of September 30, 2006 and 2005 were $561,000 and $1,033,000, respectively.

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

     (k)  Research and Development

          Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $333,000, $55,000, and $75,000 in fiscal 2006, 2005 and 2004, respectively.

     (l)  Warranty Policy

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

     (m)  Income Taxes

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

     (n)  Per Share Data

          Net income (loss) per common share amounts (basic EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income
          (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for fiscal years 2006, 2005 and 2004 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive.

          Common stock equivalents not included in EPS are as follows:

                                            Year ended September 30
                            --------------------------------------------------
                                 2006             2005             2004
                            ---------------  ---------------  ----------------
          Stock options           1,290,550          859,999           887,800
          Stock warrants            200,000          200,000           200,000
          Convertible Debt                0          197,740           510,563
                            ---------------  ---------------  ----------------
          Total                   1,490,550        1,257,739         1,598,363
                            ===============  ===============  ================

          A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                            Year ended September 30
                                               --------------------------------------------------
                                                     2006             2005             2004
                                               ---------------  ---------------  ----------------
                                                 (In thousands, except share and per share data)
          Numerator:
             Net loss attributable to
               common stockholders            $        (4,143) $          (573) $         (1,690)
                                               ---------------  ---------------  ----------------
          Denominator:
             Weighted average common shares
               outstanding - basic                  6,218,201        5,976,467         5,577,825
             Effect of dilutive securities:
               Stock options and warrants                  --               --                --
               Convertible loan                            --               --                --
                                               ---------------  ---------------  ----------------
             Weighted average common shares
               outstanding - diluted                6,218,201        5,976,467         5,577,825
                                               ===============  ===============  ================
          Basic EPS                           $         (0.67) $         (0.10) $          (0.30)
          Diluted EPS                                   (0.67)           (0.10)            (0.30)

     (o)  Stock-Based Compensation
          Effective October 1, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

          In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options as the market price of the Company's common stock on the date the vesting was accelerated was less than the exercise price of the modified stock option, no compensation expense was recognized under APB No.25 as a result of the modification of the vesting terms of the options.

          The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments granted subsequent to the adoption, based on the grant date fair value. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the fiscal year ended September 30, 2006, as a result of adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers and directors of $163,000, or $.03 per share.

          The following table illustrates the effect on net loss and loss per common share as if the fair value method ("FMV") had been applied to all outstanding awards in each fiscal year presented.

                                          2005                   2004
                                    -----------------      -----------------
                                     (In thousands, except per share data)
          Net loss:
                As reported                      $            (573)     $         (1,690)
                Deduct: Compensation expense
                        determined under FMV                (1,156)(a)              (475)
                                                 -----------------      -----------------
                Pro forma                                   (1,729)               (2,165)

          Net loss per common
                share - basic and diluted:
                        As reported              $           (0.10)     $          (0.30)
                        Pro forma                            (0.29)(a)             (0.39)

     (a) Includes $652,000 ($.11 per share) from acceleration of vesting of outstanding options.

     (p)  Comprehensive Income (Loss)

          SFAS No. 130, Reporting Comprehensive Income requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. As of September 30, 2006 and 2005, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investments in foreign affiliates was $95,000 and $649,000, respectively, which is reflected in shareholders' equity in the accompanying consolidated balance sheets. In 2006, cumulative translation gains of $506,000 were transferred from accumulated other comprehensive income to operations in connection with the sale of the foreign affiliates.

     (q)  Fair Value of Financial Instruments

          The carrying value of all monetary assets and liabilities reflected in the accompanying consolidated balance sheets approximated fair value as a result of the short-term nature of such assets and liabilities or with respect to long-term debt as a result of variable interest rates, subject to a minimum rate based on the Company's credit rating.

     (r)  Segment Reporting

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

     (s)  Use of Estimates

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

     (t)  Recently Issued Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage). The statement requires that those items be recognized as current-period charges. This statement was effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company adopted the statement in the first quarter of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154")/ SFAS No. 154 addresses the retrospective application of such changes and corrections. The statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2006. The Company will follow the provisions of this standard in the event of any future accounting changes or error corrections.

          In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

          In  September  2006,  the  FASB  issued  SFAS  No.  157,  "Fair  Value
          Measurements."  SFAS  No.  157  defines  fair  value,   establishes  a
          framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

     (u)  Reclassification
          Certain reclassifications have been made to prior period financial information to conform to current period presentation.

(3) Unconsolidated Affiliates

    Net sales to unconsolidated affiliates for fiscal year 2006, 2005 and 2004 and accounts receivable from unconsolidated affiliates as of September 30, 2006 and 2005 are as follows (in thousands):

                                                                          Accounts receivable
                                                                            from affiliates
                                                                           ----------------------------------
                                                Net sales - affiliates        September 30,    September 30,
                                            -------------------------------
                                                2006       2005       2004          2006             2005
                                            ---------- ---------- ---------  ---------------  ---------------
          Australia                         $    3,552 $   10,338 $   8,183  $            --  $         1,881
          Abacus-UK                                 --          1        --               --               --
          South Africa                              --         --       318               --               --
                                            ---------- ---------- ---------  ---------------  ---------------
                       Total                $    3,552 $   10,339 $   8,501  $            --  $         1,881
                                            ========== ========== =========  ===============  ===============

     (a)  Australia

          In fiscal 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty Ltd
          (GPTA). On September 2, 2006, the Company sold its 50% non controlling interest for a total of approximately $1,791,000 of which $1,511,000 was received in cash at closing and $280,000 was placed in escrow which will be released on the one year anniversary of the transaction if, including among other things, the Company satisfies its obligations under a new distribution agreement with GPTA. The deferred cash payment is collateralized by an irrevocable letter of credit issued by The Australia and New Zealand Banking Group Limited. The purchaser is related to the registered holder of the remaining 50% of the issued and outstanding shares of GPTA. The Company also entered into a 5 year exclusive distributor agreement with GPTA which is responsible for sales and service of the Company's products in Australia, New Zealand and the Pacific Rim.

          In June 2002, the Company and two other shareholders formed eCash Holdings Pty. Ltd (eCash), an Australian based company to market, distribute, service and support automated teller machines across Australia and New Zealand. The Company owned a 35% interest in this entity. On August 25, 2006, the Company sold its total interest for a cash consideration of $286,908.

          The accompanying consolidated results of operations include a gain of approximately $307,000 relating to the sale of the Company's interests in GPTA and eCash.

          The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $648,000, $236,000, and $273,000 in fiscal 2006, 2005, and 2004, respectively. The 2006 amount includes $625,000, representing the Company's share of a gain recognized by eCash on the sale of its automatic teller machine rental business. For fiscal 2006, 2005, and 2004, the Company increased (reduced) its equity in income of unconsolidated affiliates by $535,000, $(33,000), and ($165,000), respectively, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliate as of the Company's fiscal year-end. Deferred gross profit of $535,000 as of September 30, 2005, is shown as a reduction of accounts receivable from affiliates in the accompanying balance sheets. The Company also received cash dividends of $574,000, $0, and $206,000 from these affiliates for fiscal 2006, 2005, and 2004, respectively. Subsequent to the sale of its interests in GPTA and eCash, the Company no longer defers gross profit on sales to such affiliates.

     (b)  Evolve - UK

          In fiscal 1999, the Company acquired a non-controlling 25% interest in Abacus-UK. Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. In fiscal 2006, 2005 and 2004, the Company did not make any additional investment.

          In fiscal 2002, the Company recorded a non-cash charge to operations related to the impairment of its equity-method investment in Abacus-UK, pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The impairment charge reduced the investment to zero. This impairment loss, which was considered other than temporary, was due to the deterioration of the financial condition of this entity. The Company's consolidated results of operations for the years ended September 30, 2006, 2005, and 2004 do not include the Company's equity in the loss of this affiliate as the equity investment was previously reduced to zero.

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

(4) Summary Financial Information

    Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' fiscal year ended June 30, except for fiscal 2006. Due to the sale of the Company's interests in GPTA and eCash, operating results are included through August 31, 2006, the effective date of the sale of the entities. The following summary financial information reflects the combined assets and liabilities of GPTA and eCash as of June 30, 2005 and their combined operating results for their fiscal years ended June 30, 2006, 2005, and 2004 and for the two months ended August 31, 2006.

                                    (in thousands)

                                   June 30,
                                     2005
                                --------------
    Current assets              $       10,686
    Non-current assets                     509
    Current liabilities                  6,814
    Non-current liabilities                  -
    Net assets                           4,381

                                         (in thousands)

                               Aug 31, 2006         June 30, 2006      June 30, 2005      June 30, 2004
                       ------------------------    -----------------------------------------------------
Net sales                 $              1,963    $        11,635    $        14,245    $        13,892
Operating Income(Loss)                      39               (747)              (340)               621
Net income                                  61              1,746                429                483

(5) Inventory

    The following is a summary of the composition of inventory:

                                        September 30
                          ----------------------------------------
                                2006                  2005
                          ------------------    ------------------
                                      (In thousands)
    Raw materials         $            4,104    $            3,870
    Work-in-progress                     358                   470
    Finished goods                       578                   769
                          ------------------    ------------------
                          $            5,040    $            5,109
                          ==================    ==================

(6) Property and Equipment, Net

    Major classifications of property and equipment are as follows:

                                                                       September 30
                                                              --------------------------------
                                          Useful lives             2006             2005
                                       ---------------------  ---------------  ---------------
                                                                       (In thousands)
    Leasehold improvements             Shorter of the
                                       life of the lease or
                                       useful life of
                                       asset                  $         266     $        266
    Furniture and fixtures             3 - 7 years                      410              410
    Machinery and equipment            3 - 10 years                   3,409            3,228
    Tooling and Molds                  7 years                        1,839            1,839
    Computer software                  5 years                        1,016            1,004
    Computer hardware                  3 years                        1,071            1,052
                                                              ---------------  ---------------
                                                                      8,011            7,799
    Less accumulated depreciation and
     amortization                                                    (6,762)          (6,111)
                                                              ---------------  ---------------
                                                              $       1,249     $      1,688
                                                              ===============  ===============

    Depreciation and amortization expense was $646,000, $916,000, and $830,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

(7) Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities consist of the following:

                                               September 30

                                            2006           2005
                                        -----------     -----------
                                               (In thousands)

    Accrued legal and accounting        $       132     $       112
    Warranty costs                              309             268
    Accrued commissions                           4              22
    Administrative and other                    804             732
                                        -----------     -----------
                                        $     1,249     $     1,134
                                        ===========     ===========

(8) Debt

    On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at per share prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company is restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the year ended September 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the year ended September 30, 2005.

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

    On March 16, 2004, the Company also entered into a Security Agreement with Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory.
Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the year ended September 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At September 30, 2006 and 2005 no amounts were outstanding under the MBN or the RN.

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

    The Company accounts for the registration rights agreements as separate free-standing financial instruments and accounts for the liquidated damages provisions therein as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2006 no liability was recorded as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

    In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at September 30, 2006 and 2005 was $76,000 and $117,000, respectively.

    In March, 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at September 30, 2006 was $24,000.

         Outstanding debt with respect to the capital lease as of September 30, 2006 is as follows (in thousands):

     Total debt                                $       106
     Less amount representing interest                  (6)
                                               ------------
     Net                                               100
     Less current portion                              (60)
                                               ------------
     Long term debt                            $        40
                                               ============

     Annual principal maturities for outstanding debt as of September 30, 2006 is as follows:

                                                    Amount
                                                --------------
     Fiscal year ended September 30:            (in thousands)
        2007                                    $          60
        2008                                               40
                                                --------------
                                                $         100
                                                ==============

(9)  Stock Option Plans

     The Company has several stock option plans in effect covering in the aggregate 3,500,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1994 and 1996 stock option plans expired on October 17, 2004 and March 18, 2006, respectively, and the 2000 and 2006 stock option plans expire on January 25, 2010 and March 7, 2016, respectively, after which no more option grants may be issued under such plans. The stock option plans are all administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the stock option plans as approved by the shareholders.

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

     During fiscal 2006, a total of 830,000 nonqualified options were granted. All options granted in 2006 were to become exercisable over varying terms up to four years.

     A summary of the Company's stock option plans activity as of September 30, 2006, and changes during the twelve months then ended is as follows:

                                                                   Weighted
                                                       Weighted     average      Aggregate
                                                       average     remaining     intrinsic
                                                       exercise   contractual      value
                                            Shares      price    term (years)  (in thousands)
                                          ----------- ---------- ------------- --------------
Outstanding, October 1, 2005                 859,999  $    4.77
    Granted                                  830,000       2.27
    Exercised                                      -          -
    Forfeited                               (377,949)      4.68
    Expired                                  (21,500)      8.69
                                          ----------- ----------

Outstanding, September 30, 2006            1,290,550  $    3.12           5.3  $           -
                                          =========== ========== ============= ==============
Vested or expected to vest, September'
 30, 2006                                  1,290,550  $    3.12           5.3  $           -
                                          =========== ========== ============= ==============
Exercisable, September 30, 2006              445,550  $    4.67           3.4  $           -
                                          =========== ========== ============= ==============

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

     Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of September 30, 2006, there was $504,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of
     2.2 years.

     The weighted-average grant-date fair value of options granted for the twelve months ended September 30, 2006 and 2005 was $0.81 and $3.16, respectively. The total intrinsic value of stock options exercised during the twelve months ended September 30, 2005 was $238,000.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2006            2005
                                       ----------       ----------
     Expected volatility                39% - 50%        43% - 62%
     Weighted-average volatility            40.3%            49.0%
     Expected dividends                      0.0%             0.0%
     Expected term (in years)                3.6              4.1
     Risk-free interest rates               4.82%            4.18%

(10) Income Taxes

     For  financial  reporting  purposes,   (loss)/income  before  income  taxes
     includes the following components:

                                   Fiscal years ended September 30
                          --------------------------------------------------
                               2006             2005             2004
                          ---------------  ---------------  ----------------
                                            (In thousands)
Pretax (loss)/income:

  United States          $        (4,344) $          (541) $         (1,695)
  Foreign                            203              (53)               (2)
                          ---------------  ---------------  ----------------
                         $        (4,141) $          (594) $         (1,697)
                          ===============  ===============  ================

     The provision for (benefit from) income taxes consists of the following:

                                   Fiscal years ended September 30
                          --------------------------------------------------
                               2006             2005             2004
                          ---------------  ---------------  ----------------
                                            (In thousands)
Current:
      Federal            $            --  $            --  $            (15)
      State and local                  2              (21)                8
                          ---------------  ---------------  ----------------
                                       2              (21)               (7)
                          ---------------  ---------------  ----------------
Deferred:
      Federal                         --               --                --
      State and local                 --               --                --
                          ---------------  ---------------  ----------------
                                      --               --                --
                          ---------------  ---------------  ----------------
           Total         $             2  $           (21) $             (7)
                          ===============  ===============  ================

Significant components of deferred tax assets and liabilities are as follows:

                                                   September 30
                                         --------------------------------
                                              2006             2005
                                         ---------------  ---------------
                                                  (In thousands)
Deferred tax assets:
  Accounts receivable                   $            41  $            38
  Inventory                                         609              499
  Accrued expenses and other, net                   127              114
  Elimination of gross profit on sales
   to affiliates                                     --              218
  Tax NOL carryforwards                           3,425            2,369
                                         ---------------  ---------------
           Deferred tax asset                     4,202            3,238
Less: Valuation allowance (a) (b)                (4,202)          (2,593)
                                         ---------------  ---------------
                                                     --              645
Deferred tax liability:
  Undistributed earnings of
    foreign affiliates                               --             (645)
                                         ---------------  ---------------
           Net deferred taxes           $            --  $            --
                                         ===============  ===============

(a) The Company has incurred significant operating losses in the fiscal years 2006, 2005, and 2004. Due to the recurring losses and because of the uncertainty as to the Company's ability to generate sufficient taxable income to realize the value of its deferred tax asset the Company provided a full valuation allowance to offset its deferred tax asset. This valuation allowance will be periodically assessed and may be partially or wholly reversed in the future.

     As of September 30, 2006, the Company has a net operating loss carryforward of $8,924,000, which expires between 2023 through 2026.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                   Fiscal years ended September 30
                                          -------------------------------------------------
                                              2006             2005             2004
                                          --------------  ---------------  ----------------
U.S. Federal statutory rate                       (34.0)%          (34.0)%           (34.0)%
State income taxes, net of federal effect                           (2.5)             (2.5)
All other, net                                                       5.1               4.5
Change in valuation allowance                      34.0             27.9              31.6
                                          --------------  ---------------  ----------------
               Effective income tax rate            0.0%            (3.5)%            (0.4)%
                                          ==============  ===============  ================

(11) Commitments

     (a)  Minimum Lease Commitments

          The operations of the Company are conducted in leased premises. At September 30, 2006, the approximate minimum annual rentals under these leases, which expire through fiscal year 2008, were as follows:

                                                      (In thousands)
          Fiscal year ending September 30:
                2007                                  $          410
                2008                                              30
                                                      --------------
                                                      $          440
                                                      ==============

          Total rent expense for all operating leases was $516,000, $460,000, and $463,000 in fiscal 2006, 2005, and 2004, respectively.

          (b) Employment Agreements

          The Company has entered into employment agreements with its two executive officers, both of which expire in fiscal 2007. Minimum compensation requirements are $150,000 for the fiscal year ending September 30, 2007.

          (c) Purchase Commitment

          At September 30, 2006 the Company had entered into purchase order commitments of approximately $4.0 million and will be used for production requirements during fiscal 2007 and beyond. Included in this total was approximately $900,000 in volume blanket purchase agreements with select suppliers.

(12) Subsequent Events

     As of January 11, 2007 the Company has borrowed $1.3 million under the line of credit.

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Global Payment Technologies, Inc


We have audited the accompanying balance sheets of Global Payment Technologies Australia Pty Ltd as of August 31, 2006 and June 30, 2006 and the related statement of operations, stockholders' equity, and cash flows for the period ended August 31, 2006 and year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Global Payment Technologies Australia Pty Ltd as of August 31, 2006 and June 30, 2006, and the results of its operations and its cash flows for the period ended August 31, 2006 and year ended June 30, 2006 in conformity with US generally accepted accounting principles.


/s/ Pitcher Partners,
Sydney, Australia


11th January 2007

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets
                        August 31, 2006 and June 30, 2006

                               Assets                                            August 2006       June 2006
                                                                               ----------------- ---------------
Current assets:
   Cash and equivalents                                               A$              3,024,562       2,405,739
   Trade accounts receivable, less allowances for doubtful accounts
     of A$10,000 in August 2006 and A$10,000 in June 2006                             1,347,105       1,006,953
   Inventories                                                                        2,707,513       3,513,694
   Income taxes receivable                                                               20,263               -
   Receivable from affiliate                                                             82,908          67,139
   Other current assets                                                                  74,212          74,466
                                                                               ----------------- ---------------
                        Total current assets                                          7,256,563       7,067,991
                                                                               ----------------- ---------------
Non current assets:
    Deferred income taxes                                                               213,541         213,541

    Property, plant and equipment
          Machinery and equipment                                                       392,312         381,802
          Less accumulated depreciation and amortization                               (256,184)       (249,184)
                                                                               ----------------- ---------------
             Net property, plant and equipment                                          136,128         132,618
                                                                               ----------------- ---------------
                          Total non current assets                                      349,669         346,159
                                                                               ================= ===============
                                      Total assets                    A$              7,606,232       7,414,150
                                                                               ================= ===============

                Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                            A$              1,786,612       1,643,659
    Income taxes payable                                                                      -           4,357
    Accrued liabilities                                                                 788,147         768,472
                                                                               ----------------- ---------------
                          Total current liabilities                                   2,574,759       2,416,488
                                                                               ----------------- ---------------
                          Total liabilities                                           2,574,759       2,416,488
                                                                               ----------------- ---------------

Commitments and contingencies (Note 1)

Stockholders' equity: Common stock
     Issued and outstanding 20,000 shares in 2006 and 20,000 shares                      20,000          20,000
     in 2005
Retained earnings                                                                     5,011,473       4,977,662
                                                                               ----------------- ---------------
                 Total stockholders' equity                                           5,031,473       4,997,662
                                                                               ----------------- ---------------
                 Total liabilities and stockholders' equity           A$              7,606,232       7,414,150
                                                                               ================= ===============

                See accompanying notes to financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Operations

            Period ended August 31, 2006 and year ended June 30, 2006

                                                               August 2006       June 2006
                                                              --------------- -----------------
   Servicing income                                                   18,728           191,184
   Net sales                                         A$            1,821,998        10,963,570
                                                              --------------- -----------------
   Total sales                                                     1,840,726        11,154,754
   Cost of goods sold
   - GPT Inc                                                      (1,543,403)       (9,070,800)
   - Other                                                           (11,652)         (193,266)
                                                              --------------- -----------------
                       Gross profit                                  285,671         1,890,688

   Selling, general and administrative expenses                     (263,056)       (1,834,094)
                                                              --------------- -----------------
                      Operating income                                22,615            56,594

   Other income (expense):
       Interest income                                                19,868           114,593
       Other sundry income                                             5,817            12,000
                                                              --------------- -----------------

                      Income before income taxes                      48,300           183,187
   Income taxes                                                      (14,489)          (61,603)
                                                              --------------- -----------------
                      Net income                                      33,811           121,584
                                                              =============== =================

         See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

            Period ended August 31, 2006 and year ended June 30, 2006

                                                                    Common         Retained         Total
                                                                    Stock          Earnings     Stockholders'
                                                                                                    Equity
                                                                --------------- --------------- ---------------
     Balances at June 30, 2006                           A$             20,000       4,977,662       4,997,662
        Net income                                                           -          33,811          33,811
                                                                --------------- --------------- ---------------
     Balances at August 31, 2006                                        20,000       5,011,473       5,031,473
                                                                =============== =============== ===============

                 See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

            Period ended August 31, 2006 and year ended June 30, 2006

                                                                        August 2006      June 2006
                                                                       --------------- ---------------
Net income                                                      A$             33,811         121,584
  Adjusted to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortisation of property, plant and                         7,000          35,226
equipment
   Write off of obsolete stock                                                      -          17,024
   (Increase) / decrease in trade accounts receivable                        (340,152)      1,998,068
   (Increase) / decrease in inventories                                       806,181       2,966,636
   (Increase) / decrease in other assets                                          254         (18,685)
   (Increase) / decrease in intercompany receivables                          (15,769)        942,037
   Increase / (decrease) in trade accounts payable                            142,954      (4,190,257)
   Increase / (decrease) in accrued liabilities                                19,674           7,276
   (Increase) / decrease in deferred income taxes                                   -         (18,732)
  Increase / (decrease) in income tax provision                               (24,620)         (2,955)
   (Increase) / decrease in income tax receivable                                   -               -
                                                                       --------------- ---------------
              Net cash provided by/ (used in) operating                       629,333       1,857,222
                activities
                                                                       --------------- ---------------
Cash flows from investing activities:
   Capital expenditures, including interest capitalized                       (10,510)         (9,910)
                                                                       --------------- ---------------
              Net cash used in investing activities                           (10,510)         (9,910)
                                                                       --------------- ---------------
Cash flows from financing activities:
   Dividends paid                                                                   -        (800,000)
                                                                       --------------- ---------------
              Net cash used in financing activities                                 -        (800,000)
                                                                       --------------- ---------------
              Net decrease in cash and cash equivalents                       618,823       1,047,312

Cash and cash equivalents at beginning of year                              2,405,739       1,358,427
                                                                       --------------- ---------------
Cash and cash equivalents at end of year                        A$          3,024,562       2,405,739
                                                                       =============== ===============

                 See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                        August 31, 2006 and June 30, 2006

1. Summary of Significant Accounting Policies and Practices

     a) Description of Business

     Global Payment Technologies Australia Pty Limited (the "Company") distributes and services paper currency validating equipment used in gaming and vending machines in Australia and other countries. There were no significant changes in the nature of the Company's principal activity during the fiscal period.

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

     Concentration of credit risk

     The Company's largest customer represented 35.1% (June 2006: 29.1%) of trade accounts receivable as of August 31, 2006 and 63.2% (June 2006:
     66.8%) of sales for the fiscal period ended August 31, 2006. Two other customers represented 27% or more of net sales and trade accounts receivable as of and for the period ended August 31, 2006.

     c) Inventories

     Inventories are stated at the lower cost or market value. Cost is determined using the first-in, first-out method for all inventories.

     d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost.

     Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 33.33% (June 2006: 7.5% to 33.33%).

     e) Other Current Assets and Other Assets Other assets are comprised of prepaid expenses and other non-trade receivables.

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

                        August 31, 2006 and June 30, 2006

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

     The Company did not recognize any impairment adjustments in August 2006 (June 2006: nil).

     i) Revenue Recognition

     The Company recognizes revenue upon shipment of products and passage of title to its customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

     j) Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and or remediation can be reasonably estimated. No such amounts were recorded in August 2006 and June 2006.

     k) Advertising expenses

     Advertising expenses are recognized in the statement of operations as incurred.

     l) Cash and cash equivalents

     Cash and cash equivalents comprise cash on hand, cash at bank and term deposits with banking institutions. The Term Deposits are for a period of 30 days. These have been rolled over since year-end. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year-end to spot rates at year-end with the gain recognized in the Statement of Operations.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                        August 31, 2006 and June 30, 2006

     2) Income Taxes

     All pre tax income is derived from domestic operations.

     Total income taxes for the period ended August 31, 2006 and year ended June 30, 2006 consist of:

                                                                   Current          Deferred          Total
                                                                --------------- ----------------- ---------------
          Period ended August 31, 2006:                  A$             14,489                 -          14,489
                                                                =============== ================= ===============
          Year ended June 30, 2006:                      A$             80,335           (18,732)         61,603
                                                                =============== ================= ===============

     Income tax expense was $14,489 and $61,603 for the period ended August 31, 2006 and year ended June 30, 2006 respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (June 2006: 30%) to pre tax income as a result of the following:

                                              August 2006       June 2006
                                            ---------------- -----------------
     Computed "expected" tax expense A$              14,489            54,956
     Other, net                                           -             6,647
                                            ---------------- -----------------
                                     A$              14,489            61,603
                                            ================ =================

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                        August 31, 2006 and June 30, 2006

     2) Income Taxes (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2006 and June 30, 2006 are presented below.

                               August 2006          June 2006

                            At 30 % tax rate     At 30% tax rate
                           -------------------- -------------------

          Deferred tax assets:
               Accounts receivable principally due to
                   allowance for doubtful accounts                A$                   3,000               3,000
              Inventory                                                               10,731              10,731
              Employee leave entitlements                                             50,185              50,185
              Bonus provision                                                        116,145             116,145
              Unrealised foreign exchange movements                                    8,223               8,223
               Other                                                                  25,257              25,257
                                                                         -------------------- -------------------
                              Total gross deferred tax assets                        213,541             213,541
                                                                         -------------------- -------------------
                              Net deferred tax assets                                213,541             213,541
                                                                         ==================== ===================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realised. The ultimate realisation of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at August 31, 2006.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                        August 31, 2006 and June 30, 2006

     3) Pension and Other Post Retirement Benefits

     The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentage of salary plus any additional contributions included in employee's employment agreement. The company contributed A$23,986 and A$93,188 during August 2006 and June 2006 respectively to the fund. There were no contributions outstanding at year-end.

     The Company does not sponsor any other post employment benefits for its employees.

     4) Accrued Liabilities

                                           August 2006       June 2006

     Goods and services tax payable    A$           78,018           58,207
     Accrued expenses                              467,845          467,982
     Provision for employee leave                  167,283          167,283
     Warranty provision                             75,000           75,000
                                           ---------------- ----------------
                                       A$          788,146          768,472
                                           ================ ================

     5) Commitments

     Non cancellable operating lease commitments

     Future operating lease commitments not provided for              August 2006           June 2006
     in the financial statements and payable:
     Within one year                                        A$                166,000              181,000
     One to two years                                                         188,000              188,000
     Two to three years                                                        15,000               15,000
                                                                  -------------------- --------------------
                                                            A$                369,000              384,000
                                                                  -------------------- --------------------

     The Company leases property under a non-cancellable 4 year operating lease expiring in July 2006.

     The company exercised the option in July 2004 to extend the lease for two years.

     The Company has not entered into any capital leases.

     6) Cost of Goods Sold

                                                August 2006       June 2006
Opening Inventory (excluding stock in        A$
transit)                                             2,968,716       5,300,666
Add
Purchases - GPT Inc                                    751,346       6,521,841
Purchases - Other                                        3,300         248,594
Freight and other charges                               11,652         161,681
                                                --------------- ---------------
                                                     3,735,014      12,232,782
Less
Ending Inventory (excluding stock in
transit)                                            (2,179,959)     (2,968,716)
                                                --------------- ---------------
Cost of Goods Sold                           A$      1,555,055       9,264,066
                                                =============== ===============

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                        August 31, 2006 and June 30, 2006

     7) Related parties

     The company was 50% owned by Global Payment Technologies, Inc, a company incorporated in the United States of America. Global Payment Technologies, Inc disposed of its interest on 4 September 2006 to ACN 121 187 068 Pty
     Limited, a company domiciled in Australia. The other 50% is owned by a private trust of which the Managing Director of the company is a beneficiary.

     During the period, the Company purchased inventories from Global Payment Technologies, Inc., which totalled $739,870 (June 2006: $6,521,841). An amount of A$1,702,173 payable to Global Payment Technologies, Inc is included in Trade accounts payable at balance date (June 2006: $1,612,556).

     As of August 31, 2006 the Company had receivables from eCash Holdings Pty Limited of $82,908, (June 2006: $67,139) which were primarily attributable to payments made by the Company on behalf of eCash Holdings Pty Limited to employees and vendors of eCash Holdings Pty Limited. Interest is charged on the balance at the rate of 7% p.a. This amount has been repaid since balance date.

     During the period, the Company had sales to eCash Holdings Pty Limited totalling $Nil (June 2006: $1,836). An amount of $Nil is included in Trade accounts receivable at balance date (June 2006: $Nil).

     For the period ended August 31, 2006 and the year ended 30 June 2006, the Company charged eCash Holdings Pty Limited a management fee for administrative tasks conducted by the Company on behalf of eCash Holdings Pty Limited, which is included in other sundry income in the accompanying statement of operations.

     eCash Holdings Pty Limited was owned 35% by Global Payment Technologies, Inc., 35% by the private trust of the Managing Director of the Company, and 30% by an unrelated third party. Global Payment Technologies, Inc disposed of its interest on 25 August 2006 to ACN 121 187 068 Pty Limited, a company domiciled in Australia.

     There were no other transactions with related parties.

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Global Payment Technologies, Inc


We have audited the accompanying balance sheets of Global Payment Technologies Australia Pty Ltd as of June 30, 2006 and 2005, and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Global Payment Technologies Australia Pty Ltd as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended June 30, 2006, 2005 and 2004 in conformity with US generally accepted accounting principles.

/s/ Pitcher Partners,
Sydney, Australia


11th January 2007

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets
                             June 30, 2006 and 2005

                               Assets                                                2006             2005
                                                                               ----------------- ---------------
Current assets:
   Cash and equivalents                                              A$              2,405,739       1,358,427
   Trade accounts receivable, less allowances for doubtful accounts
     of A$10,000 in 2006 and A$10,000 in 2005                                        1,006,953       3,005,021
   Inventories                                                                       3,513,694       6,497,354
   Receivable from affiliate                                                            67,139       1,009,172
   Other current assets                                                                 74,466          55,781
                                                                               ----------------- ---------------
                        Total current assets                                         7,067,991      11,925,755
                                                                               ----------------- ---------------
Non current assets:
    Deferred income taxes                                                              213,541        194,809

    Property, plant and equipment
          Machinery and equipment                                                      381,802         371,892
          Less accumulated depreciation and amortization                              (249,184)       (213,958)
                                                                               ----------------- ---------------
             Net property, plant and equipment                                         132,618         157,934
                                                                               ----------------- ---------------
                         Total non current assets                                      346,159         352,743
                                                                               ----------------- ---------------
                                      Total assets                    A$             7,414,150      12,278,498
                                                                               ================= ===============

                Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                            A$             1,643,659       5,833,912
    Income taxes payable                                                                 4,357           7,312
    Accrued liabilities                                                                768,472         761,196
                                                                               ----------------- ---------------
                          Total current liabilities                                  2,416,488       6,602,420
                                                                               ----------------- ---------------
                          Total liabilities                                          2,416,488       6,602,420
                                                                               ----------------- ---------------

Commitments and contingencies (Note 1)

Stockholders' equity: Common stock
     Issued and outstanding 20,000 shares in 2006 and 20,000 shares                     20,000          20,000
     in 2005
Retained earnings                                                                    4,977,662       5,656,078
                                                                               ----------------- ---------------
                 Total stockholders' equity                                          4,997,662       5,676,078
                                                                               ----------------- ---------------
                 Total liabilities and stockholders' equity           A$             7,414,150      12,278,498
                                                                               ================= ===============

                See accompanying notes to financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Operations

                    Years ended June 30, 2006, 2005 and 2004

                                                                   2006             2005             2004
                                                              --------------- ----------------- ---------------
   Servicing income                                                  191,184           250,306         207,416
   Net sales                                         A$           10,963,570        17,104,350     17,409, 545
                                                              --------------- ----------------- ---------------
   Total sales                                                    11,154,754        17,354,656      17,616,961
   Cost of goods sold
   - GPT Inc                                                      (9,070,800)      (14,307,241)    (14,363,467)
   - Other                                                          (193,266)         (185,508)       (326,806)
                                                              --------------- ----------------- ---------------
                       Gross profit                                1,890,688         2,861,907       2,926,688
   Selling, general and administrative expenses                   (1,834,094)       (1,947,755)     (1,777,565)
                                                              --------------- ----------------- ---------------
                      Operating income                                56,594           914,152       1,149,123
   Other income (expense):
       Interest income                                               114,593           162,179         140,252
       Other sundry income                                            12,000            12,000          63,240
                                                              --------------- ----------------- ---------------
                      Income before income taxes                     183,187         1,088,331       1,352,615
   Income taxes                                                      (61,603)         (328,385)       (407,189)
                                                              --------------- ----------------- ---------------
                      Net income                                     121,584           759,946         945,426
                                                              =============== ================= ===============

         See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

                    Years ended June 30, 2006, 2005 and 2004

                                                                    Common         Retained         Total
                                                                    Stock          Earnings     Stockholders'
                                                                                                    Equity
                                                                --------------- --------------- ---------------
     Balances at June 30, 2003                           A$             20,000       4,550,706       4,570,706
        Net income (unaudited)                                               -         945,426         945,426
        Dividends declared                                                   -        (600,000)       (600,000)
                                                                --------------- --------------- ---------------
     Balances at June 30, 2004                           A$             20,000       4,896,132       4,916,132
         Net income                                                          -         759,946         759,946
         Dividends declared                                                  -               -               -
                                                                --------------- --------------- ---------------
     Balances at June 30, 2005                           A$             20,000       5,656,078       5,676,078
         Net income                                                          -         121,584         121,584
         Dividends declared                                                  -        (800,000)       (800,000)
                                                                --------------- --------------- ---------------
     Balances at June 30, 2006                                          20,000       4,977,662       4,997,662
                                                                =============== =============== ===============

                 See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

                    Years ended June 30, 2006, 2005 and 2004

                                                                            2006            2005            2004
                                                                       --------------- --------------- ---------------
Net income                                                      A$            121,584         759,946         945,426
  Adjusted to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortisation of property, plant and                        35,226          40,757          42,209
     equipment
   Write off of obsolete stock                                                 17,024               -               -
   (Increase) / decrease in trade accounts receivable                       1,998,068        (853,005)        325,074
   (Increase) / decrease in inventories                                     2,966,636      (1,987,545)      2,841,050
   (Increase) / decrease in prepayments                                       (18,685)         85,559         (90,925)
   (Increase) / decrease in intercompany receivables                          942,033          27,516         425,667
   Increase / (decrease) in trade accounts payable                         (4,190,253)        582,360      (3,476,080)
   Increase / (decrease) in accrued liabilities                                 7,276        (284,767)        (17,082)
   (Increase) / decrease in deferred income taxes                             (18,732)         37,134         291,214
   Increase / (decrease) in income tax provision                               (2,955)          7,312               -
   (Increase) / decrease in income tax receivable                                   -         192,545        (184,320)
                                                                       --------------- --------------- ---------------
              Net cash provided by/ (used in) operating                     1,857,222      (1,392,188)      1,102,233
                activities
                                                                       --------------- --------------- ---------------
Cash flows from investing activities:
   Capital expenditures, including interest capitalized                        (9,910)        (11,023)         (7,997)
                                                                       --------------- --------------- ---------------
              Net cash used in investing activities                            (9,910)        (11,023)         (7,997)
                                                                       --------------- --------------- ---------------
Cash flows from financing activities:
   Dividends paid                                                            (800,000)              -        (600,000)
                                                                       --------------- --------------- ---------------
              Net cash used in financing activities                          (800,000)              -        (600,000)
                                                                       --------------- --------------- ---------------
              Net decrease in cash and cash equivalents                     1,047,312      (1,403,211)        494,236
Cash and cash equivalents at beginning of year                              1,358,427       2,761,638       2,267,402
                                                                       --------------- --------------- ---------------

Cash and cash equivalents at end of year                        A$          2,405,739       1,358,427       2,761,638
                                                                       =============== =============== ===============

                 See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2006, 2005 and 2004

2. Summary of Significant Accounting Policies and Practices

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

     Concentration of credit risk

     The Company's largest customer represented 29% (2005: 33% and 2004: 47%) of trade accounts receivable as of June 30, 2006 and 67% (2005: 54% and 2004:
     59%) of sales for the fiscal year ended June 30, 2006. Two other customers represented 29.5% (2005: 12%) or more of net sales and trade accounts receivable as of and for the year ended June 30, 2006.

     c) Inventories

     Inventories are stated at the lower cost or market value. Cost is determined using the first-in, first-out method for all inventories.

     d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost.

     Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 33.33% (2005: 7.5% to 27%; 2004: 7.5% to 27%).

     e) Other Current Assets and Other Assets

     Other assets are comprised of prepaid expenses and other non-trade receivables.

     g) Income Taxes

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

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2006, 2005 and 2004

     1) Summary of significant Accounting Policies and Practices (cont)

     l) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     m) Impairment of Long-Lived Assets

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

     The Company did not recognize any impairment adjustments in fiscal 2006 (2005: nil; 2004: nil).

     n) Revenue Recognition

     The Company recognizes revenue upon shipment of products and passage of title to its customers, or at the time services are completed with respect to repairs not covered by warranty agreements.

     o) Commitments and Contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and or remediation can be reasonably estimated. No such amounts were recorded in fiscal 2006, 2005 or 2004.

     p) Advertising expenses

     Advertising expenses are recognized in the statement of operations as incurred.

     l) Cash and cash equivalents

     Cash and cash equivalents comprise cash on hand, cash at bank and term deposits with banking institutions. The Term Deposits are for a period of 30 days. These have been rolled over since year-end. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year-end to spot rates at year-end with the gain recognized in the Statement of Operations.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2006, 2005 and 2004

     2) Income Taxes

     All pre tax income is derived from domestic operations.

     Total income taxes for the years ended June 30, 2006, 2005 and 2004 consist of:

                                       Current        Deferred       Total
                                      ------------- --------------- ------------
     Year ended June 30, 2006:     A$       80,335         (18,732)      61,603
                                      ============= =============== ============
     Year ended June 30, 2005:     A$      291,251          37,134      328,385
                                      ============= =============== ============
     Year ended June 30, 2004:     A$      115,975         291,214      407,189
                                      ============= =============== ============

     Income tax expense was $61,603, $328,385 and $407,189 for the years ended June 30, 2006, June 30, 2005 and June 30, 2004, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2005: 30%; 2004: 30%) to pre tax income as a result of the following:

                                            2006        2005        2004
                                           ----------- ------------ -----------
     Computed "expected" tax expense    A$     54,956      326,499     405,785
     Other, net                                 6,647        1,886       1,404
                                           ----------- ------------ -----------
                                        A$     61,603      328,385     407,189
                                           =========== ============ ===========

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2006, 2005 and 2004

6)   Income Taxes (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are presented below.

                                                                          2006                 2005
                                                                    At 30 % tax rate     At 30% tax rate
                                                                   -------------------- -------------------
     Deferred tax assets:
         Accounts receivable principally due to
             allowance for doubtful accounts                A$                   3,000               3,000
        Inventory                                                               10,731               5,624
        Employee leave entitlements                                             50,185              44,644
        Bonus provision                                                        116,145              94,897
        Unrealised foreign exchange movements                                    8,223              21,357
         Other                                                                  25,257              25,287
                                                                   -------------------- -------------------
                        Total gross deferred tax assets                        213,541             194,809
                                                                   -------------------- -------------------
                        Net deferred tax assets                                213,541             194,809
                                                                   ==================== ===================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realised. The ultimate realisation of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2006.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2006, 2005 and 2004

7)   Pension and Other Post Retirement Benefits

     The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentage of salary plus any additional contributions included in employee's employment agreement. The company contributed A$93,188, A$83,304 and A$81,692 during fiscal years 2006, 2005 and 2004 respectively to the fund. There were no contributions outstanding at year-end.

     The Company does not sponsor any other post employment benefits for its employees.

8) Accrued Liabilities

                                              2006            2005

     Goods and services tax payable     A$          58,207         141,837
     Accrued expenses                              467,982         395,545
     Provision for employee leave                  167,283         148,814
     Warranty provision                             75,000          75,000
                                           ---------------- ---------------
                                        A$         768,472         761,196
                                           ================ ===============

9) Commitments

     Non cancellable operating lease commitments

     Future operating lease commitments not provided for in the financial statements and payable:

                                                2006             2005
     Within one year                  A$             181,000          210,000
     One to two years                                188,000           70,000
     Two to three years                               15,000                -
                                            ----------------- ----------------
                                      A$             384,000          280,000
                                            ================= ================

     The Company leases property under a non-cancellable 4 year operating lease expiring in July 2006.

     The company exercised the option in July 2004 to extend the lease for two years.

     The Company has not entered into any capital leases.

     6) Cost of Goods Sold
                                                          2006             2005            2004
Opening Inventory (excluding stock in        A$
transit)                                                   5,300,666       2,580,220       3,228,659
Add
Purchases - GPT Inc                                        6,521,841      16,736,086      13,484,683
Purchases - Other                                            248,594         219,651         266,904
Freight and other charges                                    161,681         257,458         290,247
                                                    ----------------- --------------- ---------------
                                                          12,232,782      19,793,415      17,270,493
Less
Ending Inventory (excluding stock in
transit)                                                  (2,968,716)     (5,300,666)     (2,580,220)
                                                    ----------------- --------------- ---------------
Cost of Goods Sold                           A$            9,264,066      14,492,749      14,690,273
                                                    ================= =============== ===============

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                          June 30, 2006, 2005 and 2004

8)   Related parties

     The company was 50% owned by Global Payment Technologies, Inc, a company incorporated in the United States of America. Global Payment Technologies, Inc disposed of its interest on 4 September 2006 to ACN 121 187 068 Pty
     Limited, a company domiciled in Australia. The other 50% is owned by a private trust of which the Managing Director of the company is a beneficiary.

     During the year, the Company purchased inventories from Global Payment Technologies, Inc., which totalled $6,521,841 (2005: $16,736,086). An amount of A$1,612,556 payable to Global Payment Technologies, Inc is included in Trade accounts payable at balance date (2005: $5,652,566).

     As of June 30, 2006 the Company had receivables from eCash Holdings Pty Limited of $67,139, (2005: $1,009,172) which were primarily attributable to payments made by the Company on behalf of eCash Holdings Pty Limited to employees and vendors of eCash Holdings Pty Limited. Interest is charged on the balance at the rate of 7% p.a. This amount has been repaid since balance date.

     During the year, the Company had sales to eCash Holdings Pty Limited totalling $1,836 (2005: $469,391). An amount of A$Nil is included in Trade accounts receivable at balance date (2005: $200,178).

     For the year ended June 30, 2006, the Company charged eCash Holdings Pty Limited a management fee for administrative tasks conducted by the Company on behalf of eCash Holdings Pty Limited, which is included in other sundry income in the accompanying statement of operations.

     eCash Holdings Pty Limited was owned 35% by Global Payment Technologies, Inc., 35% by the private trust of the Managing Director of the Company, and 30% by an unrelated third party. Global Payment Technologies, Inc disposed of its interest on 25 August 2006 to ACN 121 187 068 Pty Limited, a company domiciled in Australia.

     There were no other transactions with related parties.

             Report of Independent Registered Public Accounting Firm


The Board of Directors
eCash Holdings Pty Limited


We have audited the accompanying consolidated balance sheets of eCash Holdings Pty Limited and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eCash Holdings Pty Limited and subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and cash flows for the years ended June 30, 2006, 2005 and 2004, in conformity with US generally accepted accounting principles.


/s Pitcher Partners,
Sydney, Australia


11th January 2007
                   eCash Holdings Pty Limited and subsidiaries

                           Consolidated Balance Sheets

                                  June 30, 2006

                    Assets
                                                                                              2006                2005
                                                                                       ------------------- -------------------
Current assets:
       Cash and cash equivalents                                                 A$             1,102,169             274,282
       Trade accounts receivable, less allowance for doubtful accounts of
       A$NIL (2005-A$NIL)                                                                         362,617             166,296
       Inventories                                                                                774,940             886,462
       Deferred Income taxes                                                                       58,854             415,028
       Other current assets                                                                       137,975               8,962
                                                                                       ------------------- -------------------
                    Total current assets                                                        2,436,555           1,751,030
                                                                                       ------------------- -------------------
Property, plant and equipment
       Machinery and equipment                                                                     16,378              20,905
       Less accumulated depreciation and amortization                                                (741)             (3,907)
                                                                                       ------------------- -------------------
                    Net property, plant and equipment                                              15,637              16,998
                                                                                       ------------------- -------------------
     Assets of discontinued operations                                                                  -             652,831
                                                                                       ------------------- -------------------
                    Total assets                                                 A$             2,452,192           2,420,859
                                                                                       =================== ===================

                    Liabilities and Stockholders' Equity
Current liabilities:
                                                                                 A$
       Trade accounts payable                                                                     339,582             830,405
       Income taxes payable                                                                       507,712            (59,951)
       Payable to affiliate                                                                        67,139           1,009,172
       Accrued liabilities                                                                        350,219             366,096

       Liabilities of discontinued operations                                                           -             198,979
                                                                                       ------------------- -------------------
                    Total current liabilities                                                   1,264,652           2,344,701
                                                                                       ------------------- -------------------
                    Total liabilities                                                           1,264,652           2,344,701
                                                                                       ------------------- -------------------
Stockholders' equity:
       Common Stock
            Issued and outstanding 3,000 shares in 2006 and 3,000 shares in
            2005                                                                                    3,000               3,000
       Retained earnings                                                                        1,184,540              73,158
                                                                                       ------------------- -------------------
                    Total stockholders' equity                                                  1,187,540              76,158
                                                                                       ------------------- -------------------
                    Total liabilities and stockholders' equity                   A$             2,452,192           2,420,859
                                                                                       =================== ===================

Commitments and contingencies (Note 1)

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Operations

                            Year ended June 30, 2006

                                                                          2006                2005                2004
Continuing operations

Sales                                                          A$           4,635,873           1,525,034           1,427,159
Cost of goods sold (including rebate and other
direct costs)                                                              (3,283,678)         (1,489,513)           (710,341)
                                                                   ------------------- ------------------- -------------------
                        Gross profit                                        1,352,195              35,521             716,818
Selling, general and administrative expenses                               (1,103,886)           (658,897)           (530,495)
                                                                   ------------------- ------------------- -------------------
                        Operating income/(loss)                               248,309            (623,376)            186,323
Other income / (expense):
        Interest revenue                                                       58,152               9,383               1,426
        Rental income                                                             795                 (75)              2,865
        Other income                                                           75,144              95,295               3,332
        Interest expense                                                     (15,216)             (73,423)            (84,524)
        Servicing income                                                       12,792              14,214              30,758
        Maintenance costs                                                           -                   -             (25,140)
        Rebate income                                                          17,118              29,375              46,919
                                                                   ------------------- ------------------- -------------------
Income/(loss) from continuing operations                                      397,094            (548,607)            161,959
  before income taxes
Income taxes credit / (expense)                                              (119,072)            330,563            (204,804)
                                                                   ------------------- ------------------- -------------------
Income/(loss) from continuing operations                                      278,022            (218,044)            (42,845)
                                                                   ------------------- ------------------- -------------------
Discontinued operations (Note 8)
Profit / (loss) from discontinued operations                                2,761,943             (56,988)           (224,562)
Income taxes credit / (expense)                                              (828,583)             84,465                   -
                                                                   ------------------- ------------------- -------------------
Income/(loss) from discontinued operations                                  1,933,360              27,477            (224,562)
                                                                   ------------------- ------------------- -------------------
                   Net income                                               2,211,382            (190,567)           (267,407)
                                                                   =================== =================== ===================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                 Consolidated Statements of Stockholders' Equity

                            Year ended June 30, 2006

                                                                          Common            Retained             Total
                                                                           Stock            Earnings         Stockholders'
                                                                                                                 Equity
                                                                      ---------------- ------------------- -------------------
Balances at June 30, 2003 (Unaudited)                          A$               2,984             531,132             534,116
        Net income/(loss)                                                           -            (267,407)           (267,407)
        Share adjustment                                                           16                   -                  16
                                                                      ---------------- ------------------- -------------------
Balances at June 30, 2004                                      A$               3,000             263,725             266,725
         Net income/(loss)                                                          -            (190,567)           (190,567)
                                                                      ---------------- ------------------- -------------------
Balances at June 30, 2005                                      A$               3,000              73,158              76,158
         Net income/(loss)                                                          -           2,211,382           2,211,382
         Dividends declared                                                         -          (1,100,000)         (1,100,000)
                                                                      ---------------- ------------------- -------------------
Balances at June 30, 2006                                      A$               3,000           1,184,540           1,187,540
                                                                      ================ =================== ===================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Cash Flows

                            Year ended June 30, 2006

                                                                            2006                2005                2004
                                                                      ------------------ ------------------- -------------------
Net income/(loss)                                              A$             2,211,382           (190,567)            (267,407)
        Adjustments to reconcile net income to net cash
        providing by operating activities:
        Net profit on disposal of business                                   (3,335,839)                 -                   -
        Depreciation and amortisation of property, plant and
        equipment                                                                79,339            110,457               60,496
        Increase/(decrease) in doubtful debts                                         -            (27,000)                   -
        (Increase)/decrease in trade accounts receivable                        (52,644)          (136,192)             (42,351)
        (Increase)/decrease in prepayments                                       (3,821)                 -                    -
        (Increase)/decrease in inventories                                      111,522            (15,535)             974,204
        (Increase)/decrease in other assets                                    (124,254)           120,320             (116,420)
        Increase/(decrease) in related party balances                          (942,033)           (21,240)            (431,834)
        Increase/(decrease) in trade accounts payable                          (625,081)           713,731              125,374
        Increase/(decrease) in provisions and other accruals
                                                                                (80,598)           209,014              (67,830)
        (Increase)/decrease in income tax balance                              567,663              38,330                    -
        (Increase)/decrease in deferred tax balance                            356,174            (415,028)             208,850
                                                                      ------------------ ------------------- -------------------
               Net cash provided by/(used in) operating
               activities                                                    (1,838,190)           386,290              443,082
                                                                      ------------------ ------------------- -------------------
Cash flows from investing activities:
         Net cash inflow upon disposal of business                            3,872,791                  -                    -
         Capital expenditure, including interest capitalised                   (122,490)          (227,205)            (447,269)
                                                                      ------------------ ------------------- -------------------
               Net cash provided by/(used in) investing
               activities                                                     3,750,301           (227,205)            (447,269)
                                                                      ------------------ ------------------- -------------------
Cash flow from financing activities:
        Issue of shares                                                               -                  -                   16
        Dividends paid                                                       (1,100,000)                 -                    -
                                                                      ------------------ ------------------- -------------------
               Net cash provided by/(used in) financing
               activities                                                    (1,100,000)                 -                   16
                                                                      ------------------ ------------------- -------------------
               Net increase/(decrease) in cash and cash
               equivalents                                                      812,111            159,085               (4,171)
Cash and cash equivalents at beginning of year                                  290,058            130,973              135,144
                                                                      ------------------ ------------------- -------------------
Cash and cash equivalents at end of year                       A$             1,102,169            290,058              130,973
                                                                      ================== =================== ===================

See accompanying notes to consolidated financial statements.

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies and Practices

     (a) Description of Business

     eCash Holdings Pty Ltd (the "Company") was incorporated on 13 October 1999 and remained dormant until the 2002 financial year. The company operates in the distribution and servicing of automatic teller machines. In 2002, the Company did not trade, rather it allowed a related party to trade on its behalf under an agreed contractual arrangement and in return an agency fee was received. In 2003, the Company commenced trading in its own right. On 17 July 2003 the company changed its name from eCash Pty Limited to eCash Holdings Pty Limited.

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

                          Concentration of credit risk

     The Group's largest ATM sales customer, represented 57.9% (2005: 43.6%) and (2004: 0%) of trade accounts receivable as of June 30, 2006 and 76.5% (2005: 31%) and (2004: 0%) of sales for the fiscal year ended June 30, 2006. The Group's largest ATM rebate customer, represented 0% (2005: 44.6%) of trade accounts receivable as of June 30, 2006 and 100% (2005: 100% and 2004: 100%) of rebate income for the fiscal year ended June 30, 2006.

     (c) Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method for all inventories.

     (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost.

     Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 21% (2005: 7.5% to 21%) and (2004: 7.5% to 21%).

     (e) Other Current Assets and Other Assets

     Other assets are comprised of rental bonds, prepaid expenditure, and other non-trade receivables.

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

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

     Capital gains tax, if applicable, is provided for in establishing period income tax expense when an asset is sold.

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

     An impairment loss is recognised to the extent that the carrying amount exceeds the asset's fair value. The Company did not recognise any impairment adjustments in fiscal 2006, 2005 and 2004.

     (i) Revenue Recognition

     The Company recognises revenue when products are shipped and the customer takes ownership and assumes risk of loss. Interest income is recognised as it accrues. Service revenue is recognised as the services are provided. Rebate income is brought to account at the time the rebate is earned.

     (j) Commitments and Contingencies

     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

     (k) Advertising expenses

     Advertising expenses are recognised in the statement of operations as incurred.

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements


(1) Summary of Significant Accounting Policies and Practices (cont)

     (l) Cash and cash equivalents

     Cash and cash equivalents comprise cash on hand, cash at bank and term deposits with banking institutions. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year-end to spot rates at year-end with the gain/loss recognised in the Statement of Operations.

     (m) Consolidation

     The consolidated financial statements of the consolidated entity include the financial statements of the Company, being the chief entity, and its controlled entities ("the consolidated entity").

     Where an entity either began or ceased to be controlled during the year, the results are included only from the date control commenced or up to the date control ceased.

     The balances and effects of transactions, between controlled entities included in the consolidated financial statements have been eliminated.

     (n) Investments in controlled entities

     Capital ATM Pty Limited  was  incorporated  on 17 March 2003 with the eCash
     Holdings  Pty  Limited   investing   A$1  share  capital  at  the  date  of
     incorporation acquiring a 100% interest.

     Custom Cash Pty Limited  was  incorporated  on 18 March 2003 with the eCash
     Holdings  Pty  Limited   investing   A$1  share  capital  at  the  date  of
     incorporation acquiring a 100% interest.

     eCash Pty Limited was incorporated on 24 July 2003 with eCash Holdings Pty Ltd investing $1 share capital at the date of incorporation acquiring 100% interest.

     eCash Management Pty Limited was incorporated on 12 September 2002 with eCash Holdings Pty Limited investing A$1 share capital at the date of incorporation acquiring 100% interest.

(2) Income Taxes

     Total income tax (expense) credit for the years ended June 30, 2006, 2005 and 2004 consist of:

                                                                Current                Deferred             Total
          Year ended June 30, 2006:                      A$              (591,480)          (356,175)          (947,655)
                                                                ================== ================== ==================
          Year ended June 30, 2005:                      A$                     -            415,028            415,028
                                                                ================== ================== ==================
          Year ended June 30, 2004:                      A$                 4,046           (208,850)          (204,804)
                                                                ================== ================== ==================

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(2) Income Taxes (cont)

     Income tax expense was A$947,655 for the year ended June 30, 2006 and a credit of A$415,028 for the year ended June 30, 2005 and an expense of $204,804 for the year ended June 30, 2004 and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2005:
     30%) and (2004: 30%) to pre tax income as a result of the following:

                                                                         2006                2005               2004
                                                                  ------------------- ------------------- ------------------
          Computed "expected" tax expense/(credit)          A$               947,741            (181,679)           (18,781)
          Computed "expected" tax expense/(credit) of not
          deductible                                                           2,155               2,017                  -
                                                                  ------------------- ------------------- ------------------
          Computed "expected" tax expense/(credit) of
          consolidated tax group                                             949,896            (179,662)           (18,781)
          Timing differences reversal                                         (2,241)                  -            163,757
          Tax losses and timing differences (previously
            not recognised / brought to account)                                   -            (235,366)            59,828
          Increase (reduction) in income taxes resulting
            from other net misc items                                              -                   -                  -
                                                                  ------------------- ------------------- ------------------
                                                            A$               947,655            (415,028)           204,804
                                                                  =================== =================== ==================

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at 30 June 2006 are presented below.

                                                                                             2006               2005
                                                                                          At 30% Tax         At 30% Tax
                                                                                             Rate               Rate
          Deferred tax assets:
                  Employee leave entitlements                                A$                   28,816             21,283
                  Bonus provision                                                                 33,000             37,506
                  Unrealised Foreign exchange (gains) / losses                                    (2,962)            13,117
                  Tax losses previously not brought to account                                         -            343,122
                                                                                      ------------------- ------------------
                       Deferred tax assets- gross                                                 58,854            415,028
                                                                                      ------------------- ------------------
                       Less valuation allowance                                                        -                  -
                                                                                      ------------------- ------------------
                       Net deferred tax asset                                                     58,854            415,028
                                                                                      =================== ==================

     In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realised. The ultimate realisation of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

                     eCash Holdings Pty Ltd and subsidiaries

                   Notes to Consolidated Financial Statements

(3) Pension and Other Post retirement Benefits

     The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentages of salary plus any additional contributions included in employee's employment agreement. The consolidated entity contributed A$35,680 during fiscal year 2006 (2005: A$32,022) and (2004: A$30,973).
     There were no contributions outstanding at year-end.

     The Company does not sponsor any other post employment benefits for its employees.

(4) Accrued Liabilities

                                                                                             2006               2005
          Goods and services tax payable                                     A$                        -             34,061
          Accrued expenses                                                                       123,167            174,421
          Deferred income                                                                        131,000             92,727
          Provision for employee leave                                                            96,052             64,887
                                                                                      ------------------- ------------------
                                                                             A$                  350,219            366,096
                                                                                      =================== ==================
(5) Cost of Goods Sold

                                                                          2006               2005               2004
          Opening Inventory                                 A$               886,462             870,927          1,824,131
          Add
          Purchases                                                        3,474,894           1,755,954            125,511
          Freight and other charges                                          454,638             978,702            488,565
                                                                    ----------------- ------------------- ------------------
                                                                           4,815,994           3,605,583          2,438,207
          Less
          Ending Inventory                                                  (774,940)           (886,462)          (870,927)
                                                                    ----------------- ------------------- ------------------
          Cost of Goods Sold                                A$             4,041,054           2,719,121          1,567,280
                                                                    ================= =================== ==================

          Continuing                                                       3,283,678           1,489,513            710,341
          Discontinued                                                       757,376           1,229,608            856,939
                                                                    ----------------- ------------------- ------------------
          Cost of Goods Sold                                A$             4,041,054           2,719,121          1,567,280
                                                                    ================= =================== ==================

(6) Commitments

                   Non cancellable operating lease commitments

     The consolidated entity has no operating lease commitments.

(7) Related parties

     The company was 35% owned by Global Payments Technology, Inc., is 35% owned by the private trust of the Managing Director of the Global Payment Technology Australia Pty Limited, and is 30% owned by the Marketing Director of Global Payment Technology Australia Pty Limited. Global Payments Technology, Inc. disposed of its interest on 25 August 2006 to ACN 121 187 068 Pty Limited, a company domiciled in Australia.

     During the year the Group had purchases from Global Payment Technologies Australia Pty Limited totalling A$1,836 (2005: A$469,391) and (2004:
     A$415,787).  An amount of A$0 (2005:  A$200,178)  and (2004:  A$208,872) is included in Trade accounts payable at balance date. In addition the Group owed Global Payment Technologies Australia Pty Ltd A$67,139. (2005:
     A$1,009,172).

     Global Payment Technologies Australia Pty Limited, a related party, paid salary, rental and other administrative costs on behalf of the consolidated entity. These costs were recharged through the affiliate loan accounts. The company paid salary, rental and other administrative costs on behalf of its controlled entities. These amounts were recharged through the affiliate accounts.

     There were no other transactions with related parties.

                     eCash Holdings Pty Ltd and subsidiaries

                   Notes to Consolidated Financial Statements

(8) Discontinued Operations

     During the 30 June 2006 financial year the group disposed of its ATM rental business.

     The business had the following income and expenditure during the years ended 30 June 2006, 2005 and 2004:

                                                                          2006                2005                2004

Sales (including rebate income)                              A$               657,665           1,429,556             822,477
Cost of goods sold (including rebates and other direct
costs)                                                                       (757,376)         (1,229,608)           (856,939)
                                                                   ------------------- ------------------- -------------------
                        Gross profit / (loss)                                 (99,711)            199,948             (34,462)

Selling, general and administrative expenses                                 (486,405)           (259,371)           (192,610)
                                                                   ------------------- ------------------- -------------------
                        Operating income/(loss)                              (586,116)            (59,423)           (227,072)

Other income / (expense):
        Profit on sale of business                                          3,335,839                   -                   -
        Other income                                                                -                   -               1,636
        Interest revenue                                                       12,220               2,435                 874
                                                                   ------------------- ------------------- -------------------
                    Income/(loss) before income taxes                       2,761,943             (56,988)           (224,562)
                                                                   =================== =================== ===================

The business had the following assets and liabilities at 30 June 2006 and 2005.

                    Assets                                                                    2006                2005
                                                                                       ------------------- -------------------
       Cash and cash equivalents                                                                        -              15,776
       Trade accounts receivable                                                                        -             143,875
       Other current assets                                                                             -                 740
       Property, plant and equipment                                                                    -             492,440
                                                                                       ------------------- -------------------

          Total assets                                                                                  -             652,831
                                                                                       =================== ===================
                    Liabilities
       Trade accounts payable                                                                           -             134,258
       Accrued liabilities                                                                              -              64,721
                                                                                       ------------------- -------------------

          Total liabilities                                                                             -             198,979
                                                                                       =================== ===================

(9)  Cash and Cash Equivalents

Cash and cash equivalents are reconciled to the consolidated statement of cash flows as follows:

                                                                                              2006                2005

Continuing operations                                                              A$           1,102,169             274,282
Discontinued operations (Note 8)                                                                        -              15,776
                                                                                       ------------------- -------------------
                                                                                                1,102,169             290,058
                                                                                       =================== ===================

Report of Independent Registered Public Accounting Firm


The Board of Directors
eCash Holdings Pty Limited


We have audited the accompanying consolidated balance sheets of eCash Holdings Pty Limited and subsidiaries as of August 31, 2006 and June 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period ended August 31, 2006 and year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eCash Holdings Pty Limited and subsidiaries as of August 31, 2006 and June 30, 2006, and the consolidated results of their operations and cash flows for the period ended August 31, 2006 and year ended June 30, 2006 in conformity with US generally accepted accounting principles.


/s/ Pitcher Partners,
Sydney, Australia


11th January 2007
                   eCash Holdings Pty Limited and subsidiaries

                           Consolidated Balance Sheets

                        August 31, 2006 and June 30, 2006

                    Assets
                                                                                          August 2006          June 2006
                                                                                       ------------------- -------------------
Current assets:
       Cash and cash equivalents                                                 A$             1,249,575           1,102,169
       Trade accounts receivable, less allowance for doubtful accounts of
       A$NIL (2005-A$NIL)                                                                         472,700             362,617
       Inventories                                                                                858,138             774,940
       Deferred Income taxes                                                                       58,854              58,854
       Other current assets                                                                       142,666             137,975
                                                                                       ------------------- -------------------
                    Total current assets                                                        2,781,933           2,436,555
                                                                                       ------------------- -------------------
Property, plant and equipment
       Machinery and equipment                                                                     16,378              16,378
       Less accumulated depreciation and amortization                                                (841)               (741)
                                                                                       ------------------- -------------------
                    Net property, plant and equipment                                              15,537              15,637
                                                                                       ------------------- -------------------
                    Total assets                                                 A$             2,797,470           2,452,192
                                                                                       =================== ===================

                    Liabilities and Stockholders' Equity
Current liabilities:
                                                                                 A$
       Trade accounts payable                                                                     583,383             339,582
       Income taxes payable                                                                       611,281             507,712
       Intercompany payable                                                                        82,908              67,139
       Accrued liabilities                                                                        286,265             350,219
                                                                                       ------------------- -------------------
                    Total current liabilities                                                   1,563,837           1,264,652
                                                                                       ------------------- -------------------
                    Total liabilities                                                           1,563,837           1,264,652
                                                                                       ------------------- -------------------

Commitments and contingencies (Note 1)

Stockholders' equity:
       Common Stock
            Issued and outstanding 3,000 shares in 2006 and 3,000 shares in
            2005                                                                                    3,000               3,000
       Retained earnings/(accumulated losses)                                                   1,230,633           1,184,540
                                                                                       ------------------- -------------------
                    Total stockholders' equity                                                  1,233,633           1,187,540
                                                                                       ------------------- -------------------
                    Total liabilities and stockholders' equity                   A$             2,797,470           2,452,192
                                                                                       =================== ===================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Operations

                 Period ended August 31, 2006 and June 30, 2006

                                                                                            August 2006         June 2006

Sales                                                                            A$                 751,618          4,635,873
Cost of goods sold                                                                                 (534,777)        (3,283,678)
                                                                                         ------------------- -----------------
                                            Gross profit                                            216,841          1,352,195

Selling, general and administrative expenses                                                       (187,736)        (1,103,886)
                                                                                         ------------------- -----------------

                                            Operating income/(loss)                                  29,105            248,309

Other income (expense):
                  Interest revenue                                                                   10,359             58,152
                  Rental income                                                                           -                795
                  Other income                                                                       20,919             75,144
                  Interest expense                                                                        -            (15,216)
                  Servicing income                                                                    5,510             12,792
                  Rebate income                                                                           -             17,118
                                                                                         ------------------- -----------------
                     Income/(loss) from continuing operations before income
                     taxes                                                                           65,893            397,094
Income taxes credit (expense)                                                                       (19,800)          (119,072)
                                                                                         ------------------- -----------------
                     Income/(loss) from discontinued operations
                                                                                                     46,093            278,022
                                                                                         ------------------- -----------------
Discontinued operations (Note 8)
Profit / (loss) from discontinued operations                                                              -          2,761,943
Income taxes credit / (expense)                                                                           -           (828,583)
                                                                                          ------------------- -----------------
Income/(loss) from discontinued operations                                                                -          1,933,360
                                                                                          ------------------- -----------------
                              Net income                                                             46,093          2,211,382
                                                                                          =================== =================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                 Consolidated Statements of Stockholders' Equity

                 Period ended August 31, 2006 and June 30, 2006

                                                                          Common            Retained             Total
                                                                           Stock            Earnings         Stockholders'
                                                                                                                 Equity
                                                                      ---------------- ------------------- -------------------
Balances at June 30, 2006                                      A$               3,000           1,184,540           1,187,540
         Net income/(loss)                                                          -              46,093              46,093
                                                                      ---------------- ------------------- -------------------
Balances at August 31, 2006                                    A$               3,000           1,230,633           1,233,633
                                                                      ================ =================== ===================


See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Cash Flows

                 Period ended August 31, 2006 and June 30, 2006

                                                                         August 2006         June 2006
                                                                      ------------------ -------------------
Net income/(loss)                                              A$                46,093          2,211,382
        Adjustments to reconcile net income to net cash
        providing by operating activities:
        Net profit on disposal of business                                            -         (3,335,839)
        Depreciation and amortisation of property, plant and
        equipment                                                                   100             79,339
        Increase/(decrease) in doubtful debts                                                            -
        (Increase)/decrease in trade accounts receivable                       (110,083)           (52,644)
        (Increase)/decrease in prepayments                                      (15,202)            (3,821)
        (Increase)/decrease in inventories                                      (83,198)           111,522
        (Increase)/decrease in other assets                                      10,511           (124,254)
        Increase/(decrease) in related party balances                            15,769           (942,033)
        Increase/(decrease) in trade accounts payable                           243,801           (625,081)
        Increase/(decrease) in provisions and other accruals                    (63,954)           (80,598)
        (Increase)/decrease in income tax balance                               103,569            567,663
        (Increase)/decrease in deferred tax balance                                                356,174
                                                                      ------------------ -------------------
               Net cash provided by/(used in) operating
               activities                                                       147,406         (1,838,190)
                                                                      ------------------ -------------------
Cash flows from investing activities:
         Net cash inflow upon disposal of business                                    -          3,872,791
         Capital expenditure, including interest capitalised                          -           (122,490)
                                                                      ------------------ -------------------
               Net cash provided by/(used in) investing
               activities                                                             -          3,750,301
                                                                      ------------------ -------------------
Cash flow from financing activities:
        Issue of shares                                                               -                  -
        Dividends paid                                                                -         (1,100,000)
                                                                      ------------------ -------------------
               Net cash provided by/(used in) financing
               activities                                                             -         (1,100,000)
                                                                      ------------------ -------------------
               Net increase/(decrease) in cash and cash
               equivalents                                                      147,406            812,111
Cash and cash equivalents at beginning of year                                1,102,169            290,058
                                                                      ------------------ -------------------
Cash and cash equivalents at end of year                       A$             1,249,575          1,102,169
                                                                      ================== ===================

See accompanying notes to consolidated financial statements.

                     Cash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(1) Summary of Significant Accounting Policies and Practices

     (a) Description of Business

     eCash Holdings Pty Ltd (the "Company") was incorporated on 13 October 1999 and remained dormant until the 2002 financial year. The company operates in the distribution and servicing of automatic teller machines. In 2002, the Company did not trade, rather it allowed a related party to trade on its behalf under an agreed contractual arrangement and in return an agency fee was received. In 2003, the Company commenced trading in its own right. On 17 July 2003 the company changed its name from eCash Pty Limited to eCash Holdings Pty Limited.

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

Concentration of credit risk

     The  Group's  largest  ATM sales  customer,  represented  62.4% (June 2006:
     57.9%) of trade accounts receivable as of August 31, 2006 and 75.6% (June 2006: 76.5%) of sales for the fiscal period ended August 31, 2006. The Group's largest ATM rebate customer, represented 0% (June 2006: 0%) of trade accounts receivable as of August 31, 2006 and 0% (June 2006: 100%) of rebate income for the fiscal period ended August 31, 2006.

     (c) Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method for all inventories.

     (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost.

     Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The depreciation rates range from 7.5% to 21% (June 2006: 7.5% to 21%).

     (e) Other Current Assets and Other Assets

     Other assets are comprised of rental bonds, prepaid expenditure, and other non-trade receivables.

                     Cash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(2) Summary of Significant Accounting Policies and Practices (cont)

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

     Capital gains tax, if applicable, is provided for in establishing period income tax expense when an asset is sold.

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

     An impairment loss is recognised to the extent that the carrying amount exceeds the asset's fair value. The Company did not recognise any impairment adjustments in August 2006 (June 2006: nil).

     (i) Revenue Recognition

     The Company recognises revenue when products are shipped and the customer takes ownership and assumes risk of loss. Interest income is recognised as it accrues. Service revenue is recognised as the services are provided. Rebate income is brought to account at the time the rebate is earned.

     (j) Commitments and Contingencies

     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

     (k) Advertising expenses

     Advertising expenses are recognised in the statement of operations as incurred.

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(1) Summary of Significant Accounting Policies and Practices (cont)

     (l) Cash and cash equivalents

     Cash and cash equivalents comprise cash on hand, cash at bank and term deposits with banking institutions. Cash at bank includes cash denominated in Australian and US dollars. US dollar denominated bank accounts are restated at year-end to spot rates at year-end with the gain/loss recognised in the Statement of Operations.

     (m) Consolidation

     The consolidated financial statements of the consolidated entity include the financial statements of the Company, being the chief entity, and its controlled entities ("the consolidated entity").

     Where an entity either began or ceased to be controlled during the year, the results are included only from the date control commenced or up to the date control ceased.

     The balances and effects of transactions, between controlled entities included in the consolidated financial statements have been eliminated.

     (n) Investments in controlled entities

     Capital ATM Pty Limited  was  incorporated  on 17 March 2003 with the eCash
     Holdings  Pty  Limited   investing   A$1  share  capital  at  the  date  of
     incorporation acquiring a 100% interest.

     Custom Cash Pty Limited  was  incorporated  on 18 March 2003 with the eCash
     Holdings  Pty  Limited   investing   A$1  share  capital  at  the  date  of
     incorporation acquiring a 100% interest.

     eCash Pty Limited was incorporated on 24 July 2003 with eCash Holdings Pty Ltd investing $1 share capital at the date of incorporation acquiring 100% interest.

     eCash Management Pty Limited was incorporated on 12 September 2002 with eCash Holdings Pty Limited investing A$1 share capital at the date of incorporation acquiring 100% interest.

(2) Income Taxes

     Total income tax (expense) credit for the years ended August 31, 2006 and June 30, 2006 consist of:

                                             Current            Deferred           Total

     Year ended August 31, 2006: A$              (19,800)                 -            (19,800)
                                        ================== ================== ==================
     Year ended June 30, 2006:   A$             (591,480)          (356,175)          (947,655)
                                        ================== ================== ==================

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(2) Income Taxes (cont)

     Income tax expense was A$19,800 for the period ended August 31, 2006 and A$947,655 for the year ended June 30, 2006 and differed from the amounts computed by applying the Australian federal income tax rate of 30% (June 2006: 30%) to pre tax income as a result of the following:

                                                                     August 2006          June 2006
                                                                  ------------------- -------------------
          Computed "expected" tax expense/(credit)          A$
                                                                              19,800            947,741
          Computed "expected" tax expense/(credit) of not
          deductible                                                               -              2,155
                                                                  ------------------- -------------------
          Computed "expected" tax expense/(credit) of
          consolidated tax group
                                                                                   -            949,896
          Timing differences reversal                                              -             (2,241)
          Tax losses and timing differences (previously
          not recognised / brought to account)
                                                                                   -                  -
          Increase (reduction) in income taxes resulting
          from other net misc items                                                -                  -
                                                                  ------------------- -------------------
                                                            A$                19,800            947,655
                                                                  =================== ===================

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August
     31, 2006 and 30 June 2006 are presented below.

                                                                                         August 2006          June 2006
                                                                                          At 30% Tax         At 30% Tax
                                                                                             Rate               Rate
          Deferred tax assets:
                  Accounts receivable principally due to allowance for
                  doubtful accounts                                          A$                        -                  -
                  Employee leave entitlements                                                     28,816             28,816
                  Bonus provision                                                                 33,000             33,000
                  Unrealised Foreign exchange (gains) / losses                                    (2,962)            (2,962)
                  Tax losses previously not brought to account                                         -                  -
                                                                                      ------------------- ------------------
                       Deferred tax assets- gross                                                 58,854             58,854
                                                                                      ------------------- ------------------
                       Less valuation allowance                                                        -                  -
                                                                                      ------------------- ------------------
                       Net deferred tax asset                                                     58,854             58,854
                                                                                      =================== ==================

     In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realised. The ultimate realisation of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

                     eCash Holdings Pty Ltd and subsidiaries

                   Notes to Consolidated Financial Statements

(3) Pension and Other Post retirement Benefits

     The Company contributed to a defined contribution superannuation fund on behalf of its employees. Contributions are based upon Australian statutory minimum percentages of salary plus any additional contributions included in employee's employment agreement. The consolidated entity contributed A$5,845 during period ended August 31, 2006 (June 2006: A$35,680). There were no contributions outstanding at year-end.

     The Company does not sponsor any other post employment benefits for its employees.

(4) Accrued Liabilities

                                               August 2006        June 2006
          Accrued expenses               A$            165,713          123,167
          Deferred income                               24,500          131,000
          Provision for employee leave                  96,052           96,052
                                             ------------------ ----------------
                                         A$            286,265          350,219
                                             ================== ================

(5) Cost of Goods Sold

                                               August 2006        June 2006
          Opening Inventory              A$            774,940          886,462
          Add
          Purchases                                    606,370        3,474,894
          Freight and other charges                     11,605          454,638
                                             ------------------ ----------------
                                                     1,392,915        4,815,994
          Less
          Ending Inventory                            (858,138)        (774,940)
                                             ------------------ ----------------
          Cost of Goods Sold             A$            534,777        4,041,054
                                             ================== ================

          Continuing                                   534,777        3,283,678
          Discontinued                                       -          757,376
                                             ------------------ ----------------
          Cost of Goods Sold             A$            534,777        4,041,054
                                             ================== ================

(6) Commitments

                   Non cancellable operating lease commitments

     The company and consolidated entity have no operating lease commitments.

(7) Related parties

     The company was 35% owned by Global Payments Technology, Inc., is 35% owned by the private trust of the Managing Director of the Global Payment Technology Australia Pty Limited, and is 30% owned by the Marketing Director of Global Payment Technology Australia Pty Limited. Global Payments Technology, Inc. disposed of its interest on 25 August 2006.

     During the period the Group had purchases from Global Payment Technologies Australia Pty Limited totalling A$0 (June 2006: A$1,836). An amount of A$0 (June 2006: A$0) is included in Trade accounts payable at balance date. In addition the Group owed Global Payment Technologies Australia Pty Ltd A$82,908 (June 2006: A$67,139).

     Global Payment Technologies Australia Pty Limited, a related party, paid salary, rental and other administrative costs on behalf of the consolidated entity. These costs were recharged through the intercompany loan accounts.

     The company paid salary, rental and other administrative costs on behalf of
     its  controlled   entities.   These  amounts  were  recharged  through  the
     intercompany accounts.

     There were no other transactions with related parties.

                     eCash Holdings Pty Ltd and subsidiaries

                   Notes to Consolidated Financial Statements

(8)  Discontinued Operations

     During the 30 June 2006 financial year the group disposed of its ATM rental business.

     The company had the following income and expenditure during the year ended 30 June 2006:

                                                                                            June 2006

Sales (including rebate income)                                                  A$                657,665
Cost of goods sold (including rebates and other direct costs)
                                                                                                  (757,376)
                                                                                        -------------------
                        Gross profit / (loss)                                                      (99,711)

Selling, general and administrative expenses                                                      (486,405)
                                                                                        -------------------
                        Operating income/(loss)                                                   (586,116)

Other income / (expense):
        Profit on sale of business                                                               3,335,839
        Other income                                                                                     -
        Interest revenue                                                                            12,220
                                                                                        -------------------
                    Income/(loss) before income taxes                                            2,761,943
                                                                                        ===================

     The discontinued business did not have any assets and liabilities at 30 June 2006.

                                                                     Schedule II

               Column A                     Column B       Column C      Column D          Column E
---------------------------------------  --------------   -----------  ------------       ----------
                                           Balance at     Charged to   Deductions -        Balance
                                           beginning       costs and                        at end
              Description                  of period       expenses                       of period
---------------------------------------  --------------   -----------  ------------       ----------
Allowance for doubtful
  Accounts::
    September 30, 2004                  $          234   $       102  $         86  (a)  $      250
    September 30, 2005                             250            47           145  (a)         152
    September 30, 2006                             152            61            54  (a)         159

Warranty Reserve
    September 30, 2004                             346           198           246  (b)         298
    September 30, 2005                             298           176           206  (b)         268
    September 30, 2006                             268           161           120  (b)         309


(a)  Write-off of accounts.

(b)  Expenses incurred under warranty obligation.