Form 10-Q
period 2006-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2007-02-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006
                               -----------------
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             11-2974651
--------------------------------                            --------------------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

 425B Oser Avenue, Hauppauge, New York                              11788
 -------------------------------------                      --------------------
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

     Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerate filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     Yes [ ]   No [X]

As of February 10, 2007, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----


PART I. FINANCIAL INFORMATION
------- ---------------------
                                                                     Page Number
                                                                     -----------
  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2006
           (unaudited) and September 30, 2006                                3

          Condensed Consolidated Statements of Operations (unaudited)
           - Three Months ended December 31, 2006 and 2005                   4

          Condensed Consolidated Statements of Cash Flows (unaudited)
           - Three Months ended December 31, 2006 and 2005                   5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                   6 - 13

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          14 - 17

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        18

  Item 4. Controls and Procedures                                           18


PART II. OTHER INFORMATION
-------- -----------------

  Item 6. Exhibits                                                          19


SIGNATURES                                                                  19
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ------ ------- ------------------
                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------
Item 1.  Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                    (Amounts in thousands, except share data)
                    -----------------------------------------

                                                     December 31,  September 30,
                                                     ------------  -------------
                                                         2006           2006
                                                     ------------  -------------
                                                     (Unaudited)
ASSETS
------
  Current Assets:
    Cash and cash equivalents                        $     1,248   $      2,270
    Cash held in escrow                                      280            280
    Accounts receivable, less allowance for doubtful
     accounts of $167 and $159, respectively               3,100          2,065
    Inventory, net                                         4,579          5,040
    Prepaid expenses and other current assets                239            218
                                                     ------------  -------------
        Total current assets                               9,446          9,873

    Property and equipment, net                            1,094          1,249
    Capitalized software costs, net                          443            561
                                                     ------------  -------------

  Total assets                                       $    10,983   $     11,683
                                                     ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Borrowing under debt facility                    $       851   $          -
    Current portion of long-term debt                         61             60
    Accounts payable                                       1,351          1,497
    Accrued expenses and other current liabilities         1,075          1,249
                                                     ------------  -------------
        Total current liabilities                          3,338          2,806

    Long-term debt                                            24             40
                                                     ------------  -------------
        Total liabilities                                  3,362          2,846
                                                     ------------  -------------

  Shareholders' equity:
    Common stock, par value $0.01; authorized
     20,000,000 shares; issued 6,497,185 shares               65             65
    Additional paid-in capital                            13,667         13,609
    Accumulated (deficit)                                 (4,682)        (3,433)
    Accumulated other comprehensive income                    70             95
                                                     ------------  -------------
                                                           9,120         10,336
    Less: Treasury stock, at cost, 278,984 shares         (1,499)        (1,499)
                                                     ------------  -------------
        Total shareholders' equity                         7,621          8,837
                                                     ------------  -------------

  Total liabilities and shareholders' equity         $    10,983   $     11,683
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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)
                                   -----------

                                                          Three Months ended
                                                              December 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
                                                        (Amounts in thousands,
                                                            except share and
                                                             per share data)

Net sales
  Non-affiliates                                      $     3,964   $     2,613
  Affiliates                                                    -         1,292
                                                      ------------  ------------
                                                            3,964         3,905

  Cost of sales                                             3,252         3,220
                                                      ------------  ------------

  Gross profit                                                712           685

  Operating expenses                                        1,950         1,705
                                                      ------------  ------------

  (Loss) from operations                                   (1,238)       (1,020)
                                                      ------------  ------------

  Other (expense) income:
    Equity in income of unconsolidated affiliates               -           223
    Interest (expense) income, net                             (9)            9
                                                      ------------  ------------
  Total other (expense) income, net                            (9)          232
                                                      ------------  ------------

  (Loss) before provision for income taxes                 (1,247)         (788)

  Provision for income taxes                                    2             2
                                                      ------------  ------------

  Net (loss)                                          $    (1,249)  $      (790)
                                                      ============  ============

  Net (loss)  per share:
    Basic                                             $     (0.20)  $     (0.13)
                                                      ============  ============
    Diluted                                           $     (0.20)  $     (0.13)
                                                      ============  ============

  Common shares used in computing net (loss) per
   share amounts:
    Basic                                               6,218,201     6,218,201
                                                      ============  ============
    Diluted                                             6,218,201     6,218,201
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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                          Three Months ended
                                                              December 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
                                                           (Dollar amounts
                                                             in thousands)

OPERATING ACTIVITIES:
  Net (loss)                                          $    (1,249)  $      (790)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Equity in income of unconsolidated affiliates               -          (223)
    Depreciation and amortization                             302           303
    Provision for losses on accounts receivable                13            10
    Provision for inventory obsolescence                       39            39
    Fair value of stock options granted                        58            10
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable           (1,060)          591
      Decrease in accounts receivable from affiliates           -           599
      Decrease in inventory                                   409            34
      (Increase) decrease in prepaid expenses and
       other assets                                           (37)            8
      Decrease in income taxes receivable                       -            25
      (Decrease) in accounts payable                         (146)         (889)
      (Decrease) in accrued expenses and other current
       liabilities                                           (176)         (245)
      Increase in income taxes payable                          2             2
                                                      ------------  ------------
NET CASH (USED IN) OPERATING ACTIVITIES                    (1,845)         (526)
                                                      ------------  ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                         (13)          (62)
  Distributions from unconsolidated affiliates                  -           574
                                                      ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (13)          512
                                                      ------------  ------------

FINANCING ACTIVITIES:
  Repayments of long term debt                                (15)          (10)
  Net borrowing from debt facility                            851
                                                      ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           836           (10)
                                                      ------------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,022)          (24)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,270         3,108
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     1,248   $     3,084
                                                      ============  ============

CASH PAID DURING THE PERIOD FOR:
  Interest                                            $        13   $         2
                                                      ============  ============
  Income Taxes                                        $         -   $         -
                                                      ============  ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2006 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

As of December 31, 2006, the Company had $851,000 outstanding on the LOC with Laurus. The Company has had continuing discussions with various financial institutions to replace the current line of credit. On February 8, 2007 Laurus agreed to a 60 day extension of the LOC for a 1% fee of $25,000. All other terms and conditions will remain the same. The line now expires on May 16, 2007. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. If the Company cannot replace its line of credit with Laurus prior to the extended expiration date, it may be required to repay all amounts due under the LOC. Under those circumstances, the Company would have to stop its research and development costs and significantly curtail its operations and reduce its costs and expenses, which would have an adverse impact on our liquidity and operations.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R, with respect to these options. Any option grants since then would result in compensation expense.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS
No. 123R. The Company's consolidated financial statements as of and for the three months ended December 31, 2005 and 2006 reflect the impact of SFAS No. 123R. In the three months ended December 31, 2006 and 2005, the Company recorded share-based compensation for options attributable to employees, officers and directors of $58,000, or $0.01 per share and $12,000, or $.00 per share, respectively, which is included in the Company's net loss for the period.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006


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

A summary of the Company's stock option plans activity as of December 31, 2006 and changes during the three months then ended is as follows:

                                                        Weighted
                                           Weighted     average      Aggregate
                                            average    remaining     intrinsic
                                           exercise   contractual      value
                                 Shares      price   term (years) (in thousands)
                               ---------- ---------- ------------ --------------
Outstanding, October 1, 2006    1,290,550 $    3.12
  Granted                               -         -
  Exercised                             -         -
  Forfeited                        (8,030)     4.09
  Expired                               -         -
Outstanding, December 31, 2006  1,282,520 $    3.11          5.1  $          -
Vested or expected to vest,
 December 31, 2006              1,282,520 $    3.11          5.1  $          -
Exercisable, December 31, 2006    535,853 $    4.39          4.1  $          -

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates and dividends, if any. The expected term of the options is calculated using the midpoint of the vesting date and the expected life of the grant. The expected volatility is derived from the historical volatility of the Company's stock for a period that matches the expected life of the option. The risk-free rate interest rate is the yield from a treasury bond or note that is comparable in term to the expected life of the option. Option forfeiture rates are based on the Company's historical forfeiture rates. Expected dividends are based on the Company's history and the likelihood of future dividends.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006


Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of December 31, 2006, there was $446,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

The weighted-average grant-date fair value of options granted for the three months ended December 31, 2005 was $1.00.

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                          Three Months Ended
                                          ------------------
                                             December 31
                                             -----------
                                                2005
                                             -----------
Expected volatility                             40.5%
Weighted-average volatility                     40.5%
Expected dividends                               0.0%
Expected term (in years)                         3.5
Risk-free interest rate                         4.55%


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $673,000 and $659,000, as of December 31, 2006 and September 30, 2006, respectively, consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in (loss) from operations.


NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                              (in thousands)
                                        December 31,    September 30,
                                            2006            2006
                                        ------------    -------------

Raw Materials                           $     3,948     $      4,104
Work-in-process                                 143              358
Finished Goods                                  488              578
                                        ------------    ------------
                                        $     4,579     $      5,040
                                        ============    =============

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006


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

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At December 31, 2006 and September 30, 2006, $851,000 and $0 were outstanding, respectively, under the LOC.

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

As of September 30, 2006 the Company accounted for the registration rights agreements as separate free-standing financial instruments and accounted for the liquidated damages provisions therein as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Accordingly, the liability was recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and was revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2006 no liability was outstanding as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

On December 21, 2006, the Financial Accounting Standards Board ("FASB") Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP") was issued. The FSP specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies" and that such arrangement is not subject to SFAS No. 133. Accordingly, a liability would be recognized at the time a payment under the arrangement becomes probable and can be reasonably estimated. The Company adopted the FSP effective October 1, 2006. Adoption of the FSP had no effect on the company's financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006


In May 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at December 31, 2006 and September 30, 2006 was $65,000 and $76,000, respectively.

In March 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at December 31, 2006 and September 30, 2006 was $20,000 and $24,000, respectively.

Outstanding debt with respect to the capital leases as of December 31, 2006 and September 30, 2006 is as follows (in thousands):


                                     December 31, 2006     September 30, 2006
                                    -------------------   --------------------

Total debt                          $               89    $               106
Less amount representing interest                   (4)                    (6)
                                    -------------------   --------------------
Net                                                 85                    100
Less current portion                               (61)                   (60)
                                    -------------------   --------------------
Long-term debt                      $               24    $                40
                                    ===================   ====================


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

NOTE G - COMPREHENSIVE INCOME (LOSS)
------------------------------------

Comprehensive income (loss) is the total of net (loss) income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive (loss) is as follows:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006


                                                       (in thousands)
                                               Three months ended December 31,
                                                 2006                   2005
                                               ---------               -------
Net (loss)                                     $ (1,249)               $ (790)
Other comprehensive (loss) income (a)               (25)                   17
                                               ---------               -------
Comprehensive (loss)                           $ (1,274)               $ (773)
                                               =========               =======

(a) Translation adjustments related to the Company's investments in affiliates.


NOTE H - NET INCOME (LOSS) PER COMMON SHARE
-------------------------------------------

Net income (loss) per common share amounts (basic EPS) are computed by dividing net income (loss) by the weighted average number of common stock shares, excluding any potential dilution. Net income (loss) per common share amounts, assuming dilution (diluted EPS), are computed by reflecting the potential dilution from the exercise of stock options and stock warrants and the conversion into common stock of convertible loans. For the three months ended December 31, 2006 and 2005, potentially dilutive shares were not included in EPS because including them would be anti-dilutive. Potentially dilutive shares are as follows:

                                                       (in thousands)
                                               Three months ended December 31,
                                               2006                     2005
                                              -------                  -------

Stock options                                  1,283                    1,104
Stock warrants                                   200                      200
Convertible Debt                                 200                        -
                                              -------                  -------
Total                                          1,683                    1,304
                                              =======                  =======


NOTE I - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's two former Australian affiliates, the interests in which were sold effective August 31, 2006, is included in the accompanying 2005 financial statements based on the affiliates' results for the three months ended September 30, 2005. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $58,000 for the three months ended December 31, 2005. The Company increased its equity in income of unconsolidated affiliates by $165,000, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that have been recognized by these affiliates during such period.


Summarized financial information for the two former Australian affiliates, in which the Company had a 50% and 35% non controlling interest at December 31, 2005, is as follows:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006

All figures are in U.S. dollars (in thousands).

                               Three Months Ended
                                  September 30,
                                       2005
                               ------------------

Net sales                      $           3,951
Operating income                             214
Net income                                   163


NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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


NOTE K - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2006 through December 31, 2006:

                                         (in thousands)
                                             Amount
                                         --------------
Beginning Balance as of October 1, 2006  $        309
Deduct: Payments                                   (3)
Add: Provision                                      0
                                         --------------
Ending Balance as of December 31, 2006   $        306
                                         ==============


NOTE L - SHAREHOLDERS' EQUITY
-----------------------------

The Company charged $58,000 and $12,000 to operations during the three months ended December 31, 2006 and 2005, respectively, representing the fair value of stock options earned by officers during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.

NOTE M - CONCENTRATIONS
-----------------------

The Company's largest customers for the three months ended December 31, 2006 and 2005 represent the following percentages of net sales:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2006

                                 (in thousands)
                        Three months ended December 31,
                            2006              2005
                        ------------      --------------
Net sales:
   Customer A                    40%                 33%
   Customer B                     *                  14%

                        December 31,      September 30,
                           2006               2006
                        ------------      --------------
Accounts Receivable:
   Customer A                    72%                 80%

* Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A was the Company's former unconsolidated affiliate in Australia, which interest was sold in the fourth quarter of fiscal 2006.




NOTE N - SUBSEQUENT EVENTS
--------------------------

On January 17, 2007, the Company received a notice from the NASDAQ Stock Market (the "Notice") that it was no longer in compliance with the minimum $10,000,000 stockholders' equity requirement for continued listing on the NASDAQ Global Market set forth on Marketplace Rule 4450 (a)(3). The Notice requested that the Company provide on or before February 1, 2007, a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements. NASDAQ subsequently extended the response time to February 8, 2007.

On February 8, 2007 the Company filed an application to transfer its listing from the NASDAQ Global Market to the NASDAQ Capital Market. The Company's ticker symbol will remain the same.

                        Global Payment Technologies, Inc.
                                December 31, 2006


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Recent Developments

On January 17, 2007, the Company received a notice from the NASDAQ Stock Market (the "Notice") that it was no longer in compliance with the minimum $10,000,000 stockholders' equity requirement for continued listing on the NASDAQ Global Market set forth on Marketplace Rule 4450 (a)(3). The Notice requested that the Company provide on or before February 1, 2007, a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements. NASDAQ subsequently extended the response time to February 8, 2007. On February 8, 2007 the Company filed an application to transfer its listing from the NASDAQ Global Market to the NASDAQ Capital Market. The Company's ticker symbol will remain the same.

Three months ended December 31, 2006 compared with three months ended December 31, 2005

Sales

Net sales increased by 1.5%, or $59,000 to $3,964,000 in the three months ended December 31, 2006 as compared with $3,905,000 in the comparative prior-year period. Gaming sales for the three months ended December 31, 2006 were $3,312,000 or 83.5% of sales as compared with $3,132,000 or 80.2% of sales, in the prior period. Beverage and vending sales for the three months ended December 31, 2006 were $652,000 or 16.5% of sales as compared with $773,000 or 19.8% of sales in the prior year period. Sales increased in the Australian market as sales conditions began to improve, partially offset by lower sales into the Russian market which reflected the continued impact of government regulations. Sales continued to shift to the newer products. SA-4 validator unit sales increased by in excess of 122% as compared with the prior year period. Unit sales of the Aurora validator decreased by 53% as compared with the prior year period in which the Company discounted prices to reduce inventory in the Aurora line.

Gross Profit

Gross profit increased to $712,000 or 18.0% of net sales in the three months ended December 31, 2006 as compared with $685,000 or 17.5% of net sales, in the comparative prior-year period. The Company operates in a facility which has excess capacity and the gross profit percentage will continue to be adversely affected based on its relationship to unit sales as well as impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs.

Operating Expenses

Operating expenses increased to $1,950,000 or 49.2% of net sales as compared with $1,705,000 or 43.7% of net sales in the comparative prior-year period. Additional research and development costs, including outside consulting expenses, related to the Company's new products planned to be released this year was the primary reason for the increase. For the three months ended December 31, 2006, the Company charged $58,000 to operations representing the fair value of stock options earned by employees, officers and directors as compared to $12,000 in the comparable prior-year period. These increases were partially offset by lower warranty expense and the effect of currency fluctuations as a result of a weaker US dollar.

                        Global Payment Technologies, Inc.
                                December 31, 2006


Other (Expense)Income

During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to third-party end users (customers). Included in the results of operations for the three months ended December 31, 2005 are the Company's share of net profits of these affiliates of $223,000, which includes $165,000 of the Company's proportionate share of the related gross profit on products sales to its affiliates which have been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $58,000.

Interest expense increased to $9,000 as compared to interest income of $9,000 in the comparable prior-year period which reflected the costs of borrowing on the Minimum Borrowing Note.


Income Taxes

The effective rate was 0.2% as compared with 0.3% in the prior year period. The Company provided a full valuation allowance against its deferred income tax assets which is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net (loss)

Net (loss) for the quarter ended December 31, 2006 was ($1,249,000) or ($0.20) per share, as compared with ($790,000) or ($0.13) per share in the comparative prior-year period.


Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At December 31, 2006, the Company's cash and cash equivalents were $1,248,000 as compared with $2,270,000 at September 30, 2006. A significant portion of the Company's cash balance in the amount of $673,000 and $659,000, as of December 31, 2006 and September 30, 2006,
respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has $280,000 of cash held in escrow as a result of its sale on September 2, 2006 of the Company's 50% interest in Global Payment Technologies Australia Pty Ltd. The escrow will be released on the one year anniversary of the transaction if, including among other things, the Company satisfies its obligations under a new distribution agreement with GPTA. The Company's credit facility with Laurus discussed below will expire on March 17, 2007. As of December 31, 2006, the Company had $851,000 outstanding on the LOC. The Company has had continuing discussions with various financial institutions to replace the current line of credit. On February 8, 2007 Laurus agreed to a 60 day extension of the LOC for a 1% fee of $25,000. All other terms and conditions will remain the same. The line now expires on May 16, 2007. The Company believes but has no assurance that it will replace this line. The Company believes that with its current cash balances and the funds available under a replacement line of credit if obtained, there would be sufficient resources to meet its obligations as they become due and permit continuation of operations for the next 12 months. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. If the Company cannot replace its line of credit with Laurus prior to the extended expiration date, it may be required to repay all amounts due under the LOC. Under those circumstances, the Company would have to stop its research and development costs and significantly curtail its operations and reduce its costs and expenses, which would have an adverse impact on our liquidity and operations.

                        Global Payment Technologies, Inc.
                                December 31, 2006


On March 16, 2004, the Company entered into a Security Agreement with Laurus Master Fund Ltd. ("Laurus") which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory.
Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At December 31, 2006, $851,000 was outstanding under the LOC.

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

On December 21, 2006, FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP") was issued. The FSP specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies" and that such arrangement is not subject to SFAS No. 133. Accordingly, a liability would be recognized at the time a payment under the arrangement becomes probable and can be reasonably estimated. The Company adopted the FSP effective October 1, 2006. Adoption of the FSP had no effect on the Company's financial statements.

Net cash used by operating activities was ($1,845,000) in the three months ended December 31, 2006. This amount is due to a net loss for the period, adjusted for non-cash items of $412,000, increased accounts receivable of ($1,060,000) as a result of increased sales to its Australian distributor on net terms of 90 days, increased prepaid expenses and other assets of ($37,000), decreased accounts payable of ($146,000) and decreased accrued expenses and other current liabilities of ($176,000) offset, in part, by decreased inventory of $409,000 and increased income tax payable of $2,000. Net cash used by operating activities was ($526,000) in the three months ended December 31, 2005. This amount is due to a net loss for the period, adjusted for non-cash items, of ($651,000), decreased accounts payable of $889,000, and decreased accrued expenses of $245,000, offset, in part, by decreased accounts receivable of
$1,190,000, primarily due to lower sales in this period combined with a continued steady collections of prior accounts receivable, decreased prepaid expenses and other assets of $8,000, decreased inventory of $34,000, decreased income taxes receivable of $25,000 and increased income taxes payable of $2,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. The Company granted 90 day payment terms to its Australian distributor.. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

                        Global Payment Technologies, Inc.
                                December 31, 2006


Cash (used in) provided by investing activities for the three months ended December 31, 2006 amounted to ($13,000) as compared with $512,000 in the prior-year period. The Company received dividend distributions from its Australia affiliates of $574,000 in the three months ended December 31, 2005. Investments in property and equipment in the three months ended December 31, 2006 amounted to $13,000 as compared with $62,000 in 2005.

Cash provided by (used in) financing activities in the three months ended December 31, 2006 and 2005 includes net long term debt repayments of $15,000 and $10,000, respectively. The Company had net borrowings on its Line of Credit of $851,000 in the three months ended December 31, 2006.


At December 31, 2006, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                 (in thousands)
  Fiscal Year        Operating Lease         Debt Repayments
  -----------        ---------------         ---------------
     2007                        277                      49
     2008                         30                      40
  Thereafter                       -                       -
                     ---------------         ---------------
     Total           $           307         $            89
                     ===============         ===============


In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of December 31, 2006, purchase order commitments approximated $4.0 million and will be used for production requirements during fiscal 2006 and beyond.


Critical Accounting Policies
----------------------------

There were no changes in critical accounting policies since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2006.


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

                        Global Payment Technologies, Inc.
                                December 31, 2006


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There  have  been  no  material  changes  in  the  Company's   quantitative  and
qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2006.


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

                        Global Payment Technologies, Inc.
                                December 31, 2006



                           PART II. OTHER INFORMATION
                           -------- -----------------

Item 6. Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2 - Certification  of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32 -   Section 1350 Certifications (1)



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

                                               Global Payment Technologies, Inc.
                                               ---------------------------------

                                               By: /s/ William McMahon
                                                   -----------------------------
                                                   Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer
Dated: February 13, 2007