Form 10-K/A
period 2006-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2007-03-02
CIK 933020

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
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


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

Item 1A.        Risk Factors
--------        ------------

We have not been profitable for the past few years.
---------------------------------------------------

We have had a large decline in sales this year and we have not been profitable for the past few years. Our new product initiatives may not be enough to allow us to regain profitability.

Our line of credit expires in March 2007.
-----------------------------------------

We are dependent on our line of credit to provide funds for our working capital needs and our investment in new product development. If we are unable to renew or replace the line, we may be unable to continue with our new products and this could have a significant adverse effect on our revenue.

We are dependent on the paper currency validator and gaming market.
-------------------------------------------------------------------

In fiscal 2006, 79% of our sales were to the gaming market. Any significant technological advances to increased use of smart cards could cause a reduction in our revenues. Any changes in government regulations, as we experienced in Russia, could have an adverse effect on our revenue.

We are dependent on a small number of customers.
------------------------------------------------

In fiscal 2006, one customer accounted for 28% of our sales. The loss of this customer could have a significant adverse effect on our revenue.

Some product components have a long lead time.
----------------------------------------------

Some of our product components may take in excess of 12 weeks to obtain and a shortage of those parts may have a negative effect on our revenue.

We have a risk that some of our inventory may become obsolete.
--------------------------------------------------------------

We hold inventory for warranty and repairs and replacements. We also anticipate sales volumes from our customers due to lead times required to build inventory. There is a risk that orders may be less than anticipated for certain product models and that we may have excess inventory or inventory which becomes obsolete.

We may have difficulty competing with larger companies that offer similar products which may result in decreased revenue
----------------------------------------------

We believe that we have a very competitive product; however, many of our competitors have greater resources than we have and can invest more in product development and marketing or develop pricing strategies which may adversely effect our revenues.

We are dependent on management and our engineers and a loss of key employees could disrupt our business and our financial performance could suffer.
----------------------------------------------------------------------

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

Item 3.         Legal Proceedings
-------         -----------------

There are no material legal proceedings pending against the Company.

Item 4.         Submission of Matters to a Vote of Security Holders
-------         ---------------------------------------------------

Not applicable.

                                     PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder
-------         Matters and Issuer Purchases of Equity Securities
                -------------------------------------------------

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

Item 6.         Selected Financial Data
-------         -----------------------
FINANCIAL HIGHLIGHTS
(In thousands, except earnings per share)

Year Ended September 30           2002         2003         2004         2005         2006
------------------------------- ----------   ----------   ----------   ----------   ----------
Net sales                         $27,713      $26,076      $24,381      $25,886      $14,303
Net income (loss)                    (633)(1)   (5,677)(2)   (1,690)(3)     (573)      (4,143)(6)
Diluted earnings (loss) per
 share (4)                          (0.11)       (1.02)       (0.30)       (0.10)       (0.67)
Total assets (5)                   24,030       17,775       16,267       16,714       11,683
Long-term debt obligations              0            0        1,354           79           40
Stockholders' equity               17,026       11,677       11,107       13,371        8,837

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

QUARTERLY INFORMATION
(In thousands, except earnings per share)

Quarter Ended                        Dec. 31    Mar. 31    June 30   Sept. 30      Year
                                    ---------  ---------  ---------  ---------  ----------
Fiscal 2006
-----------
Net sales                             $3,905     $4,027     $3,165     $3,206     $14,303
Gross profit                             685        628        (18)       480       1,775
Net income (loss)                       (790)      (543)    (1,889)      (921)     (4,143)
Basic income (loss) per share          (0.13)     (0.09)     (0.30)     (0.15)      (0.67)
Diluted income (loss) per share(1)     (0.13)     (0.09)     (0.30)     (0.15)      (0.67)

Fiscal 2005
-----------
Net sales                             $7,752     $7,945     $5,173     $5,016     $25,886
Gross profit                           2,024      2,336      1,261      1,246       6,867
Net income (loss)                        180       (122)      (340)      (291)       (573)
Basic income (loss) per share           0.03      (0.02)     (0.05)     (0.05)      (0.10)
Diluted income (loss) per share(1)      0.03      (0.02)     (0.05)     (0.05)      (0.10)

(1) The weighted average shares outstanding used in the calculation of diluted loss per share, for periods in which the Company had a net loss, did not include potential shares outstanding because they were anti-dilutive.

Item 7.         Management's Discussion and Analysis of Financial Condition  and
                ----------------------------------------------------------------
                Results of Operations
                ---------------------

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

Fiscal year ended September 30, 2005 compared with September 30, 2004
---------------------------------------------------------------------

Sales

Net sales for fiscal 2005 increased by 6.2% to $25.886 million as compared with $24.381 million in fiscal 2004. This increase was due to increased sales of $3.821 million to the gaming market, primarily the result of increased demand from the Company's Australian affiliate and in Russia, offset by decreased sales of $2.316 million to the beverage and vending market, as a result of significant cigarette tax increases in Germany. Gaming sales for fiscal 2005 were $23.150 million, or 89.4% of sales, as compared with $19.304 million, or 79.2% of sales, in fiscal 2004. Beverage and vending sales for fiscal 2005 were $2.736 million, or 10.6% of sales, as compared with $5.077 million, or 20.8% of sales in fiscal 2004. Net sales to international customers accounted for 92.7% and 86.3% of net sales in fiscal 2005 and 2004, respectively .

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

Commitments:

At September 30, 2006, future minimum payments under non-cancelable leases and principal payments to be made for long-term debt maturing over the next five years are as follows in ($000):

                                 Operating Lease  Debt Repayments
                                 ---------------- ----------------
Fiscal year ended September 30:
   2007                                     $410              $60
   2008                                       30               40

                                 ---------------- ----------------
                                            $440             $100
                                 ================ ================

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

Item 9B.        Other Information
--------        -----------------

None.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant
--------        --------------------------------------------------

a)      Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name                   Age     Positions with the Company
----                   ---     --------------------------
Richard E. Gerzof       61     Director, Chairman of the Board (1) (2) (3)
Elliot  H. Goldberg     66     Director, Chairman of the Audit and Compensation
                                Committees (1) (2) (3)
William H. Wood         64     Director, Chairman of the Nominating Committee(3)
Stephen Nevitt          58     President/Chief Executive Officer, Director
Matthew Dollinger       62     Director (1) (2)
William McMahon         54     Vice President, Chief Financial Officer and
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

                                                                                                        Long-Term
                                                                 Annual Compensation                  Compensation
                                                                 -------------------                  ------------
           Name and Principal                                                                          Underlying
               Position                       Year              Salary           Bonus             Securities Options
           ------------------                 ----              ------           -----             ------------------
Stephen H. Nevitt (1)...........               2006           $251,800            ---                   500,000
          President and Chief
          Executive Officer

William McMahon (2).........                   2006            $88,000            ---                   250,000
          Vice President and
          Chief Financial Officer

Thomas Oliveri (1)..................           2006           $264,000            ---                       ---
         Executive Vice President and          2005            231,000         15,000                    15,000
         Chief Operating  Officer              2004            200,000            ---                   100,000

Thomas McNeill (2)..................           2006            100,187            ---                       ---
         Vice President, Chief                 2005            171,000          4,000                       ---
         Financial Officer                     2004            161,000         10,000                    25,000

(1) Effective November 2005, Mr. Nevitt replaced Mr. Oliveri as President and Chief Executive Officer and Mr. Oliveri assumed the positions of Executive Vice President and Chief Operating Officer.

(2) Effective April 17, 2006, Mr. McMahon replaced Mr. McNeill as Vice President and Chief Financial Officer.

b)   Option Grants in Last Fiscal Year (Individual Grants)

                                                                                      Potential Realizable Value
                                               % of Total                              at Assumed Annual Rates of
                      Number of Securities   Options Granted  Exercise                 Stock Price Appreciation
                        Underlying Options   to Employees in    Price    Expiration         for Option Term
         Name                Granted           Fiscal Year    ($/Share)      Date            At 5% At 10%
         ====         ====================   ===============  =========  ==========   ===========================
    Stephen Nevitt         250,000 (1)            30.1%        $2.85      11/6/2012     $290,059     $675,961
    Stephen Nevitt         250,000 (2)            30.1%        $2.18      11/6/2012     $185,352     $420,501
     William McMahon       250,000 (3)            30.1%        $1.90      4/16/2013     $193,373     $450,641

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


c)      Aggregated Option Exercises and Fiscal Year End Option Values

                                  Shares                Number of Securities
                                 Acquired              Underlying Unexercised         Value of Unexercised
                                    on                        Options at              In-the-Money Options
                                  Exercise    Value      September 30, 2006          September 30, 2006(1)
                Name                (#)    Realized($)Exercisable/Unexercisable    Exercisable/Unexercisable
=================================================================================================================
            Stephen Nevitt             ---        ---     14,333       507,167            $----             ----
-----------------------------------------------------------------------------------------------------------------
            William McMahon            ---        ---                  250,000            $----             ----
-----------------------------------------------------------------------------------------------------------------

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

The following chart summarizes the stock options granted and cash compensation paid to directors for services rendered as directors during the 2006 fiscal year:

                        Options Cash
                       Granted  Compensation
                       -------  ------------
Richard E. Gerzof       23,500           $0
William H. Wood          3,500       21,000
Elliot H. Goldberg       6,500       16,050
Matthew Dollinger       21,500            0
Edward Seidenberg            0       15,400
------------------      --------- ---------
         Total          55,000      $52,450
                        ========= =========

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management
                --------------------------------------------------------------
                and Related Stockholder Matters
                -------------------------------

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

                                                            Amount and Nature
                                                              Of Beneficial                  Percentage of
                Name and Address                               Ownership                Outstanding Shares Owned
                ----------------                            -----------------           ------------------------
Richard E. Gerzof.................................                 501,100(1)                    7.9%
   873 Remsens Lane
   Upper Brookville, NY  11771

William H. Wood...................................                 303,652(2)                    4.9%
   122 Burchwood Bay Cove
   Hot Springs, AK 71913

Stephen Nevitt....................................                 521,500(3)                    7.7%
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

William McMahon...................................                 250,000(4)                    3.9%
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788


Elliot Goldberg...................................                   7,500(5)                      *
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788

Matthew Dollinger.................................                  21,500(6)                      *
   c/o Global Payment Technologies, Inc.
   425B Oser Avenue
   Hauppauge, NY 11788


All directors and executive officers as a group
(6 persons).......................................               1,605,252(7)                   22.4%

--------------
*  Less than 1%

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

                                                                                      Number of securities remaining
                               Number of securities to be        Weighted-average      available for future issuance
                                 issued upon exercise of        exercise price of        under equity compensation
                              outstanding options, warrants    outstanding options,   plans (excluding securities in
                                       and rights              warrants and rights    the first column of this table)
                              ------------------------------   --------------------   -------------------------------
Equity Compensation plans               1,290,550                       $3.12                  1,448,485
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

          Notes to Consolidated Financial Statements (pages 48- 65)

     2.   Global   Payment   Technologies   Australia   Pty  Limited   Financial
          Statements:

          Report of Independent Registered Public Accounting Firms (page 66)

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

          Report of Independent Registered Public Accounting Firms (page 79)

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

          Notes to Financial Statements (pages 84-90)

     3.   Global  Payment  Technologies  eCash  Holdings  Pty Limited  Financial
          Statements: Report of Independent Registered Public Accounting Firms (page 91)

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

          Report of Independent Registered Public Accounting Firms (page 104)

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


(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File #333-30829).
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.
(3) Filed as an exhibit to the Company's Proxy Statement for the fiscal year ended September 30, 1999.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2004, filed with the SEC on March 18, 2004.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.
(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
(11)     Filed herewith* Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Global Payment Technologies, Inc.

                                        By:/s/Stephen Nevitt
                                           ------------------------------------
                                           Stephen Nevitt
                                           President and Chief Executive Officer

Date: January 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                              Title                   Date
         ---------                              -----                   ----

/s/Stephen Nevitt               President, Chief Executive Officer      January 12, 2007
---------------------------     and Director
Stephen Nevitt

/s/Richard Gerzof               Director, Chairman of the Board         January 12, 2007
---------------------------
Richard Gerzof

/s/William H. Wood              Director                                January 12, 2007
---------------------------
William H. Wood

/s/Elliot Goldberg              Director                                January 12, 2007
---------------------------
Elliot Goldberg

/s/Matthew Dollinger            Director                                January 12, 2007
---------------------------
Matthew Dollinger

/s/William McMahon              Vice President, Chief Financial         January 12, 2007
---------------------------     Officer and Principal Accounting
William McMahon                 Officer

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

      Consolidated Balance Sheets as of September 30, 2006 and 2005                                        F-2

      Consolidated Statements of Operations for each of the years in the three-year period ended
         September 30, 2006                                                                                F-3

      Consolidated Statements of Shareholders' Equity and Comprehensive Loss for each of the
         years in the three-year period ended September 30, 2006                                           F-4

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended
         September 30, 2006                                                                                F-5

      Notes to Consolidated Financial Statements                                                         48-65

Financial Statements of Global Payment Technologies Australia Pty Limited:(1)

Report of Independent Registered Public Accounting Firms                                                    66

      Balance Sheets as of August 31, 2006 and June 30, 2006                                                67

      Statement of Operations for the period ended August 31, 2006 and year ended
      June 30, 2006                                                                                         68

      Statements of Stockholders' Equity for period ended August 31, 2006 and year
      ended June 30, 2006                                                                                   69

      Statements of Cash Flows for period ended August 31, 2006 and year ended
      June 30, 2006                                                                                         70

      Notes to Financial Statements                                                                      71-78


Report of Independent Registered Public Accounting Firms                                                    79

      Balance Sheets as of June 30, 2006 and 2005                                                           80

      Statements of Operations for each of the years in the three-year period ended
         June 30, 2006                                                                                      81

      Statements of Stockholders' Equity for each of the years in the three-year period
         ended June 30, 2006                                                                                82

      Statements of Cash Flows for each of the years in the three-year period ended
         June 30, 2006                                                                                      83

      Notes to Financial Statements                                                                      84-90

  Financial Statements of Global Payment Technologies eCash Holdings Pty Limited::(1)

  Report of Independent Registered Public Accounting Firms                                                  91

      Consolidated Balance Sheets as of June 30, 2006                                                       92

      Consolidated Statements of Operations for year ended June 30, 2006                                    93

      Consolidated Statements of Stockholder's Equity for the year ended June 30, 2006                      94

      Consolidated Statements of Cash Flows for the year ended June 30, 2006                                95

      Notes to Consolidated Financial Statements                                                        96-103


  Report of Independent Registered Public Accounting Firms                                                 104

      Consolidated Balance Sheets as of August 31, 2006 and June 30, 2006                                  105

      Consolidated Statements of Operations  for the period ended August 31, 2006
      and June 30, 2006                                                                                    106

      Consolidated Statements of Stockholder's Equity for the period ended
      August 31, 2006 and June 30, 2006                                                                    107

      Consolidated Statements of Cash Flows for the period ended
      August 31, 2006 and June 30, 2006                                                                    108

      Notes to Consolidated Financial Statements                                                       109-116
       Additional Financial Information Pursuant to the Requirements of Form 10-K:

       Schedule II - Valuation and Qualifying Accounts and Reserves                                        117

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

(1)Included pursuant to Reg. S-X, Rule 3-09

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


/s/ Eisner LLP
New York, New York
January 11, 2007

                                  GLOBAL PAYMENT TECHNOLOGIES, INC.
                                     Consolidated Balance Sheets
                                     September 30, 2006 and 2005
                          (Dollar amounts in thousands, except share data)

                               Assets                                     2006             2005
                                                                      --------------  ---------------
Current assets:
  Cash and cash equivalents                                          $        2,270  $         3,108
  Cash held in escrow                                                           280                -
  Accounts receivable, less allowance for doubtful accounts
    of $159 and $152, respectively                                            2,065            1,386
  Accounts receivable from affiliates                                             -            1,881
  Inventory, net                                                              5,040            5,109
  Prepaid expenses and other current assets                                     218              265
  Income taxes receivable                                                         -               25
                                                                      --------------  ---------------
          Total current assets                                                9,873           11,774
Investments in unconsolidated affiliates                                          -            2,219
Property and equipment, net                                                   1,249            1,688
Capitalized software costs, net                                                 561            1,033
                                                                      --------------  ---------------
          Total assets                                               $       11,683  $        16,714
                                                                      ==============  ===============
                Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                  $           60  $            38
  Accounts payable                                                            1,497            2,092
  Accrued expenses and other current liabilities                              1,249            1,134
                                                                      --------------  ---------------
          Total current liabilities                                           2,806            3,264

Long-term debt                                                                   40               79
                                                                      --------------  ---------------

          Total Liabilities                                                   2,846            3,343
                                                                      --------------  ---------------

Commitments (note 11)

Shareholders' equity:
  Common stock, par value $0.01. Authorized 20,000,000 shares;
    issued 6,497,185 shares                                                      65               65
  Additional paid-in capital                                                 13,609           13,446
  Retained earnings/(deficit)                                                (3,433)             710
  Accumulated other comprehensive income                                         95              649
                                                                      --------------  ---------------
                                                                             10,336           14,870
Less treasury stock, at cost, 278,984 shares                                 (1,499)          (1,499)
                                                                      --------------  ---------------
          Total shareholders' equity                                          8,837           13,371
                                                                      --------------  ---------------
          Total liabilities and shareholders' equity                 $       11,683  $        16,714
                                                                      ==============  ===============

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

                                      GLOBAL PAYMENT TECHNOLOGIES, INC.
                                    Consolidated Statements of Cash Flows
                               Years ended September 30, 2006, 2005, and 2004
                                        (Dollar amounts in thousands)
                                                                             2006        2005        2004
                                                                           ----------  ----------  ----------
Operating activities:
  Net loss                                                                $   (4,143) $     (573) $   (1,690)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Equity in income of unconsolidated affiliates                           (1,183)       (203)       (108)
      Gain on sale of investments in unconsolidated affiliates                  (307)          -         (78)
      Dividend distributions from unconsolidated affiliates                      574           -         206
      Depreciation and amortization                                            1,118       1,592       1,421
      Provision for losses on accounts receivable                                 61          47         102
      Provision for inventory obsolescence                                       567         300         237
      Share based compensation expense                                           163          36           -
      Amortization of debt discount                                               61         568         242
      Changes in operating assets and liabilities:
          (Increase) in cash held in escrow                                     (280)
          Decrease(increase) in accounts receivable                             (740)     (1,042)      1,744
          (Increase)decrease in accounts receivable from affiliates            2,416       1,866         163
          (Increase) decrease in inventory                                      (530)     (2,830)        746
          Decrease (increase) in prepaid expenses and
            other current assets                                                 (14)         42        (383)
          Decrease in income tax receivable                                       25          90          96
          (Decrease) increase in accounts payable                               (595)       (181)       (151)
          Increase (decrease) in accrued expenses
            and other liabilities                                                115        (146)       (600)
                                                                           ----------  ----------  ----------
              Net cash (used in) provided by operating activities             (2,692)       (434)      1,947
                                                                           ----------  ----------  ----------
Investing activities:
  Purchases of property and equipment                                           (176)       (340)       (347)
  Proceeds from sale of investments in unconsolidated affiliates               1,798           -         154
  Investments in unconsolidated affiliates                                         -           -         (51)
                                                                           ----------  ----------  ----------
              Net cash provided by (used in) investing activities              1,622        (340)       (244)
                                                                           ----------  ----------  ----------
Financing activities:
  Repayments of notes payable to bank                                            (48)        (63)     (1,868)
  Proceeds from issuance of convertible debt and warrants                          -           -       2,250
  Proceeds from the exercise of stock options                                      -         492         148
                                                                           ----------  ----------  ----------
              Net cash (used in) provided by financing activities                (48)        429         530
                                                                           ----------  ----------  ----------
              Net (decrease) increase in cash and
                 cash equivalents                                             (1,118)       (345)      2,233
Cash and cash equivalents at beginning of year                                 3,108       3,453       1,220
                                                                           ----------  ----------  ----------
Cash and cash equivalents at end of year                                  $    1,990  $    3,108  $    3,453
                                                                           ==========  ==========  ==========
Cash paid during the year for:
  Interest                                                                $        8  $       59  $      125
  Income taxes                                                                     -           7          11

Non cash financing activities:
  Discount on convertible note and increase in additional
  paid-in capital resulting from beneficial conversion feature            $        -  $        -  $      304

  Reduction of convertible notes and increase in common stock
  and additional paid-in capital due to conversion of notes               $        -  $    2,125  $        -

Non cash investing activities:
  Machinery acquired through capital lease                                $       31  $      130  $        -
  Proceeds from sale of investments in unconsolidated affiliates held in
   escrow                                                                 $      280  $        -  $        -
See accompanying notes to consolidated financial statements.

                                                                                            Schedule II
                                   GLOBAL PAYMENT TECHNOLOGIES, INC.
                             Schedule of Valuation and Qualifying Accounts
          Column A                Column B         Column C         Column D              Column E
----------------------------  ----------------  ---------------  ---------------      -----------------
                                 Balance at       Charged to      Deductions -             Balance
                                 beginning         costs and                               at end
        Description              of period         expenses                               of period
----------------------------  ----------------  ---------------  ---------------      -----------------
Allowance for doubtful
  accounts:
    September 30, 2004       $            234  $           102  $            86  (a) $             250
    September 30, 2005                    250               47              145  (a)               152
    September 30, 2006                    152               61               54  (a)               159

Warranty Reserve
    September 30, 2004                    346              198              246  (b)               298
    September 30, 2005                    298              176              206  (b)               268
    September 30, 2006                    268              161              120  (b)               309


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

     (c) Significant CustomersThe Company's largest customers for 2006, 2005, and 2004 represent the following percentages of net sales and accounts receivable, respectively:

                                   2006       2005       2004
                                 ---------- ---------- ----------
        Net sales:
          Customer A                28%        40%        34%
          Customer B                N/A        16%        N/A
          Customer C                N/A        N/A        11%
        Accounts receivable:
          Customer A                80%        58%        87%

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

Geographic Areas
The Company generated revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues by destination:

                                        Year ended September 30
                                    --------------------------------
                                      2006       2005       2004
                                    ---------- ---------- ----------
                                             (In thousands)
Domestic revenues (United States)  $    1,340 $    1,881 $    3,257
                                    ---------- ---------- ----------
International revenues:
  Australia                             3,292      9,509      7,647
  Europe                                5,225     11,207      9,516
  All others                            4,446      3,289      3,961
                                    ---------- ---------- ----------
                                       12,963     24,005     21,124
                                    ---------- ---------- ----------
           Total revenues          $   14,303 $   25,886 $   24,381
                                    ========== ========== ==========

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

     (o) Stock-Based CompensationEffective October 1, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised
          2004), Share Based Payment ("SFAS No. 123R"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No.
          25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

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

                                              2005           2004
                                            ----------     ----------
                                            (In thousands, except per
                                                   share data)
        Net loss:
          As reported                      $     (573)    $   (1,690)
          Deduct: Compensation expense
                 determined under FMV          (1,156) (a)      (475)
                                            ----------     ----------
          Pro forma                            (1,729)        (2,165)
        Net loss per common
          share - basic and diluted:
            As reported                    $    (0.10)    $    (0.30)
            Pro forma                           (0.29) (a)     (0.39)

     (a) Includes $652,000 ($.11 per share) from acceleration of vesting of outstanding options.

     (p) Comprehensive Income (Loss)SFAS No. 130, Reporting Comprehensive Income requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other nonowner changes in equity (or other comprehensive income
          (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. As of September 30, 2006 and 2005, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investments in foreign affiliates was $95,000 and $649,000, respectively, which is reflected in shareholders' equity in the accompanying consolidated balance sheets. In 2006, cumulative translation gains of $506,000 were transferred from accumulated other comprehensive income to operations in connection with the sale of the foreign affiliates.

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

(3)  Unconsolidated Affiliates

     Net sales to unconsolidated affiliates for fiscal year 2006, 2005 and 2004 and accounts receivable from unconsolidated affiliates as of September 30, 2006 and 2005 are as follows (in thousands):

                                                               Accounts receivable
                                                                 from affiliates
                                                          ----------------------------
                              Net sales - affiliates       September 30, September 30,
                         ---------------------------------
                           2006       2005        2004         2006          2005
                         ---------- ---------- ----------- ------------- -------------
Australia               $    3,552 $   10,338 $     8,183 $          -- $       1,881
Abacus-UK                       --          1          --            --            --
South Africa                    --         --         318            --            --
                         ---------- ---------- ----------- ------------- -------------
               Total    $    3,552 $   10,339 $     8,501 $          -- $       1,881
                         ========== ========== =========== ============= =============

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

                                    (in thousands)

                          June 30, 2005
                        ----------------
Current assets          $        10,686
Non-current assets                  509
Current liabilities               6,814
Non-current liabilities               -
Net assets                        4,381

                                 (in thousands)

                          Aug 31, 2006     June 30, 2006    June 30, 2005    June 30, 2004
                        ----------------  -------------------------------------------------
Net sales               $         1,963  $        11,635  $        14,245  $        13,892
Operating Income(Loss)               39             (747)            (340)             621
Net income                           61            1,746              429              483

(5)  Inventory

     The following is a summary of the composition of inventory:

                                September 30
                      ---------------------------------
                           2006              2005
                      ---------------   ---------------
                               (In thousands)
Raw materials        $         4,104   $         3,870
Work-in-progress                 358               470
Finished goods                   578               769
                      ---------------   ---------------
                     $         5,040   $         5,109
                      ===============   ===============

(6)  Property and Equipment, Net

     Major classifications of property and equipment are as follows:

                                                                    September 30
                                                          --------------------------------
                                       Useful lives            2006             2005
                                   --------------------   ---------------  ---------------
                                                                   (In thousands)
Leasehold improvements             Shorter of the
                                   life of the lease
                                   or useful life of
                                   asset                 $           266  $           266
Furniture and fixtures             3 - 7 years                       410              410
Machinery and equipment            3 - 10 years                    3,409            3,228
Tooling and Molds                  7 years                         1,839            1,839
Computer software                  5 years                         1,016            1,004
Computer hardware                  3 years                         1,071            1,052
                                                          ---------------  ---------------
                                                                   8,011            7,799
Less accumulated depreciation and
  amortization                                                    (6,762)          (6,111)
                                                          ---------------  ---------------
                                                         $         1,249  $         1,688
                                                          ===============  ===============

     Depreciation and amortization expense was $646,000, $916,000, and $830,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

(7)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                September 30
                                         2006                 2005
                                         ----                 ----
                                               (In thousands)

Accrued legal and accounting        $           132      $           112
Warranty costs                                  309                  268
Accrued commissions                               4                   22
Administrative and other                        804                  732
                                    ----------------     ----------------
                                    $         1,249      $         1,134
                                    ================     ================

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
                                               ============


Annual principal maturities for outstanding debt as of September 30, 2006 is as follows:

                                      Amount
                                    -----------
Fiscal year ended September 30:     (in thousands)
     2007                           $        60
     2008                                    40
                                    -----------
                                    $       100
                                    ===========

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

A summary of the Company's stock option plans activity as of September 30, 2006, and changes during the twelve months then ended is as follows:

                                                                  Weighted
                                                       Weighted    average    Aggregate
                                                       average    remaining   intrinsic
                                                       exercise  contractual    value
                                            Shares      price       term        (in
                                                                   (years)    thousands)
                                          ----------- ---------- ----------- -----------

Outstanding, October 1, 2005                 859,999      $4.77
    Granted                                  830,000       2.27
    Exercised                                      -          -
    Forfeited                               (377,949)      4.68
    Expired                                  (21,500)      8.69
                                          ----------- ----------
Outstanding, September 30, 2006            1,290,550      $3.12         5.3          $-
                                          =========== ========== =========== ===========
Vested or expected to vest, September'
 30, 2006                                  1,290,550      $3.12         5.3          $-
                                          =========== ========== =========== ===========
Exercisable, September 30, 2006              445,550      $4.67         3.4          $-
                                          =========== ========== =========== ===========

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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                  2006              2005
                             ----------------  ----------------
Expected volatility                 39% - 50%         43% - 62%
Weighted-average volatility             40.3%             49.0%
Expected dividends                       0.0%              0.0%
Expected term (in years)                 3.6               4.1
Risk-free interest rates                4.82%             4.18%


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
                          ===============  ===============  ================

Significant components of deferred tax assets and liabilities are as follows:

                                                      September 30
                                            --------------------------------
                                                 2006             2005
                                            ---------------  ---------------
                                                     (In thousands)
Deferred tax assets:
  Accounts receivable                      $            41  $            38
  Inventory                                            609              499
  Accrued expenses and other, net                      127              114

  Elimination of gross profit on sales
   to affiliates                                        --              218
  Tax NOL carryforwards                              3,425            2,369
                                            ---------------  ---------------
           Deferred tax asset                        4,202            3,238
Less: Valuation allowance (a) (b)                   (4,202)          (2,593)
                                            ---------------  ---------------
                                                        --              645
Deferred tax liability:
  Undistributed earnings of foreign
   affiliates                                          ---             (645)
                                            ---------------  ---------------
           Net deferred taxes              $            --  $            --
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

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                  Fiscal years ended September 30
                                         --------------------------------------------------
                                              2006             2005             2004
                                         ---------------  ---------------  ----------------
U.S. Federal statutory rate                      (34.0)%          (34.0)%           (34.0)%
State income taxes, net of federal
 effect                                                             (2.5)             (2.5)
All other, net                                                       5.1               4.5
Change in valuation allowance                      34.0             27.9              31.6
                                         ---------------  ---------------  ----------------
          Effective income tax rate                 0.0%           (3.5)%            (0.4)%
                                         ===============  ===============  ================

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

                                      ------------------
                                                  $ 440
                                      ==================

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



/s/ Pitcher Partners,
Sydney, Australia


11th January 2007

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                                 Balance Sheets

                        August 31, 2006 and June 30, 2006

                        Assets                                August 2006     June 2006
                                                            ------------------------------
Current assets:
   Cash and equivalents                                A$        3,024,562      2,405,739
   Trade accounts receivable, less allowances for
    doubtful accounts of A$10,000 in August 2006 and
    A$10,000 in June 2006                                        1,347,105      1,006,953
    Inventories                                                  2,707,513      3,513,694
   Income taxes receivable                                          20,263              -
   Receivable from affiliate                                        82,908         67,139
   Other current assets                                             74,212         74,466
                                                            ------------------------------
             Total current assets                                7,256,563      7,067,991
                                                            ------------------------------
Non current assets:
    Deferred income taxes                                          213,541        213,541
    Property, plant and equipment
       Machinery and equipment                                     392,312        381,802
       Less accumulated depreciation and amortization             (256,184)      (249,184)
                                                            ------------------------------
           Net property, plant and equipment                       136,128        132,618
                                                            ------------------------------
             Total non current assets                              349,669        346,159
                                                            ==============================
             Total assets                              A$        7,606,232      7,414,150
                                                            ==============================

         Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                             A$        1,786,612      1,643,659
    Income taxes payable                                                 -          4,357
    Accrued liabilities                                            788,147        768,472
                                                            ------------------------------
            Total current liabilities                            2,574,759      2,416,488
                                                            ------------------------------
            Total liabilities                                    2,574,759      2,416,488
                                                            ------------------------------

Commitments and contingencies (Note 1)

Stockholders' equity: Common stock
  Issued and outstanding 20,000 shares in 2006 and
   20,000 shares in 2005                                            20,000         20,000
Retained earnings                                                5,011,473      4,977,662
                                                            ------------------------------
          Total stockholders' equity                             5,031,473      4,997,662
                                                            ------------------------------
          Total liabilities and stockholders' equity   A$        7,606,232      7,414,150
                                                            ==============================

See accompanying notes to financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Operations

            Period ended August 31, 2006 and year ended June 30, 2006

                                               August 2006     June 2006
                                             ------------------------------
Servicing income                                     18,728        191,184
Net sales                                A$       1,821,998     10,963,570
                                             ------------------------------
Total sales                                       1,840,726     11,154,754
Cost of goods sold
- GPT Inc                                        (1,543,403)    (9,070,800)
- Other                                             (11,652)      (193,266)
                                             ------------------------------
             Gross profit                           285,671      1,890,688

Selling, general and administrative
 expenses                                          (263,056)    (1,834,094)

                                             ------------------------------
             Operating income                        22,615         56,594

Other income (expense):
    Interest income                                  19,868        114,593
    Other sundry income                               5,817         12,000

                                             ------------------------------
             Income before income taxes              48,300        183,187
Income taxes                                        (14,489)       (61,603)
                                             ------------------------------
             Net income                              33,811        121,584
                                             ==============================

See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

            Period ended August 31, 2006 and year ended June 30, 2006

                                                                           Total
                                            Common         Retained     Stockholders'
                                            Stock          Earnings        Equity
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
                                        =============== =============== ===============

See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

            Period ended August 31, 2006 and year ended June 30, 2006

                                                    August 2006     June 2006
                                                  ------------------------------
Net income                                   A$           33,811        121,584
  Adjusted to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortisation of property,
    plant and equipment                                    7,000         35,226
   Write off of obsolete stock                                 -         17,024
   (Increase) / decrease in trade accounts
    receivable                                          (340,152)     1,998,068
   (Increase) / decrease in inventories                  806,181      2,966,636
   (Increase) / decrease in other assets                     254        (18,685)
   (Increase) / decrease in intercompany
    receivables                                          (15,769)       942,037
   Increase / (decrease) in trade accounts
    payable                                              142,954     (4,190,257)
   Increase / (decrease) in accrued
    liabilities                                           19,674          7,276
   (Increase) / decrease in deferred income
    taxes                                                      -        (18,732)
   Increase / (decrease) in income tax
    provision                                            (24,620)        (2,955)
   (Increase) / decrease in income tax
    receivable                                                 -              -
                                                  ------------------------------
        Net cash provided by/ (used in)
         operating activities                            629,333      1,857,222
                                                  ------------------------------

  Cash flows from investing activities:
   Capital expenditures, including interest
    capitalized                                          (10,510)        (9,910)
                                                  ------------------------------
        Net cash used in investing activities            (10,510)        (9,910)
                                                  ------------------------------

Cash flows from financing activities:
   Dividends paid                                              -       (800,000)
                                                  ------------------------------
        Net cash used in financing activities                  -       (800,000)
                                                  ------------------------------
        Net decrease in cash and cash
         equivalents                                     618,823      1,047,312
Cash and cash equivalents at beginning of
 year                                                  2,405,739      1,358,427
                                                  ------------------------------
Cash and cash equivalents at end of year     A$        3,024,562      2,405,739
                                                  ==============================

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

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                          Notes to Financial Statements

                        August 31, 2006 and June 30, 2006


     2)   Income Taxes

     All pre tax income is derived from domestic operations.

     Total income taxes for the period ended August 31, 2006 and year ended June 30, 2006 consist of:

                                         Current       Deferred         Total
                                      --------------- ------------  ------------
Period ended August 31, 2006:  A$             14,489             -     14,489
                                      =============== ============  ============
Year ended June 30, 2006:      A$             80,335       (18,732)     61,603
                                      =============== ============  ============

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

                                                    August 2006    June 2006
                                                At 30 % tax rate At 30% tax rate
                                                ---------------- ---------------
Deferred tax assets:
     Accounts receivable principally due to
      allowance for doubtful accounts            A$        3,000       3,000
    Inventory                                             10,731      10,731
    Employee leave entitlements                           50,185      50,185
    Bonus provision                                      116,145     116,145
    Unrealised foreign exchange movements                  8,223       8,223
    Other                                                 25,257      25,257
                                                   -------------- ------------
            Total gross deferred tax assets              213,541      213,541
                                                   -------------- ------------
            Net deferred tax assets                      213,541      213,541
                                                   ============== ============

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

F              The Company does not sponsor any other post employment benefits for its employees.

     4)   Accrued Liabilities

                                          August 2006           June 2006

Goods and services tax payable     A$              78,018               58,207
Accrued expenses                                  467,845              467,982
Provision for employee leave                      167,283              167,283
Warranty provision                                 75,000               75,000
                                      -------------------- --------------------
                                   A$             788,146              768,472
                                      ==================== ====================

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

     6)   Cost of Goods Sold

                                                      August 2006       June 2006
Opening Inventory (excluding stock in        A$
transit)                                                   2,968,716       5,300,666
Add
Purchases - GPT Inc                                          751,346       6,521,841
Purchases - Other                                              3,300         248,594
Freight and other charges                                     11,652         161,681
                                                    ----------------- ---------------
                                                           3,735,014      12,232,782
Less
Ending Inventory (excluding stock in
transit)                                                  (2,179,959)     (2,968,716)
                                                    ----------------- ---------------
Cost of Goods Sold                           A$            1,555,055       9,264,066
                                                    ================= ===============

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

     Total income taxes for the years ended June 30, 2006, 2005 and 2004 consist of:

                                     Current          Deferred          Total
                                  --------------- ----------------- ---------------

Year ended June 30, 2006:  A$             80,335          (18,732)          61,603
                                  =============== ================= ===============

Year ended June 30, 2005:  A$            291,251            37,134         328,385
                                  =============== ================= ===============

Year ended June 30, 2004:  A$            115,975           291,214         407,189
                                  =============== ================= ===============

     Income tax expense was $61,603, $328,385 and $407,189 for the years ended June 30, 2006, June 30, 2005 and June 30, 2004, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2005: 30%; 2004: 30%) to pre tax income as a result of the following:

                                             2006            2005              2004
                                        --------------- ---------------- -----------------
Computed "expected" tax expense  A$             54,956          326,499           405,785
Other, net                                       6,647            1,886             1,404
                                        --------------- ---------------- -----------------
                                 A$             61,603          328,385           407,189
                                        =============== ================ =================

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

     The Company does not sponsor any other post employment benefits for its employees.

8)   Accrued Liabilities

                                             2006                 2005

Goods and services tax payable  A$                 58,207              141,837
Accrued expenses                                  467,982              395,545
Provision for employee leave                      167,283              148,814
Warranty provision                                 75,000               75,000
                                      -------------------- --------------------
                                A$                768,472              761,196
                                      ==================== ====================

9)   Commitments

     Non cancellable operating lease commitments

     Future operating lease commitments not provided for in the financial statements and payable:

                                     2006                 2005
Within one year         A$                181,000              210,000
One to two years                          188,000               70,000
Two to three years                         15,000                    -
                              -------------------- --------------------
                        A$                384,000              280,000
                              ==================== ====================

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



/s/ Pitcher Partners,
Sydney, Australia


11th January 2007
                   eCash Holdings Pty Limited and subsidiaries

                           Consolidated Balance Sheets

                                  June 30, 2006

           Assets                                                               2006           2005
                                                                      ------------------------------
Current assets:
   Cash and cash equivalents                                     A$        1,102,169        274,282
   Trade accounts receivable, less allowance for doubtful
    accounts of A$NIL (2005-A$NIL)                                           362,617        166,296
   Inventories                                                               774,940        886,462
   Deferred Income taxes                                                      58,854        415,028
   Other current assets                                                      137,975          8,962
                                                                      ------------------------------
           Total current assets                                            2,436,555      1,751,030
                                                                      ------------------------------
Property, plant and equipment
   Machinery and equipment                                                    16,378         20,905
   Less accumulated depreciation and amortization                               (741)        (3,907)
                                                                      ------------------------------
           Net property, plant and equipment                                  15,637         16,998
                                                                      ------------------------------

   Assets of discontinued operations                                               -        652,831
                                                                      ------------------------------
           Total assets                                          A$        2,452,192      2,420,859
                                                                      ==============================

           Liabilities and Stockholders' Equity
Current liabilities:
                                                                 A$
   Trade accounts payable                                                    339,582        830,405
   Income taxes payable                                                      507,712        (59,951)
   Payable to affiliate                                                       67,139      1,009,172
   Accrued liabilities                                                       350,219        366,096

   Liabilities of discontinued operations                                          -        198,979
                                                                      ------------------------------
           Total current liabilities                                       1,264,652      2,344,701
                                                                      ------------------------------
           Total liabilities                                               1,264,652      2,344,701
                                                                      ------------------------------

Stockholders' equity:
   Common Stock
     Issued and outstanding 3,000 shares in 2006 and 3,000 shares
      in 2005                                                                  3,000          3,000
   Retained earnings                                                       1,184,540         73,158
                                                                      ------------------------------
           Total stockholders' equity                                      1,187,540         76,158
                                                                      ------------------------------
           Total liabilities and stockholders' equity            A$        2,452,192      2,420,859
                                                                      ==============================

Commitments and contingencies (Note 1)

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Operations

                            Year ended June 30, 2006

                                                 2006           2005           2004

Continuing operations

Sales                                     A$     4,635,873      1,525,034      1,427,159
Cost of goods sold (including rebate
 and other direct costs)                        (3,283,678)    (1,489,513)      (710,341)
                                            ---------------------------------------------
            Gross profit                         1,352,195         35,521        716,818

Selling, general and administrative
 expenses                                       (1,103,886)      (658,897)      (530,495)
                                            ---------------------------------------------

            Operating income/(loss)                248,309       (623,376)       186,323

Other income / (expense):
    Interest revenue                                58,152          9,383          1,426
    Rental income                                      795            (75)         2,865
    Other income                                    75,144         95,295          3,332
    Interest expense                               (15,216)       (73,423)       (84,524)
    Servicing income                                12,792         14,214         30,758
    Maintenance costs                                    -              -        (25,140)
    Rebate income                                   17,118         29,375         46,919
                                            ---------------------------------------------
Income/(loss) from continuing
 operations before income taxes                    397,094       (548,607)       161,959
Income taxes credit / (expense)                   (119,072)       330,563       (204,804)
                                            ---------------------------------------------
Income/(loss) from continuing
 operations                                        278,022       (218,044)       (42,845)
                                            ---------------------------------------------

Discontinued operations (Note 8)
Profit / (loss) from discontinued
 operations                                      2,761,943        (56,988)      (224,562)
Income taxes credit / (expense)                   (828,583)        84,465              -
                                            ---------------------------------------------
Income/(loss) from discontinued
 operations                                      1,933,360         27,477       (224,562)
                                            ---------------------------------------------
         Net income                              2,211,382       (190,567)      (267,407)
                                            =============================================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                 Consolidated Statements of Stockholders' Equity

                            Year ended June 30, 2006

                                                 Common        Retained         Total
                                                  Stock        Earnings     Stockholders'
                                                                               Equity
                                             ---------------------------------------------
Balances at June 30, 2003 (Unaudited)   A$            2,984        531,132        534,116
   Net income/(loss)                                      -       (267,407)      (267,407)
        Share adjustment                                 16              -             16
                                             ---------------------------------------------
Balances at June 30, 2004               A$            3,000        263,725        266,725
         Net income/(loss)                                -       (190,567)      (190,567)
                                             ---------------------------------------------

Balances at June 30, 2005               A$            3,000         73,158         76,158
         Net income/(loss)                                -      2,211,382      2,211,382
         Dividends declared                               -     (1,100,000)    (1,100,000)
                                             ---------------------------------------------

Balances at June 30, 2006               A$            3,000      1,184,540      1,187,540
                                             =============================================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Cash Flows

                            Year ended June 30, 2006

                                                            2006           2005           2004
                                                       ---------------------------------------------
Net income/(loss)                                 A$        2,211,382       (190,567)      (267,407)
    Adjustments to reconcile net income to net
     cash providing by operating activities:
    Net profit on disposal of business                     (3,335,839)             -              -
    Depreciation and amortisation of property,
     plant and equipment                                       79,339        110,457         60,496
    Increase/(decrease) in doubtful debts                           -        (27,000)             -
    (Increase)/decrease in trade accounts
     receivable                                               (52,644)      (136,192)       (42,351)
    (Increase)/decrease in prepayments                         (3,821)             -              -
    (Increase)/decrease in inventories                        111,522        (15,535)       974,204
    (Increase)/decrease in other assets                      (124,254)       120,320       (116,420)
    Increase/(decrease) in related party balances            (942,033)       (21,240)      (431,834)
    Increase/(decrease) in trade accounts payable            (625,081)       713,731        125,374
    Increase/(decrease) in provisions and other
     accruals                                                 (80,598)       209,014        (67,830)
    (Increase)/decrease in income tax balance                 567,663         38,330              -
    (Increase)/decrease in deferred tax balance               356,174       (415,028)       208,850
                                                       ---------------------------------------------
       Net cash provided by/(used in) operating
        activities                                         (1,838,190)       386,290        443,082
                                                       ---------------------------------------------
Cash flows from investing activities:
     Net cash inflow upon disposal of business              3,872,791              -              -
     Capital expenditure, including interest
      capitalised                                            (122,490)      (227,205)      (447,269)
                                                       ---------------------------------------------
       Net cash provided by/(used in) investing
        activities                                          3,750,301       (227,205)      (447,269)
                                                       ---------------------------------------------
Cash flow from financing activities:
    Issue of shares                                                 -              -             16
    Dividends paid                                         (1,100,000)             -              -
                                                       ---------------------------------------------
       Net cash provided by/(used in) financing
        activities                                         (1,100,000)             -             16
                                                       ---------------------------------------------
       Net increase/(decrease) in cash and cash
        equivalents                                           812,111        159,085         (4,171)
Cash and cash equivalents at beginning of year                290,058        130,973        135,144
                                                       ---------------------------------------------
Cash and cash equivalents at end of year          A$        1,102,169        290,058        130,973
                                                       =============================================

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

                 Notes to the Consolidated Financial Statements

(2)  Income Taxes (cont)

     Income tax expense was A$947,655 for the year ended June 30, 2006 and a credit of A$415,028 for the year ended June 30, 2005 and an expense of $204,804 for the year ended June 30, 2004 and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2005:
     30%) and (2004: 30%) to pre tax income as a result of the following:

                                                  2006           2005           2004
                                             ---------------------------------------------
Computed "expected" tax expense/(credit)A$          947,741       (181,679)       (18,781)
Computed "expected" tax expense/(credit)
 of not deductible                                    2,155          2,017              -
                                             ---------------------------------------------
Computed "expected" tax expense/(credit)
 of consolidated tax group                          949,896       (179,662)       (18,781)
Timing differences reversal                          (2,241)             -        163,757
Tax losses and timing differences
 (previously not recognised / brought to
 account)                                                 -       (235,366)        59,828
Increase (reduction) in income taxes
 resulting from other net misc items                      -              -              -
                                             ---------------------------------------------
                                        A$          947,655       (415,028)       204,804
                                             =============================================

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at 30 June 2006 are presented below.

                                                            2006           2005
                                                         At 30% Tax     At 30% Tax
                                                            Rate           Rate
Deferred tax assets:
    Employee leave entitlements                   A$           28,816         21,283
    Bonus provision                                            33,000         37,506
    Unrealised Foreign exchange (gains) / losses               (2,962)        13,117
    Tax losses previously not brought to account                    -        343,122
                                                       ------------------------------
        Deferred tax assets- gross                             58,854        415,028
                                                       ------------------------------
        Less valuation allowance                                    -              -
                                                       ------------------------------
        Net deferred tax asset                                 58,854        415,028
                                                       ==============================

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

     The Company does not sponsor any other post employment benefits for its employees.

(4)  Accrued Liabilities

                                                  2006            2005
          Goods and services tax payable  A$                -          34,061
          Accrued expenses                            123,167         174,421
          Deferred income                             131,000          92,727
          Provision for employee leave                 96,052          64,887
                                              ---------------- ---------------
                                              ---------------- ---------------
                                          A$          350,219         366,096
                                              ================ ===============

(5)  Cost of Goods Sold

                                      2006              2005               2004
 Opening Inventory            A$         886,462            870,927         1,824,131
 Add
 Purchases                             3,474,894          1,755,954           125,511
 Freight and other charges               454,638            978,702           488,565
                                 ---------------- ------------------ -----------------
                                       4,815,994          3,605,583         2,438,207
 Less
 Ending Inventory                      (774,940)          (886,462)         (870,927)
                                 ---------------- ------------------ -----------------
 Cost of Goods Sold           A$       4,041,054          2,719,121         1,567,280
                                 ================ ================== =================

 Continuing                            3,283,678          1,489,513           710,341
 Discontinued                            757,376          1,229,608           856,939
                                 ---------------- ------------------ -----------------
 Cost of Goods Sold           A$       4,041,054          2,719,121         1,567,280
                                 ================ ================== =================

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

                   Notes to Consolidated Financial Statements

(8)  Discontinued Operations

     During the 30 June 2006 financial year the group disposed of its ATM rental business.

     The business had the following income and expenditure during the years ended 30 June 2006, 2005 and 2004:

                                                       2006           2005           2004

Sales (including rebate income)              A$          657,665      1,429,556        822,477
Cost of goods sold (including rebates and
 other direct costs)                                    (757,376)    (1,229,608)      (856,939)
                                                  ---------------------------------------------
         Gross profit / (loss)                           (99,711)       199,948        (34,462)

Selling, general and administrative expenses            (486,405)      (259,371)      (192,610)
                                                  ---------------------------------------------
         Operating income/(loss)                        (586,116)       (59,423)      (227,072)

Other income / (expense):
    Profit on sale of business                         3,335,839              -              -
    Other income                                               -              -          1,636
    Interest revenue                                      12,220          2,435            874
                                                  ---------------------------------------------
         Income/(loss) before income taxes             2,761,943        (56,988)      (224,562)
                                                  =============================================

     The business had the following assets and liabilities at 30 June 2006 and 2005.

        Assets                       2006      2005
                                   --------------------

   Cash and cash equivalents               -    15,776
   Trade accounts receivable               -   143,875
   Other current assets                    -       740
   Property, plant and equipment           -   492,440
                                   --------------------
     Total assets                          -   652,831
                                   ====================

        Liabilities
   Trade accounts payable                  -   134,258
   Accrued liabilities                     -    64,721
                                   --------------------
     Total liabilities                     -   198,979
                                   ====================

(9)  Cash and Cash Equivalents

     Cash and cash equivalents are reconciled to the consolidated statement of cash flows as follows:

                                          2006      2005

Continuing operations                 A$1,102,169   274,282
Discontinued operations (Note 8)                -    15,776
                                        --------------------
                                        1,102,169   290,058
                                        ====================

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



/s/ Pitcher Partners,
Sydney, Australia


11th January 2007
                   eCash Holdings Pty Limited and subsidiaries

                           Consolidated Balance Sheets

                        August 31, 2006 and June 30, 2006

       Assets                                                      August 2006     June 2006
                                                                 ------------------------------
Current assets:
   Cash and cash equivalents                                A$        1,249,575      1,102,169
   Trade accounts receivable, less allowance for doubtful
    accounts of A$NIL (2005-A$NIL)                                      472,700        362,617
   Inventories                                                          858,138        774,940
   Deferred Income taxes                                                 58,854         58,854
   Other current assets                                                 142,666        137,975
                                                                 ------------------------------
       Total current assets                                           2,781,933      2,436,555
                                                                 ------------------------------
Property, plant and equipment
   Machinery and equipment                                               16,378         16,378
   Less accumulated depreciation and amortization                          (841)          (741)
                                                                 ------------------------------
       Net property, plant and equipment                                 15,537         15,637
                                                                 ------------------------------
       Total assets                                         A$        2,797,470      2,452,192
                                                                 ==============================

       Liabilities and Stockholders' Equity
Current liabilities:
                                                            A$
   Trade accounts payable                                               583,383        339,582
   Income taxes payable                                                 611,281        507,712
   Intercompany payable                                                  82,908         67,139
   Accrued liabilities                                                  286,265        350,219
                                                                 ------------------------------
       Total current liabilities                                      1,563,837      1,264,652
                                                                 ------------------------------
       Total liabilities                                              1,563,837      1,264,652
                                                                 ------------------------------

Commitments and contingencies (Note 1)
Stockholders' equity:
   Common Stock
      Issued and outstanding 3,000 shares in 2006 and 3,000
       shares in 2005                                                     3,000          3,000
   Retained earnings/(accumulated losses)                             1,230,633      1,184,540
                                                                 ------------------------------
       Total stockholders' equity                                     1,233,633      1,187,540
                                                                 ------------------------------
       Total liabilities and stockholders' equity           A$        2,797,470      2,452,192
                                                                 ==============================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Operations

                 Period ended August 31, 2006 and June 30, 2006

                                                                   August 2006     June 2006

Sales                                                       A$          751,618      4,635,873
Cost of goods sold                                                     (534,777)    (3,283,678)
                                                                 ------------------------------
                     Gross profit                                       216,841      1,352,195

Selling, general and administrative expenses                           (187,736)    (1,103,886)
                                                                 ------------------------------

                     Operating income/(loss)                             29,105        248,309

Other income (expense):
    Interest revenue                                                     10,359         58,152
    Rental income                                                             -            795
    Other income                                                         20,919         75,144
    Interest expense                                                          -        (15,216)
    Servicing income                                                      5,510         12,792
    Rebate income                                                             -         17,118
                                                                 ------------------------------
     Income/(loss) from continuing operations before income
      taxes                                                              65,893        397,094
Income taxes credit (expense)                                           (19,800)      (119,072)
                                                                 ------------------------------
     Income/(loss) from discontinued operations                          46,093        278,022
                                                                 ------------------------------

Discontinued operations (Note 8)
Profit / (loss) from discontinued operations              - 2,761,943
Income taxes credit / (expense)                           -  (828,583)
                                                  --------------------
Income/(loss) from discontinued operations                - 1,933,360
                                                  --------------------
          Net income                                 46,093 2,211,382
                                                  ====================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                 Consolidated Statements of Stockholders' Equity

                 Period ended August 31, 2006 and June 30, 2006

                                       Common        Retained         Total
                                        Stock        Earnings     Stockholders'
                                                                     Equity
                                   ---------------------------------------------


Balances at June 30, 2006     A$            3,000      1,184,540      1,187,540
         Net income/(loss)                      -         46,093         46,093
                                   ---------------------------------------------

Balances at August 31, 2006   A$            3,000      1,230,633      1,233,633
                                   =============================================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Cash Flows

                 Period ended August 31, 2006 and June 30, 2006

                                                         August 2006     June 2006
                                                       ------------------------------
Net income/(loss)                                 A$           46,093      2,211,382
    Adjustments to reconcile net income to net
     cash providing by operating activities:
    Net profit on disposal of business                              -     (3,335,839)
    Depreciation and amortisation of property,
     plant and equipment                                          100         79,339
    Increase/(decrease) in doubtful debts                                          -
    (Increase)/decrease in trade accounts
     receivable                                              (110,083)       (52,644)
    (Increase)/decrease in prepayments                        (15,202)        (3,821)
    (Increase)/decrease in inventories                        (83,198)       111,522
    (Increase)/decrease in other assets                        10,511       (124,254)
    Increase/(decrease) in related party balances              15,769       (942,033)
    Increase/(decrease) in trade accounts payable             243,801       (625,081)
    Increase/(decrease) in provisions and other
     accruals                                                 (63,954)       (80,598)
    (Increase)/decrease in income tax balance                 103,569        567,663
    (Increase)/decrease in deferred tax balance                              356,174
                                                       ------------------------------
        Net cash provided by/(used in) operating
         activities                                           147,406     (1,838,190)
                                                       ------------------------------
Cash flows from investing activities:
     Net cash inflow upon disposal of business                      -      3,872,791
     Capital expenditure, including interest
      capitalised                                                   -       (122,490)
                                                       ------------------------------
        Net cash provided by/(used in) investing
         activities                                                 -      3,750,301
                                                       ------------------------------
Cash flow from financing activities:
    Issue of shares                                                 -              -
    Dividends paid                                                  -     (1,100,000)
                                                       ------------------------------
        Net cash provided by/(used in) financing
         activities                                                 -     (1,100,000)
                                                       ------------------------------
        Net increase/(decrease) in cash and cash
         equivalents                                          147,406        812,111
Cash and cash equivalents at beginning of year              1,102,169        290,058
                                                       ------------------------------
Cash and cash equivalents at end of year          A$        1,249,575      1,102,169
                                                       ==============================

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

                 Notes to the Consolidated Financial Statements

(2)  Income Taxes (cont)

     Income tax expense was A$19,800 for the period ended August 31, 2006 and A$947,655 for the year ended June 30, 2006 and differed from the amounts computed by applying the Australian federal income tax rate of 30% (June 2006: 30%) to pre tax income as a result of the following:

                                               August 2006     June 2006
                                             ------------------------------
Computed "expected" tax expense/(credit)A$           19,800        947,741
Computed "expected" tax expense/(credit)
 of not deductible                                        -          2,155
                                             ------------------------------
Computed "expected" tax expense/(credit)
 of consolidated tax group                                -        949,896
Timing differences reversal                               -         (2,241)
Tax losses and timing differences
 (previously not recognized / brought to
 account)                                                 -              -
Increase (reduction) in income taxes
 resulting from other net misc items                      -              -
                                             ------------------------------
                                        A$           19,800        947,655
                                             ==============================

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2006 and 30 June 2006 are presented below.

                                                              August 2006     June 2006
                                                              At 30% Tax     At 30% Tax
                                                                 Rate           Rate
Deferred tax assets:
    Accounts receivable principally due to allowance   A$
     for doubtful accounts                                               -              -
    Employee leave entitlements                                     28,816         28,816
    Bonus provision                                                 33,000         33,000
    Unrealized Foreign exchange (gains) / losses                    (2,962)        (2,962)
    Tax losses previously not brought to account                         -              -
                                                            ------------------------------
        Deferred tax assets- gross                                  58,854         58,854
                                                            ------------------------------
        Less valuation allowance                                         -              -
                                                            ------------------------------
        Net deferred tax asset                                      58,854         58,854
                                                            ==============================

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

     The Company does not sponsor any other post employment benefits for its employees.

(4)  Accrued Liabilities

                                          August 2006          June 2006
      Accrued expenses              A$            165,713            123,167
      Deferred income                              24,500            131,000
      Provision for employee leave                 96,052             96,052
                                       ------------------- ------------------
                                    A$            286,265            350,219
                                       =================== ==================

(5)  Cost of Goods Sold

                                          August 2006          June 2006
      Opening Inventory             A$            774,940            886,462
      Add
      Purchases                                   606,370          3,474,894
      Freight and other charges                    11,605            454,638
                                       ------------------- ------------------
                                                1,392,915          4,815,994
      Less
      Ending Inventory                           (858,138)          (774,940)
                                       ------------------- ------------------
      Cost of Goods Sold            A$            534,777          4,041,054
                                       =================== ==================

      Continuing                                  534,777          3,283,678
      Discontinued                                      -            757,376
                                       ------------------- ------------------
      Cost of Goods Sold            A$            534,777          4,041,054
                                       =================== ==================

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

                   Notes to Consolidated Financial Statements

(8)  Discontinued Operations

     During the 30 June 2006 financial year the group disposed of its ATM rental business.

     The company had the following income and expenditure during the year ended 30 June 2006:

                                                                      June 2006

Sales (including rebate income)                                  A$     657,665
Cost of goods sold (including rebates and other direct costs)          (757,376)
                                                                      ----------
               Gross profit / (loss)                                    (99,711)

Selling, general and administrative expenses                           (486,405)
                                                                      ----------
               Operating income/(loss)                                 (586,116)

Other income / (expense):
  Profit on sale of business                                          3,335,839
  Other income                                                                -
  Interest revenue                                                       12,220
                                                                      ----------
          Income/(loss) before income taxes                           2,761,943
                                                                      ==========

     The discontinued business did not have any assets and liabilities at 30 June 2006.

                                                                     Schedule II

                                  GLOBAL PAYMENT TECHNOLOGIES, INC.
                            Schedule of Valuation and Qualifying Accounts
          Column A                Column B         Column C         Column D              Column E
----------------------------   --------------   --------------   --------------       ----------------
                                 Balance at       Charged to      Deductions -            Balance
                                 beginning        costs and                                at end
        Description              of period         expenses                              of period
----------------------------   --------------   --------------   --------------       ----------------
Allowance for doubtful
  Accounts::
    September 30, 2004        $          234   $          102   $           86  (a)  $            250
    September 30, 2005                   250               47              145  (a)               152
    September 30, 2006                   152               61               54  (a)               159

Warranty Reserve
    September 30, 2004                   346              198              246  (b)               298
    September 30, 2005                   298              176              206  (b)               268
    September 30, 2006                   268              161              120  (b)               309

(a) Write-off of accounts.
(b) Expenses incurred under warranty obligation.