Form 10-Q
period 2007-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2007-05-21
CIK 933020

Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005

                                        2
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2007
                                 --------------
                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                          Commission File No. 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                   11-2974651
------------------------------------             ---------------------------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                         Identification No.)

425B OSER AVENUE, HAUPPAUGE, NEW YORK                     11788
-------------------------------------                -----------------
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

   Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes [_]     No [X]

As of May 15, 2007, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                                      INDEX



PART  I.  FINANCIAL INFORMATION
-------------------------------
                                                                                           PAGE NUMBER
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2007 (unaudited)
                            and September 30, 2006                                             3

                  Condensed Consolidated Statements of Operations (unaudited) - Three
                           and Six Months ended March 31, 2007 and 2006                        4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Six
                           Months ended March 31, 2007 and 2006                                5

                  Notes to Condensed Consolidated Financial Statements (unaudited)           6 - 13

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     14 - 18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  19

         Item 4.  Controls and Procedures                                                     19


PART II. OTHER INFORMATION
--------------------------

         Item 4. Submission of Matters to Vote of Security Holdings                           20

         Item 6.  Exhibits                                                                    20


SIGNATURES                                                                                    20
----------



                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               March 31,      September 30,
                                                                             ------------     -------------
                                                                                 2007             2006
                                                                             ------------     -------------
                                                                             (Unaudited)
ASSETS
       Current Assets:
           Cash and cash equivalents                                           $  1,724         $  2,270
           Cash held in escrow                                                      280              280
           Accounts receivable, less allowance for doubtful
             accounts of $146 and $159, respectively                              1,299            2,065
           Inventory, net                                                         4,985            5,040
           Prepaid expenses and other current assets                                209              218
                                                                               --------         --------
                                Total current assets                              8,497            9,873

           Property and equipment, net                                              950            1,249
           Capitalized software costs, net                                          325              561
                                                                               --------         --------
       Total assets                                                            $  9,772         $ 11,683
                                                                               ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
           Borrowing under debt facility                                       $    463             --
           Current portion of long-term debt                                         62               60
           Accounts payable                                                       1,628            1,497
           Accrued expenses and other current liabilities                         1,148            1,249
                                                                               --------         --------
                                Total current liabilities                         3,301            2,806

           Long-term debt                                                             8               40
                                                                               --------         --------
                                Total liabilities                                 3,309            2,846
                                                                               --------         --------
       Shareholders' equity:
           Common stock, par value $0.01; authorized 20,000,000 shares;
             issued 6,497,185 shares                                                 65               65
           Additional paid-in capital                                            13,724           13,609
           Accumulated (deficit)                                                 (5,882)          (3,433)
           Accumulated other comprehensive income                                    55               95
                                                                               --------         --------
                                                                                  7,962           10,336
           Less: Treasury stock, at cost, 278,984 shares                         (1,499)          (1,499)
                                                                               --------         --------
                                Total shareholders' equity                        6,463            8,837
                                                                               --------         --------
       Total liabilities and shareholders' equity                              $  9,772         $ 11,683
                                                                               ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                              Three Months ended                      Six Months ended
                                                       --------------------------------        -------------------------------
                                                                  March 31,                             March 31,
                                                          2007                 2006                2007               2006
                                                       -----------         ------------        -----------         -----------
Net sales
     Non-affiliates                                    $     2,802         $     3,187         $     6,766         $     5,800
     Affiliates                                               --                   840                --                 2,132
                                                       -----------         -----------         -----------         -----------
                                                             2,802               4,027               6,766               7,932

     Cost of sales                                           2,045               3,399               5,297               6,619
                                                       -----------         -----------         -----------         -----------

     Gross profit                                              757                 628               1,469               1,313

     Operating expenses                                      1,939               1,875               3,889               3,580
                                                       -----------         -----------         -----------         -----------
     (Loss) from operations                                 (1,182)             (1,247)             (2,420)             (2,267)
                                                       -----------         -----------         -----------         -----------
     Other (expense) income:
        Equity in income of unconsolidated affiliates         --                   694                --                   917
        Interest (expense) income, net                         (16)                  6                 (25)                 15
                                                       -----------         -----------         -----------         -----------
     Total other (expense) income, net                         (16)                700                 (25)                932
                                                       -----------         -----------         -----------         -----------
     (Loss) before provision for income taxes               (1,198)               (547)             (2,445)             (1,335)

     Provision for income taxes                                  2                  (4)                  4                  (2)
                                                       -----------         -----------         -----------         -----------
     Net (loss)                                        $    (1,200)        $      (543)        $    (2,449)        $    (1,333)
                                                       ===========         ===========         ===========         ===========
     Net (loss)  per share:
        Basic                                          $     (0.19)        $     (0.09)        $     (0.39)        $     (0.21)
                                                       ===========         ===========         ===========         ===========
        Diluted                                        $     (0.19)        $     (0.09)        $     (0.39)        $     (0.21)
                                                       ===========         ===========         ===========         ===========
     Common shares used in computing net (loss)
     per share amounts:
        Basic                                            6,218,201           6,218,201           6,218,201           6,218,201
                                                       ===========         ===========         ===========         ===========
        Diluted                                          6,218,201           6,218,201           6,218,201           6,218,201
                                                       ===========         ===========         ===========         ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Six Months ended March 31,
                                                                                -------------------------
                                                                                  2007             2006
                                                                                --------         --------
OPERATING ACTIVITIES:
     Net (loss)                                                                  $(2,449)        $(1,333)
     Adjustments to reconcile net (loss) to net cash
     used in operating activities:
        Equity in (loss) of unconsolidated affiliates                               --              (917)
        Dividend distributions from unconsolidated affiliates                       --               574
        Depreciation and amortization                                                612             615
        Provision for losses on accounts receivable                                   13              25
        (Recovery) provision for inventory obsolescence                             (135)             78
        Fair value of stock options                                                  115              31
        Changes in operating assets and liabilities:
               Decrease in accounts receivable                                       733              46
               Decrease in accounts receivable from affiliates                      --             1,157
               Decrease in inventory                                                 170             153
               (Increase) in prepaid expenses and other assets                       (22)           (165)
               Decrease in income taxes receivable                                  --                23
               Increase (decrease) in accounts payable                               131          (1,005)
               Decrease in accrued expenses and other current liabilities           (101)            (10)
                                                                                 -------         -------
NET CASH USED IN OPERATING ACTIVITIES                                               (933)           (728)
                                                                                 -------         -------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (46)            (78)
                                                                                 -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                                (46)            (78)
                                                                                 -------         -------
FINANCING ACTIVITIES:
     Repayments of long term debt                                                    (30)            (22)
     Net borrowing from debt facility                                                463            --
     Proceeds from the exercise of stock options                                    --              --
                                                                                 -------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  433             (22)
                                                                                 -------         -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (546)           (828)
                                                                                 -------         -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,270           3,108
                                                                                 -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,724         $ 2,280
                                                                                 =======         =======
CASH PAID DURING THE PERIOD FOR:
     Interest                                                                    $    32         $     4
                                                                                 =======         =======
     Income Taxes                                                                $  --           $  --
                                                                                 =======         =======
NON-CASH INVESTING ACTIVITIES
     Machinery acquired through capital lease                                    $  --           $    31
                                                                                 =======         =======


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2006 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

As of March 31, 2007, the Company had $463,000 outstanding on the line of credit ("LOC") with Laurus (as said terms are defined in Note E). On February 8, 2007 Laurus agreed to a 60 day extension of the LOC for a 1% fee or $25,000. All other terms and conditions remained the same. On May 16, 2007, the Company received an additional extension to May 22, 2007. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. The Company has not replaced its line of credit with Laurus or extended the expiration date beyond May 22, 2007. The Company is in the process of negotiating a further extension of its LOC, however, there is no assurance that an extension will be granted beyond May 22, 2007 and if granted on terms that are acceptable to the Company. Accordingly, it may be required to repay all amounts due under the LOC. In these circumstances, the Company would have to stop its research and development and significantly curtail its operations and reduce its costs and expenses. These conditions would have an adverse impact on the Company's liquidity and operations, and may indicate that it may be unable to continue as a going concern. No adjustments have been made to the financial statements as a result of this uncertainty. As of May 18, 2007, the outstanding amount owed under the LOC was approximately $1,400,000.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's consolidated financial statements as of and for the six months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123R. In the three months ended March 31, 2007 and 2006, the Company recorded share-based compensation for options attributable to employees, officers and directors of $58,000 and $22,000, respectively, which are included in the Company's net loss for the period. In the six months ended March 31, 2007 and 2006 the Company recorded share-based compensation for options attributable to employees, officers and directors of $115,000 and $34,000, respectively, which is included in the company's net loss for this period.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

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

A summary of the Company's stock option plans activity as of March 31, 2007 and changes during the six months then ended is as follows:

                                                                              Weighted
                                                                 Weighted      average      Aggregate
                                                                 average      remaining     intrinsic
                                                                 exercise    contractual      value
                                                    Shares        price      term (years) (in thousands)
                                                  ------------  -----------  ------------ --------------
Outstanding, October 1, 2006                        1,290,550       $ 3.12
       Granted                                              -            -
       Exercised                                            -            -
       Forfeited                                      (27,373)        4.08
       Expired                                        (25,650)        8.75
                                                  ------------  -----------
Outstanding, March 31, 2007                         1,237,527       $ 2.98           5.0            $ -
                                                  ============  ===========  ============ ==============
Vested or expected to vest, March 31, 2007          1,237,527       $ 2.98           5.0            $ -
                                                  ============  ===========  ============ ==============
Exercisable, March 31, 2007                           490,860       $ 4.17           3.4            $ -
                                                  ============  ===========  ============ ==============


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of March 31, 2007, there was $389,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The weighted-average grant-date fair value of options granted for the six months ended March 2006 was $1.01.

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                      Six Months Ended
                                      ----------------
                                         March 31
                                      ----------------
                                           2006
                                      ----------------
Expected volatility                      40.5%-50%
Weighted-average volatility                  40.7%
Expected dividends                            0.0%
Expected term (in years)                       3.5
Risk-free interest rate                      4.54%
<


NOTE C - CASH AND CASH EQUIVALENTS

A significant portion of the Company's cash balance in the amount of $731,000 and $659,000, as of March 31, 2007 and September 30, 2006, respectively, consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in (loss) from operations.

NOTE D - INVENTORY

The following is a summary of the composition of inventory:

                                                        (in thousands)
                                       March              September
                                      31, 2007             30, 2006
                                  -----------------    ---------------

Raw Materials                              $ 3,543            $ 4,104
Work-in-process                                319                358
Finished Goods                               1,123                578
                                  -----------------    ---------------
                                           $ 4,985            $ 5,040
                                  =================    ===============



The Company recorded a recovery of inventory obsolescence of $135 and a provision for inventory obsolescence of $78 for the six months ended March 31, 2007 and March 31, 2006, respectively.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



NOTE E - DEBT

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

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both of which were originally due in March 2007 and which have been extended through May 22, 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At March 31, 2007 and September 30, 2006, $463,000 and $0 were outstanding, respectively, under the LOC.

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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

On December 21, 2006, the Financial Accounting Standards Board ("FASB") Staff Position EITF 00-19-2 ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS ("FSP") was issued. The FSP specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES and that such arrangement is not subject to SFAS No. 133. Accordingly, a liability would be recognized at the time a payment under the arrangement becomes probable and can be reasonably estimated. The Company adopted the FSP effective October 1, 2006. Adoption of the FSP had no effect on the Company's financial statements.

In May 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at March 31, 2007 and September 30, 2006 was $54,000 and $76,000, respectively.

In March 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at March 31, 2007 and September 30, 2006 was $16,000 and $24,000, respectively.


Outstanding debt with respect to the LOC and capital leases as of March 31, 2007 and September 30, 2006 is as follows (in thousands):


                                              March 31, 2007         September 30, 2006
                                           ----------------------  -----------------------
Total debt                                                 $ 536                     $106
Less amount representing interest                              3                       (6)
                                           ----------------------  -----------------------
Net                                                          533                      100
Less current portion                                         525                      (60)
                                           ----------------------  -----------------------
Long-term debt                                             $   8                     $ 40
                                           ======================  =======================




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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)


                                                (in thousands)                         (in thousands)
                                          Three months ended March 31,             Six months ended March 31,
                                           2007                2006               2007                  2006
                                       --------------      --------------      -----------           ------------
Net (loss)                                  $ (1,200)             $ (543)        $ (2,449)              $ (1,333)
Other comprehensive
  income (loss) (a)                              (15)               (117)             (40)                  (100)
                                       --------------      --------------      -----------           ------------
Comprehensive (loss)                        $ (1,215)             $ (660)        $ (2,489)              $ (1,433)
                                       ==============      ==============      ===========           ============


(a)  Translation   adjustments  in  2006  related  primarily  to  the  Company's investments in affiliates.




NOTE H - NET (LOSS) PER COMMON SHARE

Net (loss) per common  share  amounts  (basic EPS) are  computed by dividing net
(loss) by the weighted average number of common stock shares, excluding any potential dilution. Net (loss) per common share amounts, assuming dilution
(diluted EPS), are computed by reflecting the potential dilution from the exercise of stock options and stock warrants and the conversion into common stock of convertible loans. For the three months ended December 31, 2007 and 2006, potentially dilutive shares were not included in EPS because including them would be anti-dilutive. Potentially dilutive shares are as follows:

                                               (in thousands)                                   (in thousands)
                                         Three months ended March 31,                      Six months ended March 31,
                                         2007                    2006                      2007                  2006
                                   ------------------     -------------------           -----------           ------------
Stock options                                  1,238                   1,054                 1,238                  1,054
Stock warrants                                   200                     200                   200                    200
Convertible Debt                                 109                       -                   109                      -
                                   ------------------     -------------------           -----------           ------------
Total                                          1,547                   1,254                 1,547                  1,254
                                   ==================     ===================           ===========           ============


NOTE I - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES

Financial information with respect to the Company's two former Australian affiliates, the interests in which were sold effective August 31, 2006, is included in the accompanying 2006 financial statements based on the affiliates' results for the six months ended December 31, 2005. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $624,000 for the three months ended March 31, 2006 and $682,000 for the six months ended March 31, 2006. The Company increased its equity in income of unconsolidated affiliates by $70,000 and $235,000 for the three months and six months ended March 31, 2006, respectively, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that had been recognized by these affiliates during such period.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)


Summarized financial information for the two former Australian affiliates, in which the Company had a 50% and 35% non controlling interest at March 31, 2006, is as follows:

All figures are in U.S. dollars (in thousands).



                                  Three Months Ended     Six Months Ended
                                   December 31,          December 31,
                                       2005                  2005
                                 -----------------       --------------

Net sales                                 $ 3,511              $ 7,462
Operating income                             (152)                  62
Net income                                  1,711*               1,874*



*Net income for the three and six months ended December 31, 2005 includes a gain by the Company's eCash affiliate resulting from the sale in October 2005 of its automated teller machine rental business, net of Australia income taxes, of approximately $1,775,000, of which the Company's share was approximately $621,000 which is included in equity income of affiliates for the three and six months ended March 31, 2006.

NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February, 2007, FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its financial position and results of operations.

NOTE K - WARRANTY OBLIGATIONS

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2006 through March 31, 2007:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)


                                                 (in thousands)
                                                     Amount
                                                ----------------
Beginning Balance as of October 1, 2006                   $ 309
Deduct: Payments                                            (12)
Add: Provision                                                0
                                                ----------------
Ending Balance as of March 31, 2007                       $ 297
                                                ================



NOTE L - SHAREHOLDERS' EQUITY

The Company charged $115,000 and $34,000 to operations during the six months ended March 31, 2007 and 2006, respectively, representing the fair value of stock options earned by officers during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.

NOTE M - CONCENTRATIONS

The Company's largest customers for the three and six months ended March 31, 2007 and 2006 represent the following percentages of net sales and accounts receivable:

                              Three months ended March 31,                   Six months ended March 31,
                              2007                  2006                     2007                 2006
                        ------------------   --------------------         ------------         -----------
Net sales:
    Customer A                 30%                           21%                  36%                 27%
    Customer B                  *                            14%               *                      14%
    Customer C                  *                            14%               *                   *

                            March 31,           September 30,
                              2007                  2006
                        ------------------   --------------------
Accounts Receivable:
    Customer A                        60%                    80%




* Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A was the Company's former unconsolidated affiliate in Australia, which interest was sold in the fourth quarter of fiscal 2006.



NOTE N - OTHER

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

On February 8, 2007 the Company filed an application to transfer its listing from the NASDAQ Global Market to the NASDAQ Capital Market which was accepted. The Company's ticker symbol remained the same.

                        Global Payment Technologies, Inc.
                                 March 31, 2007


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On January 17, 2007, the Company received a notice from the NASDAQ Stock Market (the "Notice") that it was no longer in compliance with the minimum $10,000,000 stockholders' equity requirement for continued listing on the NASDAQ Global Market set forth on Marketplace Rule 4450 (a)(3). The Notice requested that the Company provide on or before February 1, 2007, a specific plan to achieve and sustain compliance with all NASDAQ Global Market listing requirements. NASDAQ subsequently extended the response time to February 8, 2007. On February 8, 2007 the Company filed an application to transfer its listing from the NASDAQ Global Market to the NASDAQ Capital Market which was accepted. The Company's ticker symbol did not change.

On May 16, 2007, Laurus agreed to an extension of its LOC to May 22, 2007. The Company is in the process of negotiating a further extension, however, there is no assurance that a further extension will be granted, and if granted on terms acceptable to the Company. Accordingly, it may be required to repay all amounts due under the LOC. In these circumstances, the Company would have to stop its research and development costs and significantly curtail its operations and reduce its costs and expenses, which would have an adverse impact on its liquidity, including its ability to continue as a going concern.

THREE  MONTHS  ENDED MARCH 31, 2007  COMPARED
WITH THREE MONTHS ENDED MARCH 31, 2006

SALES
Net sales decreased by 30.4%, or $1,225,000, to $2,802,000 in the three months ended March 31, 2007 as compared with $4,027,000 in the comparative prior-year period. This sales decrease was primarily due to $810,000 decreased sales to the beverage and vending market. Last year's sales included special incentives to customers in order to reduce inventory levels in the Company's Aurora product. Beverage and vending sales for the three months ended March 31, 2007 were $405,000, or 14.4% of sales, as compared with $1,214,000, or 30.1% of sales, in the prior year period. Gaming sales for the three months ended March 31, 2007 were $2,397,000, or 85.5% of sales, as compared with $2,813,000, or 69.9% of sales, in the prior year period.

GROSS PROFIT
Gross profit increased to $757,000, or 27.1% of net sales, in the three months ended March 31, 2007 as compared with $628,000, or 15.6% of net sales, in the comparative prior-year period. The increase in gross profit was primarily the result of lower margins in the prior year period as a result of sales incentives granted to reduce Aurora inventory levels.

OPERATING EXPENSES
Operating expenses increased to $1,939,000, or 69.2% of sales, in the three months ended March 31, 2007 as compared with $1,875,000, or 46.6% of sales, in the comparative prior-year period. This increase of $64,000 is primarily the result of $200,000 of expenses resulting from the development and testing of the Company's new products - Falcon and Eagle - partially offset by lower payroll, commissions and travel. The Company charged $58,000 to operations during the three months ended March 31, 2007 as compared to $22,000 in the prior year representing the fair value of stock options earned by employees, officers and directors.

OTHER (EXPENSE) INCOME
During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to third-party end users (customers). Included in the results of operations for the three months ended March 31, 2006 were the Company's share of net profits of these affiliates of $694,000, which included $70,000 of the Company's proportionate share of the related gross profit on product sales to its affiliates which had been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $624,000. The Company's share of net income for the three months ended March 31, 2006 included a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share was approximately $621,000.

                        Global Payment Technologies, Inc.
                                 March 31, 2007


Interest expense increased to $16,000 as compared to interest income of $6,000 in the comparable prior-year period which reflected the costs of borrowing under the LOC.


INCOME TAXES
With respect to the provision for income taxes, the effective rate was 0.2% as compared with 0.7% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2007. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

NET (LOSS)
Net loss for the quarter ended March 31, 2007 was ($1,200,000), or ($0.19) per share, as compared with ($543,000), or ($0.09) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2006

SALES
Net sales decreased by 14.7%, or $1,166,000, to $6,766,000 in the six months ended March 31, 2007 as compared with $7,932,000 in the comparative prior-year period. This sales decrease was primarily due to $930,000 decreased sales to the beverage and vending market. Last year's sales included special incentives to customers in order to reduce inventory levels in the Company's Aurora product. Beverage and vending sales for the first half of fiscal 2007 were $1,057,000, or 15.6% of sales, as compared with $1,987,000, or 25.1 % of sales, in the prior year period. Gaming sales for the first half of fiscal 2007 were $5,709,000, or 84.4% of sales, as compared with $5,945,000, or 74.9% of sales, in the prior year period.

GROSS PROFIT
Gross profit increased to $1,469,000, or 21.7% of net sales, in the six months ended March 31, 2007 as compared with $1,313,000, or 16.6% of net sales, in the comparative prior-year period. The increase in gross profit was primarily the result of lower margins in the prior year period as a result of sales incentives granted to reduce Aurora inventory levels.

OPERATING EXPENSES
Operating expenses increased to $3,889,000, or 57.5% of sales, in the six months ended March 31, 2007 as compared with $3,580,000, or 45.1% of sales, in the comparative prior-year period. This increase of $309,000 is primarily the result of $490,000 of expenses resulting from the development and testing of its new products - Falcon and Eagle - partially offset by lower payroll, commissions and travel. The Company charged $115,000 to operations during the six months ended March 31, 2007 as compared to $34,000 in the prior year representing the fair value of stock options earned by employees, officers and directors.

OTHER (EXPENSE) INCOME
During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to third-party end users (customers). Included in the results of operations for the six months ended March 31, 2006 were the Company's share of net profits of these affiliates of $917,000, which included $235,000 of the Company's proportionate share of the related gross profit on products sales to its affiliates which had been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $682,000. The Company's share of net income for the six months ended March 31, 2006 included a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share was approximately $621,000.

                        Global Payment Technologies, Inc.
                                 March 31, 2007

Interest expense increased to $25,000 as compared to interest income of $15,000 in the comparable prior-year period which reflected the costs of borrowing under the LOC.


INCOME TAXES
With respect to the provision for income taxes, the effective rate was a provision of 0.2% as compared with a provision of 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2007. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

NET (LOSS)
Net (loss) for the six months ended March 31, 2007 was ($2,449,000), or ($0.39) per share, as compared with $(1,333,000), or ($0.21) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At March 31, 2007, the Company's cash and cash equivalents were $1,724,000 as compared with $2,270,000 at September 30, 2006. A significant portion of the Company's cash balance in the amount of $677,000 and $659,000, as of March 31, 2007 and September 30, 2006,
respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has $280,000 of cash held in escrow as a result of its sale on September 2, 2006 of the Company's 50% interest in Global Payment Technologies Australia Pty Ltd
("GPTA"). The escrow will be released on the one year anniversary of the transaction if, including among other things, the Company satisfies its obligations under a new distribution agreement with GPTA. The Company's credit facility with Laurus discussed below will expire on May 22, 2007. As of March 31, 2007, the Company had $463,000 outstanding on the LOC. On February 8, 2007 Laurus agreed to a 60 day extension, until May 16, 2007 of the LOC for a 1% fee or $25,000 and on May 16, 2007 agreed to a further extension until May 22, 2007. All other terms and conditions remained the same. The Company is in the process of negotiating a further extension of its LOC, however, there is no assurance that an extension will be granted, and if granted on terms that are acceptable to the Company. The Company has had continuing discussions with various financial institutions to replace the current line of credit. The Company believes but has no assurance that it will replace this line. The Company believes that with its current cash balances and the funds available under a replacement line of credit if obtained, there would be sufficient resources to meet its obligations as they become due and permit continuation of operations for the next 12 months. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. The Company has not replaced its line of credit with Laurus or extended the expiration date beyond May 22, 2007. Accordingly, it may be required to repay all amounts due under the LOC. In these circumstances, the Company would have to stop its research and development costs and significantly curtail its operations and reduce its costs and expenses, which would have an adverse impact on its liquidity and operations, and may indicate that it may be unable to continue as a going concern. As of May 18, 2007, the outstanding amount owed under the LOC was approximately $1,400,000.

                        Global Payment Technologies, Inc.
                                 March 31, 2007

On March 16, 2004, the Company entered into a Security Agreement with Laurus Master Fund Ltd. ("Laurus") which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory.
Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At March 31, 2007, $463,000 was outstanding under the LOC.

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

Net cash used in operating activities was ($933,000) in the six months ended March 31, 2007. This amount is due to a net loss for the period, adjusted for non-cash items of $(1,844,000), increased prepaid expenses and other assets of ($22,000), a decrease in accrued expenses and other current liabilities of ($101,000); offset in part by decreased accounts receivable of $733,000, decreased inventory of $170,000 and increase in accounts payable of $131,000. Net cash used in operating activities was ($728,000) in the six months ended March 31, 2006. This amount is due to a net loss for the period, adjusted for non-cash items, of ($1,501,000), increased prepaid expenses and other assets of ($165,000), decreased accounts payable of ($1,005,000), and decreased accrued expenses of ($10,000), offset, in part, by dividend distributions of $574,000 received from the Company's Australian affiliates, decreased accounts receivable of $1,203,000, primarily due to lower sales in this period combined with a continued steady collections of prior accounts receivable, decreased inventory of $153,000, and decreased income taxes receivable of $23,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. The Company granted 90 day payment terms to its Australian distributor. Based upon history, and the Company's current review of its accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

                        Global Payment Technologies, Inc.
                                 March 31, 2007

Cash used in investing activities for investing in property and equipment for the six months ended March 31, 2007 amounted to ($46,000) as compared with ($78,000) in the prior-year period.

Cash provided by (used in) financing activities in the six months ended March 31, 2007 and 2006 were $433,000 and ($22,000) respectively. The Company had net long term debt repayments of ($30,000) and ($22,000) for the six months ended March 31, 2007 and 2006, respectively. The Company had net borrowings on its Line of Credit of $463,000 in the six months ended March 31, 2007.







At March 31, 2007, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                          (in thousands)
 Fiscal Year       Operating Lease       Debt Repayments
--------------   -------------------  --------------------
    2007                        144                   496
    2008                         30                    40
 Thereafter                       -                     -
                 -------------------  --------------------
    Total                     $ 174                 $ 536
                 ===================  ====================



In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of March 31, 2007, purchase order commitments approximated $4.0 million and will be used for production requirements during fiscal 2007 and beyond.


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

                        Global Payment Technologies, Inc.
                                 March 31, 2007




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

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holdings

At the Company's 2007 Annual Meeting of Shareholders held on April 25, 2007, the stockholders elected the following person to serve as Class III Director of the Company by the following vote:

                                        FOR                   WITHHOLD
       Elliot H. Goldberg             6,042,662                113,506

Richard E. Gerzof, William H. Wood, Class I Directors and Matthew Dollinger and Stephen Nevitt, Class II Directors continue to serve as directors. The Class I Directors' term expires at the 2008 Annual Meeting and the Class II Directors' term expires at the 2009 Annual Meeting.

Item 6.    Exhibits

Exhibit           31.1  -Certification  of Chief Executive  Officer  pursuant to
                  Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit           31.2  -Certification  of Chief Financial  Officer  pursuant to
                  Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32 - Section 1350 Certifications (1)




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GLOBAL PAYMENT TECHNOLOGIES, INC.


                               By:  S/ WILLIAM MCMAHON
                                    --------------------------------------
                                       William McMahon
                                       Vice President,
                                       Chief Financial Officer and
                                       Principal Accounting Officer
Dated:  May 21, 2007