Form 10-Q
period 2007-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2007-08-20
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
                               -------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148

                               Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
                   (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          11-2974651
------------------------------                        ------------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                             Identification
No.)

170 Wilbur Place, Bohemia, New York                                   11716
-----------------------------------                             ---------------
 (Address of Principal Executive Offices)                          (Zip Code)

                                 (631) 563-2500
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

425B Oser Ave., Hauppauge, New York  11788
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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                    Yes [_] No [X]

As of August 20, 2007, the registrant had a total of 6,493,201 shares of Common Stock outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------
                                      Index

PART  I.     FINANCIAL INFORMATION                                  Page Number
----  --     ---------------------                                  -----------


Item 1.     Financial Statements

   Condensed Consolidated Balance Sheets -June 30, 2007 (unaudited)
          and September 30, 2006                                          3

   Condensed Consolidated Statements of Operations (unaudited) - Three and Nine Months ended June 30, 2007 and 2006
                                                                          4

   Condensed Consolidated Statements of Cash Flows (unaudited) - Nine
         Months ended June 30, 2007 and 2006
                                                                          5

   Notes to Condensed Consolidated Financial Statements (unaudited)
                                                                          6-14

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   16-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk
                                                                          21

Item 4. Controls and Procedures
                                                                          21


PART II.    OTHER INFORMATION
--------    -----------------

Item 4. Submission of Matters to Vote of Security Holders
                                                                          22

Item 6.     Exhibits
                                                                          22


SIGNATURES

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                    (Amounts in thousands, except share data)
                    -----------------------------------------


                                                                   June 30,       September 30,
                                                                ----------------- ---------------
                                                                      2007             2006
                                                                ----------------- ---------------
                                                                   (Unaudited)
ASSETS
---------------------------------------------------------
 Current Assets:
  Cash and cash equivalents                                    $           1,032 $         2,270
  Cash held in escrow                                                        280             280
  Accounts receivable, less allowance for doubtful
    accounts of $146 and $159, respectively                                2,293           2,065
  Inventory, net                                                           4,060           5,040
  Prepaid expenses and other current assets                                  341             218
                                                                ----------------- ---------------
            Total current assets                                           8,006           9,873

  Property and equipment, net                                                874           1,249
  Capitalized software costs, net                                            207             561
                                                                ----------------- ---------------

 Total assets                                                  $           9,087 $        11,683
                                                                ================= ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------
 Current liabilities:
  Borrowing under debt facility                                $           1,243 $             -
  Current portion of long-term debt                                           55              60
  Accounts payable                                                         1,496           1,497
  Accrued expenses and other current liabilities                           1,326           1,249
                                                                ----------------- ---------------
            Total current liabilities                                      4,120           2,806

  Long-term debt                                                               -              40
                                                                ----------------- ---------------
            Total liabilities                                              4,120           2,846
                                                                ----------------- ---------------

 Shareholders' equity:
  Common stock, par value $0.01; authorized 20,000,000
   shares;
    issued 6,772,185 and 6,497,185 shares, respectively                       68              65
  Warrant; 75,000 shares                                                      44               -
  Additional paid-in capital                                              13,942          13,609
  Accumulated (deficit)                                                   (7,620)         (3,433)
  Accumulated other comprehensive income                                      32              95
                                                                ----------------- ---------------
                                                                           6,466          10,336
  Less: Treasury stock, at cost, 278,984 shares                           (1,499)         (1,499)
                                                                ----------------- ---------------
            Total shareholders' equity                                      4,967           8,837
                                                                ----------------- ---------------

 Total liabilities and shareholders' equity                    $           9,087 $        11,683
                                                                ================= ===============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------
                                   (Unaudited)
                                   -----------


                                                                  Three Months ended           Nine Months ended
                                                             ----------------------------  -------------------------
                                                                       June 30,                    June 30,
                                                                   2007          2006          2007         2006
                                                             ---------------- -----------  ------------- -----------
Net sales
 Non-affiliates                                             $           3,103$      2,393 $        9,869$      8,193
 Affiliates                                                                 -         772              -       2,904
                                                             ---------------- -----------  ------------- -----------
                                                                        3,103       3,165          9,869      11,097
 Cost of sales                                                          2,818       3,183          8,246       9,802
                                                             ---------------- -----------  ------------- -----------
 Gross profit (loss)                                                      285        (18)          1,623       1,295
 Operating expenses                                                     1,863       1,982          5,752       5,562
                                                             ---------------- -----------  ------------- -----------
 (Loss) from operations                                               (1,578)     (2,000)        (4,129)     (4,267)
                                                             ---------------- -----------  ------------- -----------
 Other (expense) income:
  Equity in income of unconsolidated affiliates                             -         108              -       1,025
  Interest (expense) income, net                                         (14)           5           (40)          20
                                                             ---------------- -----------  ------------- -----------
 Total other (expense) income, net                                       (14)         113           (40)       1,045
                                                             ---------------- -----------  ------------- -----------
 (Loss) before provision for income taxes                             (1,592)     (1,887)        (4,169)     (3,222)
 Provision for income taxes                                                14           2             18           -
                                                             ---------------- -----------  ------------- -----------
 Net (loss)                                                 $         (1,606)$    (1,889) $      (4,187)$    (3,222)
                                                             ================ ===========  ============= ===========
 Net (loss) per share:
  Basic                                                     $          (0.26)$     (0.30) $       (0.67)$     (0.52)
                                                             ================ ===========  ============= ===========
  Diluted                                                   $          (0.26)$     (0.30) $       (0.67)$     (0.52)
                                                             ================ ===========  ============= ===========
 Common shares used in computing net (loss)
 per share amounts:
  Basic                                                             6,264,355   6,218,201      6,233,586   6,218,201
                                                             ================ ===========  ============= ===========
  Diluted                                                           6,264,355   6,218,201      6,233,586   6,218,201
                                                             ================ ===========  ============= ===========


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
                                   -----------



                                                                     Nine Months ended June 30,
                                                                  --------------------------------
                                                                       2007              2006
                                                                  ---------------   --------------
OPERATING ACTIVITIES:
   Net (loss)                                                             (4,187)          (3,222)
   Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     Equity in (loss) of unconsolidated affiliates                              -          (1,025)
     Dividend distributions from unconsolidated affiliates                      -              574
     Depreciation and amortization                                            871              903
       -
     Provision for losses on accounts receivable                                5
     Provision for losses on accounts receivable                                5               51
     Provision for inventory obsolescence                                       -              567
     Share based compensation                                                 173              106
     Changes in operating assets and liabilities:
             (Increase)decrease in accounts receivable                      (265)              439
             Decrease in accounts receivable from affiliates                    -            1,268
             Decrease in inventory                                            949              (6)
             Decrease(increase) in prepaid expenses and other
              assets                                                           37            (138)
             Decrease in income taxes receivable                                -               25
             Decrease in accounts payable                                     (1)            (751)
             Increase in accrued expenses and other current
              liabilities                                                      77               33
                                                                  ---------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                                     (2,324)          (1,176)
                                                                  ---------------   --------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (112)            (134)
                                                                  ---------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                       (112)            (134)
                                                                  ---------------   --------------
FINANCING ACTIVITIES:
   Repayments of long term debt                                              (45)             (34)
   Net borrowing from debt facility                                         1,243                -
                                                                  ---------------   --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         1,198             (34)
                                                                  ---------------   --------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,238)          (1,344)
                                                                  ---------------   --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,270            3,108
                                                                  ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $1,032           $1,764
                                                                  ===============   ==============
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $60               $6
                                                                  ===============   ==============
   Income Taxes                                                                $-               $-
                                                                  ===============   ==============
NON-CASH INVESTING ACTIVITIES
   Machinery acquired through capital lease                                    $-              $31
NON-CASH FINANCING ACTIVITIES
   Restricted common stock and warrant issued in connection
                                                                  ---------------   --------------
   with extension of debt facility                                           $207               $-
                                                                  ===============   ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
                                  June 30, 2007
                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2006 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

As of June 30, 2007, the Company had $1,243,000 outstanding on the line of credit ("LOC") with Laurus (as said terms are defined in Note E). On February 8, 2007 Laurus agreed to a 60 day extension of the LOC for a 1% fee or $25,000. All other terms and conditions remained the same. On May 16, 2007, the Company received an additional extension to May 22, 2007 and on June 18, 2007 the Company entered into an amendment to its Secured Convertible Minimum Borrowing Notes and its Secured Revolving Notes dated March 15, 2004 which provides for a six month extension to November 15, 2007. In connection with the amendment, the Company issued to Laurus 275,000 restricted shares of common stock of the Company and a Common Stock Purchase Warrant exercisable for 75,000 shares of common stock of the Company at $0.01 per share. The amendment provided the Company with additional time to replace the LOC, but did not provide additional liquidity. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. The Company continues to seek additional capital; however, there is no assurance that it will be able to find additional capital and, if found, that the terms will be acceptable to the Company. Accordingly, it may be required to repay all amounts due under the LOC. In these circumstances, the Company would have to stop its research and development and significantly curtail its operations and reduce its costs and expenses. These conditions would have an adverse impact on the Company's liquidity and operations, and raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements as a result of this uncertainty. As of August 16, 2007, the outstanding amount owed under the LOC was approximately $1,097,000.

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

                       Global Payment Technologies, Inc.
                                 June 30, 2007

In advance of implementing the requirements of SFAS No. 123R, the Company, in September 2005, accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors in order to avoid the recognition of compensation expense under SFAS No.123R with respect to these options. Any option grants since then would result in compensation expense.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's consolidated financial statements as of and for the nine months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123R. In the three months ended June 30, 2007 and 2006, the Company recorded share-based compensation for options attributable to employees, officers and directors of $58,000 and $75,000, respectively, which are included in the Company's net loss for the periods. In the nine months ended June 30, 2007 and 2006 the Company recorded share-based compensation for options attributable to employees, officers and directors of $173,000 and $109,000, respectively, which are included in the Company's net loss for these periods.

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

Options granted under these various plans generally vest over three or four years and expire seven or ten years from the date of grant, although certain options vest over one and one-half years and expire seven years from the date of grant. The Company expects to issue new shares upon stock option exercises, but has treasury shares that could be used for this purpose.

A summary of the Company's stock option plans activity as of June 30, 2007 and changes during the nine months then ended is as follows:

                                                      Weighted
                                         Weighted      Average      Aggregate
                                          Average     Remaining     Intrinsic
                                         Exercise    Contractual      Value
                               Shares      Price    Term (years)  (in thousands)
                             ---------- ----------- ------------- --------------

Outstanding, October 1, 2006  1,290,550       $3.12
 Granted                              -           -
 Exercised                            -           -
 Forfeited                     (27,373)        4.08
 Expired                       (28,650)        8.45
                             ---------- -----------
Outstanding, June 30, 2007    1,234,527       $2.97           4.7             $-
                             ========== =========== ============= ==============
Vested or expected to vest,
 June 30, 2007                1,234,527       $2.97           4.7             $-
                             ========== =========== ============= ==============
Exercisable, June 30, 2007      680,877       $3.56           3.9             $-
                             ========== =========== ============= ==============

                       Global Payment Technologies, Inc.
                                 June 30, 2007

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

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of June 30, 2007, there was $331,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.65 years.

The weighted-average grant-date fair value of options granted for the nine months ended June 2006 was $0.82.

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                Nine Months Ended
                             ----------------------
                                     June 30,
                               --------------------
                                       2006
                               --------------------
Expected volatility                         39%-50%
Weighted-average volatility                   40.2%
Expected dividends                             0.0%
Expected term (in years)                        3.6
Risk-free interest rate                       4.83%

NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $485,000 and $659,000, as of June 30, 2007 and September 30, 2006, respectively, consists of currency used to test the Company's products, and although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. Translation gains or losses on foreign currency amounts used for test purposes are included in (loss) from operations.

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                       Global Payment Technologies, Inc.
                                 June 30, 2007

                                      (in thousands)
                                  June           September
                                30, 2007          30, 2006
                            ----------------  ----------------

Raw Materials                $         2,926   $         4,104
Work-in-process                          390               358
Finished Goods                           744               578
                            ----------------  ----------------
                             $         4,060   $         5,040
                            ================  ================

The Company recorded a provision for inventory obsolescence of $567,000 for the nine months ended June 30, 2006.

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

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both of which were originally due in March 2007 and which have been extended through November 15, 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. At June 30, 2007 and September 30, 2006, $1,243,000 and $0 were outstanding, respectively, under the LOC.

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

                       Global Payment Technologies, Inc.
                                 June 30, 2007

On June 18, 2007, the Company amended the terms of the LOC which among other things, extended the maturity date to November 15, 2007.

The Amendment provides that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 9.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

The Amendment provides Laurus with 275,000 shares of fully paid and nonassessable restricted shares of the common stock of the Company and a Common Stock Purchase Warrant immediately exercisable for 75,000 shares of Common Stock of the Company at $0.01 per share which does not have an expiration date. The Company valued the shares and warrant at $.59, the market value of the Company's common stock at the date of the amendment. Such amount has been recorded as deferred debt costs and is being amortized through November 15, 2007, the maturity date. Amortization for the three and nine months ended June 30, 2007 amounted to $17,000.

The Issued Common Stock and the Issued Warrant were offered and sold pursuant to an exemption from registration contained in the Securities Act of 1933.

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

In May 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at June 30, 2007 and September 30, 2006 was $43,000 and $76,000, respectively.

In March 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at June 30, 2007 and September 30, 2006 was $12,000 and $24,000, respectively.


Outstanding debt with respect to the LOC and capital leases as of June 30, 2007 and September 30, 2006 was as follows (in thousands):

                       Global Payment Technologies, Inc.
                                 June 30, 2007


                                        June 30, 2007       September 30, 2006
                                    --------------------- ----------------------

Total debt                            $            1,300    $               106
Less amount representing interest                     (2)                    (6)
                                    --------------------- ----------------------
Net                                                1,298                    100
Less current portion                               1,298                    (60)
                                    --------------------- ----------------------
Long-term debt                        $                -    $                40
                                    ===================== ======================

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

NOTE G - COMPREHENSIVE INCOME (LOSS)
------------------------------------

Comprehensive income (loss) is the total of net (loss) income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive (loss) is as follows:

                        Three months ended June 30, Nine months ended June 30,
                              2007          2006         2007          2006
                         -------------- ------------ ------------ --------------
Net (loss)                     $(1,606)     $(1,889)     $(4,187)       $(3,222)
Other comprehensive
  (loss) (a)                       (23)         (85)         (63)          (185)
                         -------------- ------------ ------------ --------------
Comprehensive (loss)           $(1,629)     $(1,974)     $(4,250)       $(3,407)
                         ============== ============ ============ ==============

(a) Translation adjustments in 2007 relate to the Company's subsidiary located in the United Kingdom and in 2006 related primarily to the Company's investments in affiliates.

NOTE H - NET (LOSS) PER COMMON SHARE
------------------------------------

Net (loss) per common share amounts (basic and diluted EPS) are computed by dividing net (loss) by the weighted average number of outstanding common shares, including for the 2007 periods, shares issuable upon the exercise of a warrant to acquire 75,000 common shares at a nominal exercise price. For the three and nine months ended June 30, 2007 and 2006, potentially dilutive shares were not included in diluted EPS because including them would be anti-dilutive. Potentially dilutive shares are as follows:

                       Global Payment Technologies, Inc.
                                 June 30, 2007

                               (in thousands)              (in thousands)
                         Three months ended June 30, Nine months ended June 30,
                            2007          2006           2007          2006
                        ------------ --------------- ------------ --------------

Stock options                  1,235           1,600        1,235          1,600
Stock warrants                   200             200          200            200
Convertible debt                 292               -          292              -
                        ------------ --------------- ------------ --------------
Total                          1,727           1,800        1,727          1,800
                        ============ =============== ============ ==============


NOTE I - SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED INVESTEES
-------------------------------------------------------------------

Financial information with respect to the Company's two former Australian affiliates, the interests in which were sold effective August 31, 2006, is included in the accompanying 2006 financial statements based on the affiliates' results for the nine months ended March 31, 2006. The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $(32,000) for the three months ended June 30, 2006 and $650,000 for the nine months ended June 30, 2006. The Company increased its equity in income of unconsolidated affiliates by $140,000 and $375,000 for the three months and nine months ended June 30, 2006, respectively, which represents the recognition of the Company's share of the gross profits on intercompany sales to its affiliates that had been recognized by these affiliates during such period.


Summarized financial information for the two former Australian affiliates, in which the Company had a 50% and 35% non controlling interest at June 30, 2006, is as follows:

All figures are in U.S. dollars (in thousands).

                         Three Months Ended          Nine Months Ended
                               March 31,                  March 30,
                                  2006                       2006
                       ------------------------- --------------------------
Net sales              $                  1,987   $                   9,449
Operating loss                            (265)                       (203)
Net (loss) income                         (163)                       1,711*

*Net income for the nine months ended March 31, 2006 includes a gain by the Company's eCash affiliate resulting from the sale in October 2005 of its automated teller machine rental business, net of Australia income taxes, of approximately $1,775,000, of which the Company's share was approximately $621,000 which is included in equity income of affiliates for the nine months ended June 30, 2006.

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

                       Global Payment Technologies, Inc.
                                 June 30, 2007

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

NOTE K - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2006 through June 30, 2007:

                                               (in thousands)
                                                   Amount
                                           -----------------------
Beginning Balance as of October 1, 2006     $                  309
Deduct: Payments                                              (20)
Add: Provision                                                   0
                                           -----------------------
Ending Balance as of June 30, 2007          $                  289
                                           =======================

NOTE L - SHAREHOLDERS' EQUITY
-----------------------------

The Company charged $173,000 and $109,000 to operations during the nine months ended June 30, 2007 and 2006, respectively, representing the fair value of stock options earned by officers during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R. During the nine months ended June 30, 2006, the Company also recorded a credit to operations of $3,000 relating to the vesting of stock options to a consultant.

The following are the changes in shareholders' equity during the nine months ended June 30, 2007 (in thousands):

Balance, October 1, 2006                    $8,837
Share-based compensation                       173
Restricted common stock and
warrant issued in connection with
extension of debt facility                     207
Other comprehensive loss                      (63)
Net loss                                   (4,187)
                                           -------
Balance, June 30, 2007                      $4,967
                                            ======


NOTE M - CONCENTRATIONS
-----------------------

The Company's largest customers for the three and nine months ended June 30, 2007 and 2006 represent the following percentages of net sales and accounts receivable:

                       Global Payment Technologies, Inc.
                                 June 30, 2007

                         Three months ended June 30,        Nine months ended June 30,
                         2007              2006                2007             2006
                    --------------- -------------------  ---------------- ----------------
Net sales:
  Customer A                    52%                 24%               41%              26%
  Customer B                      *                   *                 *              11%
  Customer C                      *                 10%                 *                *

                       June 30,        September 30,
                         2007              2006
                    --------------- -------------------
Accounts Receivable:
  Customer A                    74%                 80%

* Represents less than 10% for the period

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented. Customer A was the Company's former unconsolidated affiliate in Australia, which interest was sold in the fourth quarter of fiscal 2006.

NOTE N - OTHER
--------------

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

On June 8, 2007, the Company received notification from NASDAQ that for the last 30 consecutive business days, the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310 (c)(4)(the "Rule"). In accordance with Marketplace Rule 4310 (c)(8)(D), the Company will be provided 180 calendar days, or until December 5, 2007, to regain compliance. If, at anytime before December 5, 2007, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be provided written notification that it complies with the Rule.

If compliance with this Rule cannot be demonstrated by December 5, 2007, NASDAQ will determine whether the Company meets the NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, NASDAQ will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, NASDAQ will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the determination to delist its securities to a Listing Qualifications Panel.

On July 2, 2007, the Company moved to a new facility located in Bohemia, New York. The facility has 25,550 square ft. Future minimum rentals, which aggregate $1,754,499 are as follows: During the first lease year, the rent will be $214,620, second lease year $221,059, third lease year $227,690, fourth lease year $234,521, fifth lease year $241,557, sixth lease year $248,803, seventh lease year $256,268, eighth lease year (five months) $109,981.

                       Global Payment Technologies, Inc.
                                 June 30, 2007

NOTE O - RESTATEMENT
--------------------

The Company has determined that it had made an error in the second quarter of 2007 in the application of Generally Accepted Accounting Principles ("GAAP") by improperly reversing $130,000 of its allowance for inventory obsolescence which had been recorded in the prior year related to inventory which had not been sold by March 31, 2007. Under GAAP, the reduced carrying value of inventory is to be considered its cost for subsequent accounting periods.

The Company intends to restate its Form 10-Q for the three and six months ended March 31, 2007 to reflect the following:


                                    Three Months Ended     Six Months Ended
                                          March 31,            March 31,
                                             2007                  2007
                                     -------------------------------------------

Net loss, as reported                 $          (1,200) $               (2,449)
Net loss, as restated                            (1,330)                 (2,579)
Loss per basic and diluted share, as
 reported                                         (0.19)                  (0.39)
Loss per basic and diluted share, as
 restated                                         (0.21)                  (0.41)

                       Global Payment Technologies, Inc.
                                 June 30, 2007

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

On June 8, 2007, the Company received notification from NASDAQ that for the last 30 consecutive business days, the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310 (c)(4)(the "Rule"). In accordance with Marketplace Rule 4310 (c)(8)(D), the Company will be provided 180 calendar days, or until December 5, 2007, to regain compliance. If, at anytime before December 5, 2007, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be provided written notification that it complies with the Rule.

If compliance with this Rule cannot be demonstrated by December 5, 2007, NASDAQ will determine whether the Company meets the NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, NASDAQ will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, NASDAQ will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the determination to delist its securities to a Listing Qualifications Panel.

On May 16, 2007, Laurus agreed to an extension of its LOC to May 22, 2007. On June 18, 2007, the Company entered into an amendment to its LOC dated March 15, 2004. The terms provide for a six month extension to November 15, 2007. In connection with the amendment, the Company issued to Laurus 275,000 restricted shares of the common stock of the Company and a Common Stock Purchase Warrant exercisable for 75,000 shares of common stock of the Company at $0.01 per share. The amendment provided the Company with additional time to replace the line of credit with Laurus, but did not provide additional liquidity. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. The Company continues to seek additional capital, however, there is no assurance that it will be able to find additional capital and if found that the terms will be acceptable to the Company. Accordingly, it may be required to repay all amounts due under the LOC. In these circumstances, the Company would have to stop its research and development and significantly curtail its operations and reduce its costs and expenses. These conditions would have an adverse impact on the Company's liquidity and operations, and raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements as a result of this uncertainty.

Effective June 1, 2007, Stephen Nevitt resigned as Chief Executive Officer, President and Director of the Company. On the same date, the Board of Directors of the Company appointed William McMahon to serve as the interim President/CEO and Director.

                       Global Payment Technologies, Inc.
                                 June 30, 2007

Three months ended June 30, 2007 compared with three months ended June 30, 2006
-------------------------------------------------------------------------------

Sales

Net sales decreased by 2.0%, or $62,000, to $3,103,000 in the three months ended June 30, 2007 as compared with $3,165,000 in the comparative prior-year period. This sales decrease was primarily due to $259,000 decreased sales to the beverage and vending market and increased sales to the gaming market. Last year's sales included special incentives to customers in order to reduce inventory levels in the Company's Aurora product. Beverage and vending sales for the three months ended June 30, 2007 were $433,000, or 14.0% of sales, as compared with $692,000, or 21.9% of sales, in the prior year period. Gaming sales for the three months ended June 30, 2007 were $2,669,000, or 86.0% of sales, as compared with $2,473,000, or 78.1% of sales, in the prior year period.

Gross Profit

Gross profit increased to $285,000, or 9.20% of net sales, in the three months ended June 30, 2007 as compared with $(18,000), or (0.6%) of net sales, in the comparative prior-year period. The increase in gross profit was primarily the result of lower margins in the prior year period as a result of sales incentives granted to reduce Aurora inventory levels.

Operating Expenses

Operating expenses decreased to $1,863,000, or 60.0% of sales, in the three months ended June 30, 2007 as compared with $1,982,000, or 62.6% of sales, in the comparative prior-year period. This decrease of $119,000 is primarily the result of lower payroll and travel - partially offset by increased expenses resulting from the development and testing of the Company's new products- Falcon and Eagle- and an increase due to moving costs. The Company charged $58,000 to operations during the three months ended June 30, 2007 as compared to $75,000 in the prior year representing the fair value of stock options earned by employees, officers and directors.

Other (Expense) Income

During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to third-party end users (customers). Included in the results of operations for the three months ended June 30, 2006 were the Company's share of net profits of these affiliates of $108,000, which included $140,000 of the Company's proportionate share of the related gross profit on product sales to its affiliates which had been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net (loss) income of these unconsolidated affiliates was ($32,000).

Interest expense increased to $14,000 as compared to interest income of $5,000 in the comparable prior-year period which reflected the costs of borrowing under the LOC.

Income Taxes

With respect to the provision for income taxes, the effective rate was 0.9% as compared with 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2007. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net (Loss)

Net loss for the quarter ended June 30, 2007 was ($1,606,000), or ($0.26) per share, as compared with ($1,889,000), or ($0.30) per share, in the comparative prior-year period.

                       Global Payment Technologies, Inc.
                                 June 30, 2007

Nine months ended June 30, 2007 compared with nine months ended June 30, 2006
-----------------------------------------------------------------------------

Sales

Net sales decreased by 11.1%, or $1,228,000 to $9,869,000, in the nine months ended June 30, 2007 as compared with $11,097,000, in the comparative prior-year period. This sales decrease was primarily due to $1,190,000 decreased sales to the beverage and vending market. Last year's sales included special incentives to customers in order to reduce inventory levels in the Company's Aurora product. Beverage and vending sales for the nine months ended June 30, 2007 were $1,490,000, or 15.1% of sales, as compared with $2,679,000, or 24.1% of sales, in the prior year period. Gaming sales for the nine months ended June 30, 2007 were $8,380,000, or 84.9% of sales, as compared with $8,417,000, or 75.9% of sales, in the prior year period.

Gross Profit

Gross profit increased to $1,623,000, or 16.4% of net sales, in the nine months ended June 30, 2007 as compared with $1,295,000, or 11.7% of net sales, in the comparative prior-year period. The increase in gross profit was primarily the result of lower margins in the prior year period as a result of sales incentives granted to reduce Aurora inventory levels.

Operating Expenses

Operating expenses increased to $5,752,000, or 58.2% of sales, in the nine months ended June 30, 2007 as compared with $5,562,000, or 50.1% of sales, in the comparative prior-year period. This increase of $190,000 is primarily the result of $480,000 of expenses resulting from the development and testing of its new products - Falcon and Eagle and an increase due to moving costs partially offset by lower payroll, commissions and travel. The Company charged $173,000 to operations during the nine months ended June 30, 2007 as compared to $109,000 in the prior year representing the fair value of stock options earned by employees, officers and directors.

Other (Expense) Income

During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to third-party end users (customers). Included in the results of operations for the nine months ended June 30, 2006 were the Company's share of net profits of these affiliates of $1,025,000, which included $375,000 of the Company's proportionate share of the related gross profit on product sales to its affiliates which had been sold by the affiliates to third party end users. Excluding this intercompany gross profit adjustment, the Company's share of net income of these unconsolidated affiliates was $650,000. The Company's share of net income for the nine months ended June 30, 2006 included a gain by the Company's eCash affiliate resulting from the sale of its automatic teller machine rental business, net of Australian income taxes, of approximately $1,775,000, of which the Company's share was approximately $621,000.

Interest expense increased to $40,000 as compared to interest income of $20,000 in the comparable prior-year period which reflected the costs of borrowing under the LOC.

Income Taxes

With respect to the provision for income taxes, the effective rate was a provision of 0.4% as compared with a provision of 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2007. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net (Loss)

Net (loss) for the nine months ended June 30, 2007 was ($4,187,000), or ($0.67) per share, as compared with $(3,222,000), or ($0.52) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.

                       Global Payment Technologies, Inc.
                                 June 30, 2007

Liquidity and Capital Resources
-------------------------------

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations and service principal and interest payments on the Company's indebtedness. At June 30, 2007, the Company's cash and cash equivalents were $1,032,000 as compared with $2,270,000 at September 30, 2006. A significant portion of the Company's cash balance in the amount of $485,000 and $659,000, as of June 30, 2007 and September 30, 2006, respectively, consisted of currency used to test the Company's products and, although it could be available, it is not anticipated to be utilized for working capital purposes in the normal course of business. The Company has $280,000 of cash held in escrow as a result of its sale on September 2, 2006 of the Company's 50% interest in Global Payment Technologies Australia Pty Ltd ("GPTA"). The escrow will be released on the one year anniversary of the transaction if among other things, the Company satisfies its obligations under a new distribution agreement with GPTA. As of June 30, 2007, the Company had $1,243,000 outstanding on the LOC. On February 8, 2007 Laurus agreed to a 60 day extension, until May 16, 2007 of the LOC for a 1% fee or $25,000 and on May 16, 2007 agreed to a further extension until May 22, 2007. All other terms and conditions remained the same. On June 18, 2007, the Company entered into an amendment to its LOC dated March 15, 2004 which provides for a six month extension to November 15, 2007. In connection with the amendment the Company issued to Laurus 275,000 restricted shares of the common stock of the Company and a Common Stock Purchase Warrant exercisable for 75,000 shares of Common Stock of the Company at $0.01 per share. The amendment provided the Company with additional time to replace the line of credit with Laurus, but did not provide additional liquidity. The Company is developing new products for its market and will need to obtain additional capital in order to continue to fund its development costs and capital expenses related to tooling and marketing. The Company continues to seek additional capital however there is no assurance that it will be able to find additional capital and if found that the terms will be acceptable to the Company. Accordingly, it may be required to repay all amounts due under the LOC. In these circumstances, the Company would have to stop its research and development and significantly curtail its operations and reduce its costs and expenses. These conditions would have an adverse impact on the Company's liquidity and operations, and raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements as a result of this uncertainty.

The amended agreement provides that Laurus will not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 9.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

The Issued Common Stock and the Issued Warrant were offered and sold pursuant to an exemption from registration contained in the Securities Act of 1933.

Net cash used in operating activities was ($2,324,000) in the nine months ended June 30, 2007. This amount is due to a net loss for the period, adjusted for non-cash items of $(3,121,000), decreased prepaid expenses and other assets of $37,000, an increase in accrued expenses and other current liabilities of
$77,000; offset in part by increased accounts receivable of ($265,000), decreased inventory of $1,045,000. Net cash used in operating activities was ($1,176,000) in the nine ended June 30, 2006. This amount is due to a net loss for the period, adjusted for non-cash items, of ($2,620,000), increased inventory of $6,000, increased prepaid expenses and other assets of $138,000, and decreased accounts payable of $751,000, offset in part by dividend distributions of $574,000 received from the Company's Australian affiliates, increased accrued expenses of $33,000, decreased accounts receivable of $1,707,000, primarily due to lower sales in this period combined with a continued steady collections of prior accounts receivable, and decreased income taxes receivable of $25,000. The Company sells its products primarily to international markets on terms generally greater than 30 days. The Company granted 90 day payment terms to its Australian distributor. Based upon history, and the Company's current review of its

                       Global Payment Technologies, Inc.
                                 June 30, 2007

accounts receivable, it believes it is adequately reserved for potentially uncollectible accounts. However, given the Company's sales and accounts receivable are concentrated to a small group of customers and in certain markets, any changes in conditions could cause a material impact to its net income (loss) and cash flow. Additionally, the timing and size of the Company's future Aurora sales orders, as well as the potential impact of current and future sales programs, could have an impact on cash from operations and on gross profit percentages.

Cash used in investing activities for investing in property and equipment for the nine months ended June 30, 2007 amounted to ($112,000) as compared with ($134,000) in the prior-year period.

Cash provided by (used in) financing activities in the nine months ended June 30, 2007 and 2006 were $1,198,000 and ($34,000) respectively. The Company had net long term debt repayments of ($45,000) and ($34,000) for the nine months ended June 30, 2007 and 2006, respectively. The Company had net borrowings on its Line of Credit of $1,243,000 in the nine months ended June 30, 2007.

Future minimum payments under non-cancelable operating leases including the Company's new Bohemia facility, and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                (in thousands)
     Fiscal Year      Operating Lease    Debt Repayments
  ------------------ ----------------- -------------------
         2007                       70               1,258
         2008                      266                  40
         2009                      242                   -
         2010                      248                   -
      Thereafter                 1,109                   -
                     ----------------- -------------------
        Total         $          1,935  $            1,298
                     ================= ===================

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of June 30, 2007, purchase order commitments approximated $3.4 million and will be used for production requirements during fiscal 2007 and beyond.


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

                        Global Payment Technologies, Inc.
                                  June 30, 2007

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There  have  been  no  material  changes  in  the  Company's   quantitative  and
qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2006.


Item 4.    Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer (who also is the Company's Chief Financial Officer) has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believes that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                        Global Payment Technologies, Inc.
                                  June 30, 2007

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's 2007 Annual Meeting of Shareholders held on April 25, 2007, the stockholders elected the following person to serve as Class III Director of the Company by the following vote:

                                       FOR            WITHHELD
                                       ---            --------
                  Elliot H. Goldberg   6,042,662       113,506

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

                                          Global Payment Technologies, Inc.
                                          ---------------------------------
                                          By:  s/ William McMahon
                                                  William McMahon
                                                  President,
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer
Dated:  August 20, 2007