Form 10-K
period 2007-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-01-23
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2007

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25148

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        11-2974651
--------------------------------------------------------------------------------
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

                    170 Wilbur Place, Bohemia, New York 11716
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    631-563-2500
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

     Indicate by check mark whether the registrant is shell company (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on March 31, 2007, was approximately $6,450,225.

     As of December 31, 2007, the registrant had a total of 6,497,185 shares of Common Stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Company's Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III of this Report

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

Fiscal 2007 has been a turbulent year for us as we continued to struggle with operating losses and cash flow deficiencies. Our senior loan with Laurus Master Funds, which originally came due in March 2007 was extended until June 2007, and extended again until November 2007. In exchange for the extensions, we paid $25,000 in cash and issued 275,000 shares of fully paid and nonassessable restricted common stock along with warrants immediately exercisable to purchase 75,000 shares of common stock at $0.01 per share. The extensions did not provide us with any additional liquidity. On June 1, Stephen Nevitt resigned as President and CEO and William McMahon was named interim President and CEO along with his duties as Chief Financial Officer. In July 2007 we relocated to a smaller manufacturing facility which is more appropriate to the size of our business. While we continued the development of our new products, our cash constraints slowed the process and we were not able to launch as originally planned. In addition, we had delays in receiving raw materials from our vendors which delayed our ability to ship product on a timely basis. Throughout this time period, we continued to negotiate for additional funding.

On January 15, 2008, the Company entered into a series of transactions with entities affiliated with Andre Soussa, Chief Executive of Global Payment Technologies Australia ("GPTA"), the Company's largest customer. GPTA has advanced $440,000 pursuant to a Secured Term Note ("Secured Note") which matures on January 15, 2009. Interest only is payable monthly at prime plus 3%, subject to a minimum of 9% per annum. The loan is secured by substantially all the assets of the Company. Under the terms of the Secured Note, the Company is required to notify GPTA in writing of any outstanding expense or payment to be paid by the Company in excess of $1,000 and the Company is prohibited from making any such payment or payments in the aggregate of more than $5,000 without GPTA's prior written approval.

In addition, an affiliate controlled by Andre Soussa will make an additional $400,000 investment after the filing by the Company of its Annual Report on Form 10-K. At the close of the transactions, Mr. Soussa and his affiliates will be the largest shareholders of the Company. Mr. Soussa will become Chairman of the Board and Chief Executive Officer as part of an overall restructuring of the Company. In addition, four of the five members of the existing Board of Directors will be replaced. Mr. Richard Gerzof will remain as a director but will relinquish his role as Chairman. Mr. William McMahon, previously interim President and CEO, and CFO will remain with the Company as President and Chief Financial Officer. For additional information about these transactions, see "Business Item 1. Recent Developments".

Until the fourth quarter of fiscal 2006 we had a 50% non-controlling interest in GPTA. This entity is responsible for sales and service of the Company's products in Australia and New Zealand on an exclusive basis. On September 2, 2006, we sold our entire interest for a total of approximately $1,791,000, of which $1,511,000 was received in cash at closing and $280,000 was placed in escrow which was released on the one year anniversary of the transaction. The purchaser was ACN 121 187 068 Pty Limited ("ACN"), a corporation organized under the laws of New South Wales, Australia and is related to Exfair Pty Limited, the registered holder of the remaining 50% of the issued and outstanding shares of GPTA. In addition we entered into a 5 year exclusive distributor agreement with GPTA. The distributor agreement provides GPTA the exclusive distribution rights in Australia, Asia, New Zealand, and the Pacific Rim as well as exclusive rights to distribute Aristocrat worldwide. GPTA will be responsible for providing sales, technical support, installation, service and repair functions as well as maintaining sufficient inventory stock to provide for the territories.

In June 2002, the Company and two other shareholders formed eCash Holdings Pty. Ltd. ("eCash"), an Australian based company. This entity was formed to market, distribute, service and support Automated Teller Machines across Australia and New Zealand. We owned 1,050 shares which represented a 35% interest in this entity. On August 25, 2006, we sold four hundred and fifty (450) shares to ACN for a total purchase price of $123,138 and six hundred (600) shares to ACN 121 187 157 Pty Limited, a corporation organized under the laws of New South Wales, Australia, for a total purchase price of $162,723. The purchase price for each sale was based on our equity in the respective business units as of April 30, 2006.

We own 100% of Global Payment Technologies (Europe) Limited ("GPT-Europe"). This entity is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe and the Middle East.

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

Gaming sales for fiscal 2005 were $23.150 million, or 89.4% of sales, as compared with $19.304 million, or 79.2% of sales, in fiscal 2004. Beverage and vending sales for fiscal 2005 were $2.736 million, or 10.6% of sales, as compared with $5.077 million, or 20.8% of sales, in fiscal 2004.

Net sales for fiscal 2006 decreased 45% to $14.3 million. The decrease in sales was mainly due to the restrictions put on gaming in Russia and a slow down in the market in Australia. Gaming sales were $11.3 million in fiscal 2006, or 79% of sales, as compared to $23.150 million or 89.4% in fiscal 2005. Beverage and vending sales were $3.0 million, or 21% of sales, in fiscal 2006 as compared to $2.736 million or 10.6% of total sales in fiscal 2005.

Net sales for fiscal 2007 decreased 18% to $11.6 million. The largest decrease in sales was in the Russian market which continues to be adversely affected by the restrictions put on gaming by the Russian government. Gaming sales were $10.0 million in fiscal 2007 or, 86% of sales, as compared to $11.3 million, or 79% of sales, in fiscal 2006. Beverage and vending sales were $1.6 million, or 14% of sales, in fiscal 2007 as compared to $3.0 million, or 21% of sales, in fiscal 2006.

Our international sales amounted to 91%, 90% and 93%, of net sales in fiscal 2007, 2006 and 2005, respectively.

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

After the launch of our Aurora product in fiscal 2003, we experienced an increase in Aurora revenue from $5.3 million in fiscal 2003, to $7.0 million in fiscal 2004, to $8.1 million in fiscal 2005. In fiscal 2003 we signed a four year supply contract, valued in excess of $10,000,000, with Tobaccoland Automaten GmbH & Co, a German based cigarette-vending operator with over 200,000 machines or approximately 25% of the German market share. However, since the last quarter of fiscal 2004 the overall German tobacco vending industry has faced significant volume shortfalls due to government increases in cigarette taxes. In fiscal 2005, we successfully penetrated sales into the Russian gaming market with our Aurora product, originally dubbed the "beverage and vending" product. However, in fiscal 2006, as a result of restrictions placed on new casinos in the Russian market, sales of the Aurora product declined to $3.4 million. In fiscal 2007 Aurora sales continued to decline to $1.8 million. In 2007 we introduced a faster version of the Aurora called the Falcon, which uses a Digital Signal Processor (DSP) chip. This product is targeted to low end casinos, kiosks, payment systems and amusement games. We will continue to search for new growth opportunities both domestically and internationally for all our products. Further, we launched SA-4 in fiscal 2005 and believe it will provide an opportunity for penetration in the domestic gaming market as well as other international markets. The SA-4 model is targeted to the global casino market and incorporates the features of Argus with a faster Digital Signal Processing
(DSP) chip which allows for currency validating in less than one second. In fiscal 2006, we had sales of $4.3 million for our SA-4 validator.

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

Our marketing strategy for the significantly larger worldwide beverage and vending industry is very similar to that of our gaming strategy. During fiscal 2002, we initiated sales of the Aurora product. During fiscal 2003, with sales of our new Aurora product commencing in January 2003, we achieved a significant $3.5 million increase in beverage and vending sales to $5.7 million. Throughout fiscal 2004, 2005, 2006 and 2007, we marketed our Aurora product through our already existing distribution channels, as well as through the creation of additional alliances and sales channels to further penetrate this market. The beverage and vending industry's requirement for currency validation equipment is more than $375 million per annum, or three times that of the gaming market. In addition, further penetration into the beverage and vending market, as well as the gaming market, will allow us to achieve further diversification and, if successful, could reduce our reliance on any one market as well as expand our customer base.

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


Products

Since inception, we have endeavored, through research and development and manufacturing efforts, to provide products that meet the specific performance requirements of our customers. These requirements are continually evolving as the markets for currency validators continue to grow and as technological advances are incorporated into the products' design. We spent approximately $713,000, $333,000 and $55,000 during fiscal 2007, 2006 and 2005, respectively, on research and development. Our research and development consists primarily of efforts to develop new currency validators, expand our product lines into new applications, as well as to achieve improvements in technology.

Our product development efforts have been focused on the design of our latest generation of validator products, the first of which was Argus(TM), our gaming validator. We began selling Argus(TM) in January 2001. Sales of this product represented 19%, 63%, 54%, 51% and 50% of unit validator sales in fiscal 2001, 2002, 2003, 2004 and 2005, respectively. We launched the SA-4 in late fiscal 2005. The SA-4, an improved Argus validator with a faster processor chip, achieved unit sales representing 36% and 56% of unit validator sales in fiscal 2006 and 2007, respectively.

In the summer of 2002, the Company completed the development of its new product designed specifically to address the requirements of the vending industry. Following successful field trials during the summer and fall of 2002, we commenced a sales and marketing campaign which led to sales commencing in January 2003 on our new product called "Aurora". Sales of this product represented 43%, 48%, 47% and 33% of unit validator sales in fiscal 2004, 2005 2006 and 2007, respectively. For Argus(TM) and Aurora products, we have, since achieving technological feasibility through a detailed program design, capitalized the cost of software coding and development, and reflect the amortization of these costs in cost of sales.

Our principal products in fiscal 2007 included the SA-4, Argus(TM) and Aurora and a wide range of comprehensive currency databases and note stacker configurations. In fiscal 1997, we planned for a shift in demand toward our Generation II product line and such sales amounted to 58% of unit sales. During fiscal 2000, 2001 and 2002, this shift continued and Generation II and Argus(TM) product line sales accounted for 76%, 89% and 92% of unit sales, respectively. The Argus product had been designed to be a drop-in replacement for Generation II products and this focused toward bringing new technological features to the marketplace. During fiscal 2002 and fiscal 2003, sales substantially shifted from our Generation II product line to our Argus(TM) product line, which represented 63% and 80% of gaming validator sales. This shift increased further in the fourth quarter of fiscal 2003 and represented 96% of gaming sales which coupled with our increased marketing efforts on Argus, rather than our Generation II product line, resulted in an increased inventory reserve in the fourth quarter of 2003. During fiscal 2004, we commenced a phase out program on this product, however; we will maintain field service and support for warranty repairs for several more years. We believe we have adequately reserved for inventory obsolescence for the shift in demand from our Generation I products and Generation II products to our Generation III products.

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

In fiscal 2005 we launched the SA-4. SA-4 is a worldwide note validator that can handle bills up to 3.35 inches in width while holding a database of up to 128 different bank notes in four directions, which enables SA-4 to securely validate multiple currencies without the need to re-program. The DSP chip enables the use of advanced algorithms, which significantly improve security and performance. The SA-4 sensor system has our patented Red, Green, Blue and Infrared (RGBI) optical array and an industry standard bar-code reader that is compatible with the various Ticket-In Ticket-Out (TITO) systems currently found on many casino floors worldwide. Many countries use magnetic ink to increase the security of their currency. The SA-4 currency validator contains a new high-sensitivity magnetic circuit that doubles the sensitivity to detect these inks. SA-4 contains front and rear sensors, which guarantee the detection of critical bill position information. SA-4 supports the various industry-standard communication protocols commonly used for vending, gaming, and video lottery machines.

In fiscal 2007, we launched our Falcon currency validator which uses Digital Signal Processor (DSP) technology to achieve fast reliable note recognition. With our proven patented RGBI Optical Technology, Falcon can validate currency for most countries. Falcon was designed as a faster version of the Aurora validator and is targeted for low end casinos, kiosks, payment systems and amusement games.

Product Performance and Warranties

Our validator and note stacker products are generally covered by a one-year warranty against defects in materials or workmanship. This warranty has essentially doubled with our Generation III validators (Argus, Aurora, Advantage and SA-4). The Company or our authorized service agents will repair or replace any units that require warranty service. We do not warrant that our validators will reject all counterfeit currencies and believe that there is no commercially available validator that is counterfeit-currency-proof or warranted as such. To support our increasing international market presence, we have expanded our warranty and non-warranty support coverage to provide in-country capability in key worldwide markets (e.g. Australia, Russia, Latin America, South Africa, Europe and Southeast Asia). In these markets, the local sales and service joint venture partners and distributors provide warranty labor while our primary product support in these markets is in the form of warranty parts. Over the last three years, our cost of warranting our products has varied primarily as a direct result of the increase or decrease in the unit sales, as well as product performance. Warranty liability as of September 30, 2007 and 2006 was $108,000 and $309,000, respectively, which represents actual costs incurred and an estimate of future costs to be incurred.

Marketing and Sales

An "in-house" sales force consisting of sales representatives, sales/product technicians and customer service support personnel, as well as strategic joint ventures and distributors, conducts our primary sales and marketing efforts in both the domestic and international markets. We have company-owned sales and service offices in London, Moscow and Lima, Peru and exclusive distributors for the key markets of Australia, New Zealand and the Pacific Rim. In addition, we have distributors in Russia, Italy, Southeast Asia, Latin America, the Middle East and South Africa. The overall sales and service network provides effective international coverage for our products and customers and reflects our commitment to providing superior service worldwide.

Customer Concentration

During fiscal 2007, our largest customer, GPTA, accounted for approximately 41% of net sales. A significant portion of GPTA's sales is to Aristocrat Technologies Australia Pty Ltd. Net sales to the gaming industry accounted for approximately 86% of our revenues, with the remaining 14% primarily from product applications in the beverage and vending industry. We sell to a small group of OEMs in the gaming and beverage and vending industries. The Company must achieve significantly less dependence on several important customers by expanding into new countries, expanding our customer base and developing new products to increase the market size we can market to, such as domestic gaming and the mass market vending applications. Until such initiatives are achieved, we are at risk that lower demand for any one product or market, or a loss of a significant customer, can substantially impact our revenues and net income.

Manufacturing

From 1995 through June 30, 2007, our operations had been conducted from a 44,000 square foot leased facility, which housed the manufacturing and administrative functions in Hauppauge, New York. As of July 2, 2007 our operations have been conducted from a leased facility, currently 25,550 square feet, which housed the manufacturing and administrative functions in Bohemia, New York. Annual savings as a result of the move is estimated to be $250,000.

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

As we began our transition to the Argus product line in fiscal 2001, we incurred increased costs related to lower volumes on the two product lines. As this transition was substantially completed during fiscal 2002, Argus was expected to be produced in a more efficient manner at a lower cost, and at the same time allowing increased flexibility to meet customers' demand. In the fourth quarter of 2002 these improvements were more than offset by the significant reduction in sales and production. During fiscal 2003, our introduction of our new Aurora product with higher initial purchase costs and increased initial manufacturing costs, coupled with overall lower sales volume than fiscal 2002, resulted in lower net margins for the year. We did, however, take action to significantly reduce our purchased component costs on Aurora and Argus by the end of fiscal 2003 by manufacturing and selling off, on a first-in first-out basis, our higher priced purchased components. In fiscal 2004, we continued our efforts to further reduce costs and to improve the margin on our Aurora product, and while improvements in purchasing costs and manufacturing efficiencies had been achieved by the end of fiscal 2004, the benefits were substantially realized during fiscal 2005. During fiscal 2006 and 2007, we continued our efforts to reduce product costs, including potential outsourcing, but the most significant factor affecting our gross profit percentage was the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce our current inventory levels.

We depend on a limited number of suppliers for various stamped or formed housings, gears, cogs and wheels and electronic assemblies or components, including certain microprocessor chips. We believe that concentrating our purchases from our existing suppliers provides, in certain cases, better prices, better quality and consistency and more reliable deliveries. We maintain on-going communications with our suppliers to prevent interruptions in supply and, to date, generally have been able to obtain adequate supplies in a timely manner. Many of the electronic components we use, including our microprocessors, are widely used in many applications and are available from a number of sources. However, the short wave length light source that forms a critical part of our optical scanning device is now commercially available from only a very limited number of suppliers. We believe that if such supply were to become unavailable, our units could be redesigned to use other light sources and still remain competitive in the marketplace. However, any interruption in the supply of key components that cannot be quickly remedied could have a materially adverse effect on our results of operations.

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

In addition to our U.S. patents and pending application, we have also applied for patent protection in a large number of international markets. If corresponding foreign patents are obtained, we believe that these patents could provide important protection for certain technological advantages our validators possess in international markets. However, we do not believe that we will be materially adversely affected if these patents are not issued. No assurances can be given that any patent applications will result in the issuance of additional patents. We have obtained patents in Australia, New Zealand and South Africa under the Eurasian Patent Convention corresponding to U.S. Patent No. 6,223,876 covering the use of short wave length light in a validator to discern the color and other characteristics of bills being scanned. In addition we have obtained a patent in New Zealand corresponding to U.S. Patent No. 5,630,755 covering a system for monitoring and tracking money collected from a gaming machine and the like.

In September 2006, we announced that we had filed for patents on revolutionary new optical technology expected to be unveiled in a new product launch during fiscal 2008.

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

Employees

On December 31, 2007 in our Bohemia, NY location, we had 71 employees, consisting of 2 executives; 4 sales and customer service representatives; 19 engineers and software developers, and technical support representatives; 6 materials, quality control and quality assurance personnel; 6 administrative and clerical personnel; and 34 assembly/manufacturing personnel. In addition we have 6 employees in the UK and 2 technicians in Moscow. We believe our relationship with our employees is good.


Recent Developments

On January 15, 2008, Global Payment Technologies, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with Exfair Pty Ltd, an Australian company ("Exfair") and GPTA. The transactions contemplated thereunder are expected to be consummated at two closings (as discussed below).

First Closing

At the first closing on January 15, 2008 (the "First Closing"), the Company issued to GPTA a one-year secured term note in the principal amount of $440,000 (the "Secured Note") that bears interest at a rate equal to the prime rate plus 3.0% (provided, that the interest rate shall not be less than 9.0%) and is secured by all the assets of the Company pursuant to a Security Agreement (the "Security Agreement"). Additionally, the Company entered into a Voting Agreement with Exfair and certain director-stockholders of the Company, wherein such stockholders agreed to vote in favor of (i) the election of certain persons to the Board of Directors of the Company and (ii) an amendment to Company's Certificate of Incorporation establishing a class of Preferred Stock (as discussed below). Additionally, the Company entered into a Technology License Agreement with GPTA, pursuant to which the Company has agreed to grant a license to GP Australia to utilize certain databases and proprietary operating systems if the Company is unable or willing to continue to provide support for such databases and operating systems of the Company, and the parties thereto further agreed that if the Company commences bankruptcy proceedings, then the Company would permit GPTA to duplicate any of the Company's intellectual property as of the commencement of such bankruptcy proceedings. GPTA and the Company also agreed to make certain technical amendments to the Distribution Agreement dated September 1, 2006.

 Second Closing

At the second closing, which will only occur upon the Company filing its Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC") by the date set forth in the Purchase Agreement (the "Second Closing"), the Company will issue (i) a Convertible Note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note may be converted into two million shares of Series A Convertible Preferred Stock, par value US$0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant (the "Warrant") to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009.

The Company's failure to file its Annual Report on Form 10-K with the SEC by the date set forth in the Secured Note constitutes an event of default thereunder which would allow GPTA to accelerate the Secured Note and declare all indebtedness, including principal, accrued interest and all other payments under the Secured Note to be immediately due and payable.

Effective as of the consummation of the Second Closing, all current Company directors except Richard Gerzof will resign and new directors appointed. In addition, the Company will enter into an Employment Agreement with Mr. Soussa, pursuant to which he will be employed as the Company's Chief Executive Officer for a two-year term commencing on the date of the Second Closing at an annual base salary of $300,000. Mr. Soussa will also be awarded options to purchase 500,000 shares of the Company's Common Stock in accordance with the Company's stock option plan. In connection with the transactions contemplated by the Purchase Agreement, effective as of the Second Closing, William McMahon will resign as a director of the Company and as its Chief Executive Officer. William McMahon will remain at the Company as its President and Chief Financial Officer and enter into a new Employment Agreement with the Company for a two-year term with an annual base salary of $200,000. Mr. McMahon will also be awarded options to purchase 250,000 shares of the Company's Common Stock in accordance with the Company's stock option plan.

The Company has agreed to seek the approval of the stockholders of the Company to amend the Certificate of Incorporation to authorize a class of Preferred Stock. Upon the approval of such amendment and the filing thereof with the Secretary of State of the State of Delaware, the Convertible Note will automatically be converted into 2,000,000 shares of Series A Convertible Preferred Stock, par value US$0.01 per share, with such rights and preferences, including, but not limited to:

(a) Voting Rights. During the first 18 months after the designation of the Series A Preferred Stock, each holder of shares of the Series A Preferred Stock shall be entitled to five (5) times the number of votes equal to the number of shares of Common Stock into which such Holder's shares of Series A Preferred Stock could be converted and after such first 18 month period, each holder of shares of the Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such Holder's shares of Series A Preferred Stock could be converted. During the first 18 months after the designation of the Series A Preferred Stock, so long as any shares of Series A Preferred Stock are outstanding, the holders of Series A Preferred Stock shall be entitled to designate three (3) members of the Board of Directors. During the first 18 months after the Series A Preferred Stock has been designated, if the number of members of the Board of Directors is increased to more than five (5), the number of directors designated by the holders of Series A Preferred Stock shall increase such that the Series A Preferred Stock shall designate a majority of the number of authorized Board of Director members.

(b) Dividends. The Series A Preferred Stock will, with respect to payment of dividends and rights upon liquidation, dissolution or winding-up of the affairs of the Company, rank senior and prior to the Common Stock of the Company, and any additional series of preferred stock which may in the future be issued by the Company and are designated in the amendment to the Certificate of Incorporation or the certificate of designation establishing such additional preferred stock as ranking junior to the Series A Preferred Stock. The holders of the Series A Preferred Stock will be entitled to receive dividends if, when and as declared by the Board of Directors from time to time, and in amounts determined by the Board of Directors; provided, however, no dividends shall be paid on any share of Common Stock unless a dividend is paid with respect to all outstanding shares of Series A Preferred Stock in an amount for each such share of Series A Preferred Stock equal to or greater than the aggregate amount of such dividends for all shares of Common Stock into which each such share of Series A Preferred Stock could then be converted.

(c) Liquidation Value. The liquidation value per share of Series A Preferred Stock, in case of the voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, will be an amount equal to $0.20, subject to adjustment in the event of a stock split, stock dividend or similar event applicable to the Series A Preferred Stock.

(d) Additional Issuances of Securities. Except for certain issuances by the Company, If, at any time while the Series A Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice its securities, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then applicable conversion price, then the conversion price shall be reduced to such lower price.


(e) Modification of Series A Preferred Stock. So long as any shares of Series A Preferred Stock remain outstanding, the Company, shall not, without the vote or written consent by the holders of more than fifty percent (50.0%) of the outstanding Series A Preferred Stock, voting together as a single class, and unless approved by the Board of Directors: (i) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking or other analogous fund for such purpose) any share or shares of its Capital Stock, except for conversion into or exchange for stock junior to the Series A Preferred Stock;
(ii) alter, modify or amend the terms of the Series A Preferred Stock in any way; or (iii) create or issue any Capital Stock of the Company ranking pari passu with or senior to the Series A Preferred Stock either as to the payment of dividends or rights in liquidation, dissolution or winding-up of the affairs of the Company; increase the authorized number of shares of the Series A Preferred Stock; re-issue any Series A Preferred Stock which have been converted or otherwise acquired by the Company in accordance with the terms hereof.



The Board of Directors awarded Richard Gerzof, Chairman of the Board of the Company, immediately exercisable options to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.20 per share, the fair market value as of the date of grant. The Board of Directors also awarded Elliott Goldberg, Matthew Dollinger and William Wood, directors, immediately exercisable options to purchase 100,000, 18,500 and 3,500 shares of Common Stock, respectively, at the exercise price of $0.20 per share, the fair market value as of the date of grant.

The Board of Directors also amended the Company's 2006 Stock Option Plan to eliminate the requirement that options must be exercised, to the extent they were exercisable, within a three month period following the date of termination of employment or directorship, even if by disability or death.


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

We are dependent on the paper currency validator and gaming market.
-------------------------------------------------------------------

In fiscal 2007, 86% of our sales were to the gaming market. Any significant technological advances to increased use of smart cards could cause a reduction in our revenues. Any changes in government regulations, as we experienced in Russia, could have an adverse effect on our revenue.

We are dependent on a small number of customers.
------------------------------------------------

In fiscal 2007, one customer accounted for 41% of our sales. The loss of this customer could have a significant adverse effect on our revenue.

Some product components have a long lead time.
----------------------------------------------

Some of our product components may take in excess of 12 weeks to obtain and a shortage of those parts may have a negative effect on our revenue.

Some components are single sourced.
-----------------------------------

Some of our products can only be produced by one vendor. The loss of this vendor could have a negative effect on our revenue.

Some of our inventory may become obsolete.
------------------------------------------

We hold inventory for warranty and repairs and replacements. We also anticipate sales volumes from our customers due to lead times required to build inventory. There is a risk that orders may be less than anticipated for certain product models and that we may have excess inventory or inventory which becomes obsolete.

We may have  difficulty  competing  with  larger  companies  that offer  similar
--------------------------------------------------------------------------------
products which may result in decreased revenue
----------------------------------------------

We believe that we have a very competitive product; however, many of our competitors have greater resources than we have and can invest more in product development and marketing or develop pricing strategies which may adversely affect our revenues.

We are  dependent on  management  and our  engineers and a loss of key employees
--------------------------------------------------------------------------------
could disrupt our business and our financial performance could suffer.
----------------------------------------------------------------------

Our business is largely dependent upon our senior executive officer, William McMahon, our interim President, chief executive officer and chief financial officer. Our business may be adversely affected if any key management personnel or other key employees left our employ.

Item 1B.    Unresolved Staff Comments
--------    -------------------------

Not applicable.

Item 2.     Properties
-------     ----------


On July 2, 2007, the Company moved to a new leased facility located in Bohemia, New York. The facility has 25,550 square feet and houses the manufacturing and administrative functions. Future minimum rentals, which aggregate $1,754,499, are as follows: During the first lease year, the annual rent will be $214,620, second lease year $221,059, third lease year $227,690, fourth lease year $234,521, fifth lease year $241,557, sixth lease year $248,803, seventh lease year $256,268, eighth lease year (five months) $109,981.


Item 3.     Legal Proceedings
-------     -----------------

The company is a defendant in matters which arose in the ordinary course of business. In the opinion of management, the ultimate resolution of this matter would not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

Not applicable.

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
-------     ------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

a)    Market Information

The Company's Common Stock is listed and trades on the Over the Counter Bulletin Board under the symbol GPTX.OB. The following table sets forth, on a per share basis, the high and low sale prices for the Company's Common Stock for each quarter of fiscal 2006 and 2007. During such period the Common Stock was traded on the NASDAQ National Market System.

Quarter Ended              High           Low
----------------------------------- ---------------
December 31, 2005          3.58          2.09
March 31, 2006             2.80          2.03
June 30, 2006              2.49          1.10
September 30, 2006         1.99          1.25
December 31, 2006          2.20           .94
March 31, 2007             1.72           .83
June 30, 2007              1.32           .34
September 30, 2007         .71            .21

b)    Holders

The approximate number of beneficial holders and holders of record of the Company's Common Stock as of March 31, 2007 were 1,246 and 34, respectively.

c)    Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared or paid any cash dividends and does not expect to declare or pay any cash dividends in the foreseeable future.

d)    Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information as of the Company's fiscal year ended September 30, 2007 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.

                                                           Number of securities
                                                           remaining available
                                          Weighted-average for future issuance
                    Number of securities  exercise price       under equity
                     to be issued upon    of outstanding    compensation plans
                        exercise of          options,     (excluding securities
                    outstanding options,   warrants and    in the first column
                    warrants and rights       rights          of this table)
                    -------------------       ------          --------------
Equity                      711,360                $3.18        1,448,485
compensation
plans approved by
security holders
Equity               Not Applicable       Not Applicable   Not Applicable
compensation
plans not
approved by
security holders

Item 6.     Selected Financial Data
-------     -----------------------
FINANCIAL HIGHLIGHTS
--------------------
(In thousands, except earnings per share)
-----------------------------------------

Year Ended September 30           2003            2004             2005          2006           2007
--------------------------   ------------    -------------    ------------- ------------    -----------

Net Sales                     $    26,076     $     24,381     $     25,886  $    14,303     $   11,602
Net loss                          (5,677) (1)      (1,690) (2)        (573)      (4,143) (4)    (5,591)
Diluted loss per share (3)         (1.02)           (0.30)           (0.10)       (0.67)         (0.89)
Total assets                       17,775           16,267           16,714       11,765          6,802
Long-term debt obligations              0            1,354               79           40              0
Stockholders' equity               11,677           11,107           13,371        8,837          3,470


(1) Based on the Company's continued losses, and related uncertainty as to the Company's ability to generate sufficient taxable income to realize the full value of its deferred income tax asset, the Company recorded a full valuation allowance and related income tax expense in the fourth quarter of fiscal 2003.
(2) Includes a gain of $78,000 from the sale of the remaining portion of the Company's unconsolidated South African affiliate.
(3) The weighted average shares outstanding used in the calculation of diluted loss per share did not include potential shares outstanding because they were anti-dilutive.
(4) Includes gain on sale of investments in unconsolidated affiliates of $307,000.

QUARTERLY INFORMATION
---------------------
(In thousands, except earnings per share)
-----------------------------------------

Quarter Ended                       Dec. 31     Mar. 31      June 30      Sept. 30       Year
                                  ----------- ------------ ------------ ------------ -------------
                                              (restated)
Fiscal 2007
----------------------------------
Net sales                          $    3,964  $     2,802   $    3,103  $     1,733  $     11,602
Gross profit (loss)                       712          627          285        (234)         1,390
Net loss                              (1,249)      (1,330)      (1,606)      (1,406)       (5,591)
Basic loss per share                   (0.20)       (0.21)       (0.26)       (0.21)        (0.88)
Diluted loss per share (1)             (0.20)       (0.21)       (0.26)       (0.21)        (0.88)

Fiscal 2006
----------------------------------
Net sales                          $    3,905  $     4,027   $    3,165  $     3,206  $     14,303
Gross profit (loss)                       685          628         (18)          480         1,775
Net loss                                (790)        (543)      (1,889)        (921)       (4,143)
Basic loss per share                   (0.13)       (0.09)       (0.30)       (0.15)        (0.67)
Diluted loss per share (1)             (0.13)       (0.09)       (0.30)       (0.15)        (0.67)

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

Item 7.     Management's Discussion and Analysis of Financial
-------     -------------------------------------------------
Condition and Results of Operations
-----------------------------------

Results of Operations
---------------------

Fiscal year ended September 30, 2007 compared with September 30, 2006

Sales Net sales for fiscal 2007 decreased by 18.9% to $11,602 million as compared with $14,303 million in fiscal 2006. The largest decrease in sales was in the Russian market which continues to be adversely affected by the restrictions put on gaming by the Russian government. Last year's sales included special incentives to customers in order to reduce inventory levels in the Company's Aurora product. Gaming sales were $10.0 million in fiscal 2007 or 86% of sales, as compared to $11.3 million, or 79% of sales, in fiscal 2006. Beverage and vending sales were $1.6 million, or 14% of sales, in fiscal 2007 as compared to $3.0 million, or 21% of sales, in fiscal 2006. Net sales to international customers accounted for 91 % and 90% of net sales in fiscal 2007 and 2006, respectively.

Gross Profit

Gross profit decreased to $1,390 million, or 11% of sales, as compared with $1,775 million, or 12% of sales, in the prior-year period. The decrease in gross profit was affected by a 18.9% sales decline from fiscal 2006 while manufacturing expenses were virtually unchanged. This resulted in significant under absorption of overhead. The most significant factor affecting the Company's gross profit percentage will be the unit sales levels achieved and their relationship to manufacturing costs, as well as any impact from sales and marketing efforts to achieve additional market share and/or reduce inventory levels.

Operating Expenses

Operating expenses decreased to $6,975 million, or 60% of sales, in fiscal 2007 from $7,429 million, or 51% of sales, in fiscal 2006. This decrease of $454,000 is primarily the result of lower payroll and travel-partially offset by increased expenses resulting from the development and testing of the Company's new products-Falcon and Eagle-and an increase due to moving costs.

Other (Expense) Income

During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company recognized revenue upon shipment and passage of title to its affiliated customers, but deferred its proportionate share of the related gross profit on product sales until sales were made by the affiliated customers to third-party end users (customers). Included in the results of operations for fiscal 2006 were the Company's net share of profits through August 31, 2006, the effective date of sale, of $648,000.

Interest Expense

Interest expense increased to $61,000 for fiscal 2007 as compared to $8,000 in fiscal 2006. The increase was as a result of the costs of borrowing under the Line of Credit.


Income Taxes

With respect to the provision for income taxes, the effective rate was a benefit of .6% in fiscal 2007 as compared to a tax benefit of 0.0% in fiscal 2006. This change in the effective tax rate is primarily the result of fiscal 2007 operating losses for which no benefit has been recognized. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at September 30, 2007. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss

The net loss for fiscal 2007 was ($5,591,000), or ($0.89) per share, as compared with ($4,143,000), or ($0.67) per share, in fiscal 2006.



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

Operating Expenses

Operating expenses increased to $7.429 million or 51.9% of net sales in fiscal 2006 from $7.051 million or 27.2% of net sales in fiscal 2005, an increase of $378 thousand or 5.4%. This increase was due, in part, to a severance payment made to a former officer of $150,000, research and development cost increases related to the new products planned to be introduced in fiscal 2008 and an increase in rent expense related to a short term extension of the lease until June 2007.

Equity in income of unconsolidated affiliates and Gain on sale of investments in unconsolidated affiliates

During fiscal 2006, the Company sold its interests in its affiliated customers. Prior to such dispositions, the Company accounted for its results of operations using the equity method. Included in the Company's results of operations are the Company's net share of profits through August 31, 2006, the effective date of sale, of $648,000. For fiscal 2006, the Company increased its equity in income of unconsolidated subsidiaries by $535,000 as compared to a reduction in fiscal 2005 of $33,000, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliates as of the Company's fiscal year end.

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

Net Loss

The net loss for fiscal 2006 was ($4,143,000), or ($0.67) per share, as compared with ($573,000), or ($0.10) per share, in fiscal 2005. Liquidity and Capital Resources

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, fund inventory purchase commitments, and service principal and interest payments on the Company's indebtedness. At September 30, 2007, the Company's cash and cash equivalents were $879,000 as compared with $2,352,000 at September 30, 2006. A significant portion of the Company's cash balance in the amount of $498,000 and $741,000, as of September 30, 2007 and 2006, respectively, consists of currency used to test the Company's products. The Company had $280,000 of cash held in escrow as a result of its sale on September 2, 2006 of the Company's 50% interest in GPTA. The escrow was released on the one year anniversary of the transaction.

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

The value allocated to the warrants resulted in a debt discount of $506,000 which was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which resulted in an effective yield over the term of the CTN. Amortization for the year ended September 30, 2005 was $568,000. During fiscal 2005, the entire amount of debt discount had been recognized as interest expense and charged to operations.

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both due in March 2007 (the RN and the MBN collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the year ended September 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At September 30, 2007, $353,000 was outstanding under the MBN or the RN.

The agreements provided that Laurus would not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 4.99% of the outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

The Company's credit facility with Laurus was paid in full on the maturity date of November 15, 2007. The Company is in discussion to provide alternative financing. The Company believes, but has no assurance, that it will replace the line.

Net cash used in operating activities was $1,853,000 in fiscal 2007. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,363,,000, decreased accounts receivable of $1,026,000, decreased prepaid expenses and other current assets of $103,000, decreased accrued expenses and other liabilities of $310,000, decreased inventory of $1,172,000, and increased accounts payable of $420,000.

Net cash used in operating activities was $2,330,000 in fiscal 2006. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,054,000, decreased accounts receivable of $1,676,000, decreased income taxes receivable of $25,000, increased accrued expenses and other liabilities of $115,000 reduced by increased inventory of $530,000, and decreased accounts payable of $513,000.

Net cash used in operating activities was $434,000 in fiscal 2005. This amount was due to a net loss for the period, adjusted for non-cash items, of $1,767,000, decreased prepaid expenses and other assets of $42,000, decreased accounts receivable of $824,000, and decreased income taxes receivable of $90,000, reduced by increased inventory of $2,830,000, primarily the result of an increase in the Company's Aurora product due to lower Russian orders and the slowdown in the German cigarette vending market, due to significant German tax increases, coupled with the Company's commitment to receive inventory from its vendors, decreased accounts payable of $181,000 and decreased accrued expense and other current liabilities of $146,000.

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

Net cash provided by investing activities amounted to $112,000 in fiscal 2007 as compared with net cash provided by investing activities of $1,622,000 in fiscal 2006 and net cash used in investing activities of $340,000 in fiscal 2005. In fiscal 2006 the Company received $1,798,000 from the sale of its interests in Global Payment Technologies Australia Pty Ltd and eCash Pty Ltd. Further, the Company received $574,000 in dividend distributions, primarily from its Australian affiliate, during fiscal 2006. There were no dividend distributions in fiscal 2005 or 2007. The remaining investing activities of $168,000 in fiscal 2007, $176,000 in fiscal 2006, and $340,000 in fiscal 2005 were for the purchase of property and equipment primarily for the Company's manufacturing operations.

Net cash used in financing activities consisted of net repayments of bank borrowings of $60,000 in fiscal 2007 as compared with $(48,000) in fiscal 2006 and $63,000 in fiscal 2005. The Company had net borrowings on its Line of Credit of $353,000 in fiscal 2007. The remaining cash provided by financing activities of $492,000 in fiscal 2005 was from the issuance of stock upon the exercise of common stock options and warrants.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and deficiencies in cash flows from operations. Accordingly, the Company will be required to identify additional revenue resources, raise additional capital and/or significantly reduce its expenses in order to pay its obligations as they become due. As discussed in
Note 12 to the Company's consolidated financial statements, the Company entered into a debt financing agreement and is undertaking a corporate restructuring to attempt to improve operating results and develop new products, however, there can be no assurance that such plans will be successful. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of assets or the amount of liabilities that might result from the outcome of these uncertainties.


Commitments:

At September 30, 2007, future minimum payments under non-cancelable leases and principal payments to be made for long-term debt maturing over the next five years and thereafter are as follows in ($000):

                            Operating Lease   Debt Repayments
                          -------------------------------------

Fiscal year ended September 30,
            2008            $         321       $           393
            2009                      242
            2010                      249
            2011                      255
            2012                      263
         Thereafter                   591
                          ---------------    ------------------
           Total            $       1,921       $           393
                          ---------------    ------------------

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of September 30, 2007, purchase order commitments approximated $4.0 million and will be used for production requirements during fiscal 2008 and beyond.

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

Reserve for Uncollectible Accounts Receivable:

At September 30, 2007, our accounts receivable balance was $1 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry coupled with current circumstances or known events and our past experiences. This policy is based on our past collection experience. To the extent that our experience changes or our customers experience financial difficulty our reserve may need to increase.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Accounting Standards ("SFAS") No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets as of September 30, 2007.

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse. The effective tax rate for the Company is affected by the income mix derived from the core business and from its share of income from foreign affiliates that may have different tax rates. Realization of deferred tax assets is primarily dependent upon the Company's future profitability, and the Company has, consequently, provided a full valuation allowance against its deferred income tax assets due to the impact of the fiscal 2007, 2006 and 2005 losses and uncertainty as to the ability to generate future taxable income to sufficiently realize those assets. To the extent the Company's profitability improves, the valuation allowance may be wholly or partially reversed. At such time that the Company believes that it will realize sufficient taxable income; the valuation allowance will be reassessed.

Debt Discounts:

Pursuant to the Securities Purchase Agreement with Laurus the Company received proceeds of $1,500,000 from the issuance of the CTN in the principal amount of $1,500,000 and 7 year warrants to purchase 200,000 shares of the Company's common stock. The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. During the year ended September 30, 2005, the Company repaid $50,000 and Laurus converted $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the conversion of the balance of the CTN, the entire amount of debt discount has been recognized as interest expense and charged to operations.

Share-Based Compensation:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
--------    ----------------------------------------------------------

Fiscal 2007 saw continued moderation in the level of inflation. In order to offset the resultant rise in the costs of operations, the Company has assessed, and will continue to assess, ways to gain efficiencies and reduce operating and manufacturing costs, thereby increasing profit margins and improving its operations.

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

During  fiscal  2006,  the Company  sold its  interests  in its  privately  held unconsolidated foreign companies which it used for the purposes of conducting its business overseas and attaining its strategic objectives. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and forecasts for such companies in assessing the net realizable values of the investments in these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary.


Item 8.     Financial Statements and Supplementary Data
-------     -------------------------------------------

The financial statements of the Company required by this item are set forth beginning on page F-1.


Item 9.     Changes in and  Disagreements  with  Accountants  on  Accounting
--------------------------------------------------------------------------------
 and Financial Disclosure
-------------------------

None.

Item 9A.    Controls and Procedures
--------    -----------------------

Disclosure Controls

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

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15 (f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the fiscal year ended September 30, 2007, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such occurred during such period.

The Company is not an "accelerated filer" (i.e. the Company's public float is less than $75 million) for the fiscal year 2007; hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the fiscal year ending September 30, 2008. Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, the Company has been reviewing its internal control procedures.

Based upon the evaluation conducted by management in connection with the audit of the Company's financial statements for the year ended September 30, 2007, the Company identified material weaknesses in our internal control over financial reporting. A material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the Company in a timely manner." Management is currently taking steps to correct these material weaknesses through changes in procedures and evaluation of personnel.

Item 9B.    Other Information
--------    -----------------

None.

Rider 34

                                    PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, which is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's equity compensation plans contained in the last paragraph of Item 5 in this Report are incorporated by reference into Items 10 and 12, respectively, of this Report.

                                     PART IV


Item 15.    Exhibits and Financial Statement Schedules
--------    ------------------------------------------

The following documents are filed as part of this report:

       1. Global Payment Technologies, Inc. Consolidated Financial Statements:

            Report of Independent Registered Public Accounting Firm (page 45)

            Consolidated Balance Sheets as of September 30, 2007 and 2006 (page F-2)
            Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2007 (page F-3)

            Consolidated Statements of Shareholders' Equity and Comprehensive Loss for each of the years in the three-year period ended September 30, 2007 (page F-4)

            Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2007 (page F-5)

            Notes to Consolidated Financial Statements (pages 46 - 68)

       2.  Global   Payment   Technologies   Australia  Pty  Limited   Financial
Statements:

            Report of Independent Registered Public Accounting Firms (page 69)

            Balance Sheets as of August 31, 2006 and June 30, 2006 (page 70)

            Statement of Operations for the period ended August 31, 2006 and year ended June 30, 2006 (page 71)

            Statements of Stockholders' Equity for period ended August 31, 2006 and year ended June 30, 2006 (page 72)

            Statements of Cash Flows for period ended August 31, 2006 and year ended June 30, 2006 (page 73)

            Notes to Financial Statements (pages 74-82)

            Report of Independent Registered Public Accounting Firms (page 83)

            Balance Sheets as of June 30, 2006 and 2005 (page 84)

            Statements of Operations for each of the years in the three-year period ended June 30, 2006 (page 85)

            Statements of Stockholders' Equity for each of the years in the three-year period ended June 30, 2006 (page 86)

            Statements of Cash Flows for each of the years in the three-year period ended June 30, 2006 (page 87)

            Notes to Financial Statements (pages 88-96)

       3. Global  Payment  Technologies  eCash  Holdings  Pty Limited  Financial
Statements:

            Report of Independent Registered Public Accounting Firms (page 97)

            Consolidated Balance Sheets as of June 30, 2006 and 2005 (page 98)

            Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2006 (page 99)

            Consolidated Statements of Stockholder's Equity for each of the years in the three-year period ended June 30, 2006 (page 100)

            Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2006 (page 101)

            Notes to Consolidated Financial Statements (pages 102-109)

            Report of Independent Registered Public Accounting Firms (page 110)

            Consolidated Balance Sheets as of August 31, 2006 and June 30, 2006 (page 111)
            Consolidated Statements of Operations for the period ended August 31, 2006 and June 30, 2006 (page 112)

            Consolidated Statements of Stockholder's Equity for the period ended August 31, 2006 and June 30, 2006 (page 113)

            Consolidated Statements of Cash Flows for the period ended August 31, 2006 and June 30, 2006 (page 114)

            Notes to Consolidated Financial Statements (pages 115-122)

       4. Financial  statement  schedules required to be filed by Item 8 of this
Form: Schedule II - Valuation and Qualifying Accounts (page 125)

       5. Exhibits:

Exhibit No.

3.1         Certificate of Incorporation (2)
3.2         Certificate of Merger (2)
3.3         By-Laws
4.1         Securities   Purchase  Agreement  dated  March  16,  2004  by  and  between  the registrant and Laurus (4)
4.2         Common Stock Purchase Warrant dated March 16, 2004 issued to Laurus (4)
4.3         Registration   Rights  Agreement  dated  March  16,  2004  by  and  between  the registrant and Laurus (4)
4.4         Registration   Rights  Agreement  dated  March  16,  2004  by  and  between  the registrant and Laurus (4)
4.5         Amendment No. 1, dated April 29, 2004, to Securities Purchase Agreement (5)
4.6         Amendment No. 1, dated April 29, 2004, to Common Stock Purchase Warrant (5)
10.1        1994 Stock Option Plan (1)*
10.2        1996 Stock Option Plan (1)*
10.3        2000 Stock Option Plan (3)*
10.4        Employment Agreement dated April 17, 2006 between the Company and William
            McMahon (7)*

10.5        Lease dated June 1, 2007 between Global Payment Technologies, Inc and Rechler
            Equity LLC (8)
10.6        Securities Purchase Agreement, dated January 15, 2008, by and among Global
            Payment Technologies, Inc., Exfair Pty Ltd, and Global Payment Technologies
            Australia Pty. Ltd. (9)
10.7        Secured Term Note, dated January 15, 2008, issued by Global Payment
            Technologies, Inc. in favor of Global Payment Technologies Australia Pty. Ltd.
            (9)
10.8        Security Agreement, dated January 15, 2008, by and between Global Payment
            Technologies, Inc. and Global Payment Technologies Australia Pty. Ltd. (9)
10.9        Voting Agreement, dated January 15, 2008, by and among Global Payment
            Technologies, Inc., Exfair Pty Ltd, and certain stockholders listed therein (9)
10.10       Technology License Agreement, dated January 15, 2008, by and between Global
            Payment Technologies, Inc. and Global Payment Technologies Australia Pty. Ltd.
            (9)
10.11       Amendment No. 1 to Distribution Agreement, dated January 15, 2008, by and between Global Payment Technologies, Inc. and Global Payment Technologies
            Australia Pty. Ltd. (9)
10.12       Form of Convertible Note to be issued by Global Payment Technologies, Inc. in favor of Exfair Pty Ltd. (9)
10.13       Form of Warrant to be issued by Global Payment Technologies, Inc. (9)
10.14       Form of Certificate of Designation establishing Series A Convertible Preferred
            Stock (9)
10.15       Form of Registration Rights Agreement by and between Global Payment
            Technologies, Inc. and Exfair Pty Ltd. (9)
10.16       Form of Employment Agreement by and between Global Payment Technologies, Inc.
            and Andre Soussa. (9)
10.17       Form of Employment Agreement by and between Global Payment Technologies, Inc.
            and William McMahon (9)
14          Code of Ethics (6)
21          List of Subsidiaries (8)
23.1        Consent of Eisner LLP, Independent Registered Public Accounting Firm(8)
23.2        Consent of Pitcher Partners, Independent Registered Public Accounting Firm (8)
31.1        Rule13a-14a Certification (Chief Executive Officer) (8)
32          Section 1350 Certification (8)
99.1        Press Release of Global Payment Technologies, Inc., dated January 17, 2008, reporting the transactions contemplated by the Purchaser Agreement, dated
            January 15, 2008, by and among Global Payment Technologies, Inc., Exfair Pty
            Ltd, and Global Payment Technologies Australia Pty. Ltd.


            --------------------------------------------------------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File #333-30829).
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.
(3) Filed as an exhibit to the Company's Proxy Statement for the fiscal year ended September 30, 1999.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2004, filed with the SEC on March 18, 2004.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
(8)         Filed herewith.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2008, filed with the SEC on January 22, 2008.
*           Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Global Payment Technologies, Inc.

             By: s/William McMahon
                 -----------------
              William McMahon
              President, Chief Executive Officer and Chief Financial Officer

Date:  January 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                         Date
-------------------- ----------------------------------------- -----------------



s/William McMahon    President, Chief Executive Officer        January 22, 2008
--------------------
William McMahon      Chief Financial Officer and
                     Principal Accounting Officer and Director

s/Richard Gerzof     Director, Chairman of the Board           January 22, 2008
Richard Gerzof

s/William H. Wood    Director                                  January 22, 2008
William H. Wood

s/Elliot Goldberg    Director                                  January 22, 2008
Elliot Goldberg

s/Matthew Dollinger  Director                                  January 22, 2008
Matthew Dollinger

                        GLOBAL PAYMENT TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements

                                                                                                          Page
Consolidated Financial Statements of Global Payment Technologies, Inc.:
Report of Independent Registered Public Accounting Firm                                                    45
      Consolidated Balance Sheets as of September 30, 2007 and 2006                                       F-2
      Consolidated Statements of Operations for each of the years in the three-year period ended
          September 30, 2007                                                                              F-3
      Consolidated Statements of Shareholders' Equity and Comprehensive Loss for each of the
         years in the three-year period ended September 30, 2007                                          F-4
      Consolidated Statements of Cash Flows for each of the years in the three-year period ended
         September 30, 2007                                                                               F-5
      Notes to Consolidated Financial Statements                                                         46-68
Financial Statements of Global Payment Technologies Australia Pty Limited:1
      Report of Independent Registered Public Accounting Firms                                             69

      Balance Sheets as of August 31, 2006 and June 30, 2006                                               70

      Statement of Operations for the period ended August 31, 2006 and year ended
      June 30, 2006                                                                                        71

      Statements of Stockholders' Equity for period ended August 31, 2006 and year
      ended June 30, 2006                                                                                  72

      Statements of Cash Flows for period ended August 31, 2006 and year ended
      June 30, 2006                                                                                        73

      Notes to Financial Statements                                                                      74-82

      Report of Independent Registered Public Accounting Firms                                             83

      Balance Sheets as of June 30, 2006 and 2005                                                          84
      Statements of Operations for each of the years in the three-year period ended
          June 30, 2006                                                                                    85
      Statements of Stockholders' Equity for each of the years in the three-year period
          ended June 30, 2006                                                                              86
      Statements of Cash Flows for each of the years in the three-year period ended
          June 30, 2006                                                                                    87





      Notes to Financial Statements                                                                      88-96
 Financial Statements of Global Payment Technologies eCash Holdings Pty Limited::1
      Report of Independent Registered Public Accounting Firms                                             97

      Consolidated Balance Sheets as of June 30, 2006 and 2005                                             98

      Consolidated Statements of Operations for each of the years in the three-year period ended June
       30, 2006                                                                                            99

      Consolidated Statements of Stockholder's Equity for each of the years in the three-year period
       ended June 30, 2006                                                                                100

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended June
       30, 2006                                                                                           101

      Notes to Consolidated Financial Statements                                                        102-109

      Report of Independent Registered Public Accounting Firms 1                                          110

      Consolidated Balance Sheets as of August 31, 2006 and June 30, 2006                                 111

      Consolidated Statements of Operations for the period ended August 31, 2006
      and June 30, 2006                                                                                   112

      Consolidated Statements of Stockholder's Equity for the period ended
      August 31, 2006 and June 30, 2006                                                                   113

      Consolidated Statements of Cash Flows for the period ended
      August 31, 2006 and June 30, 2006                                                                      114

      Notes to Consolidated Financial Statements                                                         115-122
       Additional Financial Information Pursuant to the Requirements of Form 10-K:
       Schedule II - Valuation and Qualifying Accounts and Reserves                                          125
Schedules not listed above have been omitted because they are either not applicable or the required information has been
 provided elsewhere in the consolidated financial statements or notes thereto.
          1 Included pursuant to Reg. S-X, Rule 3-09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Global Payment Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included financial statement Schedule II, listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Global Payment Technologies Australia Pty Limited (GPTA) and eCash Holdings Pty Limited (eCash), 50% and 35%, respectively, owned investee companies which the Company sold effective August 31, 2006. The Company's equity in earnings (loss) of GPTA and eCash was $593,000 and $590,000, respectively, for the year ended September 30, 2006 and $253,000 and ($50,000), respectively, for the year ended September 30, 2005. The financial statements of GPTA and eCash were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GPTA and eCash, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Payment Technologies, Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and deficiencies in cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2(o) to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based compensation.


/s/ Eisner LLP
New York, New York
January 22, 2008

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                           Consolidated Balance Sheets
                           September 30, 2007 and 2006
              (Dollar amounts in thousands, except per share data)

                       Assets                              2007          2006
                                                        ------------  -----------
Current assets:
   Cash and cash equivalents                          $         879 $      2,352
   Cash held in escrow                                            -          280
   Accounts receivable, less allowance for doubtful accounts
     of $86 and $159, respectively                            1,030        2,065
   Inventory, net                                             3,768        5,040
   Prepaid expenses and other current assets                    178          218
                                                        ------------  -----------
           Total current assets                               5,855        9,955
Property and equipment, net                                     822        1,249
Capitalized software costs, net                                  89          561
Other assets                                                     36            -
                                                        ------------  -----------
           Total assets                               $       6,802 $     11,765
                                                        ============  ===========
        Liabilities and Shareholders' Equity
Current liabilities:
   Borrowing under debt facility                      $         353 $          -
   Current portion of long-term debt                             40           60
   Accounts payable                                           2,003        1,579
   Accrued expenses and other current liabilities               936        1,249
                                                        ------------  -----------
           Total current liabilities                          3,332        2,888

Long-term debt                                                    -           40
                                                        ------------  -----------

           Total Liabilities                                  3,332        2,928
                                                        ------------  -----------

Commitments and Contingency (note 11)

Shareholders' equity:
   Common stock, par value $0.01; Authorized 20,000,000 shares;
     issued 6,772,185 and 6,497,185 shares, respectively         68           65
   Additional paid-in capital                                13,912       13,609
   Accumulated deficit                                       (9,024)      (3,433)
   Accumulated other comprehensive income                        13           95
                                                        ------------  -----------
                                                              4,969       10,336
Less treasury stock, at cost,  278,984 shares                (1,499)      (1,499)
                                                        ------------  -----------
           Total shareholders' equity                         3,470        8,837
                                                        ------------  -----------
           Total liabilities and shareholders' equity $       6,802 $     11,765
                                                        ============  ===========
See accompanying notes to consolidated financial statements.

      GLOBAL PAYMENT TECHNOLOGIES, INC.
    Consolidated Statements of Operations
  Years ended September 30, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)


                                                 2007          2006          2005
                                              ------------  ------------  ------------
Net sales:
         Non-affiliates                     $      11,602 $      10,751  $     15,547
         Affiliates                                     -         3,552        10,339
                                              ------------  ------------  ------------
                                                   11,602        14,303        25,886
Cost of sales                                      10,212        12,528        19,019
                                              ------------  ------------  ------------
                  Gross profit                      1,390         1,775         6,867
Operating expenses                                  6,975         7,429         7,051
                                              ------------  ------------  ------------
                  Loss from operations             (5,585)       (5,654)         (184)
                                              ------------  ------------  ------------
Other income (expense):
         Equity in income of unconsolidated
            affiliates, net                                       1,183           203
         Gain on sale of investments in
            unconsolidated affiliates                               307             -
         Interest income (expense), net               (38)           23          (613)
                                              ------------  ------------  ------------
                  Other (expense) income              (38)        1,513          (410)
                                              ------------  ------------  ------------
                  Loss before provision
                    (benefit) for income taxes     (5,623)       (4,141)         (594)
Provision (benefit) for income taxes                  (32)            2           (21)
                                              ------------  ------------  ------------
                  Net loss                  $      (5,591)$      (4,143) $       (573)
                                              ============  ============  ============
Net loss per share:
         Basic                              $       (0.89)$       (0.67) $       (0.10)
         Diluted                                    (0.89)        (0.67)         (0.10)
Common shares used in computing
    net loss per share amounts:
            Basic                               6,296,557     6,218,201     5,976,467
            Diluted                             6,296,557     6,218,201     5,976,467


See accompanying notes to consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
         Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                 Years ended September 30, 2007, 2006, and 2005
                (Dollar amounts in thousands, except share data)


                                                   -------------------                      Accumulated    -----------------
                                      Comprehensive    Common stock   Additional            Other           Treasury stock
                                                   ------------------- paid-in  Accumulated Comprehensive  -----------------
                                           loss      Shares    Amount  capital   deficit    Income         Shares    Amount   Total
                                         --------- --------- --------- --------- --------- ---------       -------- --------  ------
Balance at September 30, 2004                      5,880,750       59    10,800     1,283       464  (278,984)   (1,499)   11,107
   Net loss                                  (573)        -         -         -      (573)        -         -         -      (573)
   Cumulative translation adjustment
    of foreign investments-gain               185         -         -         -         -       185         -         -       185
                                        ---------
   Comprehensive loss                        (388)        -         -         -         -         -         -         -         -
                                        =========
   Fair value of stock options issued           -         -        36         -         -         -         -        36
   Conversion of convertible notes                  498,826         5     2,120         -         -         -         -     2,125
   Exercise of common stock options,
    including income tax benefits of $0             117,609         1       490         -         -         -         -       491
                                                   --------        --      ----        --        --        --        --      ---
Balance at September 30, 2005                     6,497,185        65    13,446       710       649  (278,984)   (1,499)   13,371
   Net loss                                (4,143)        -         -         -    (4,143)        -         -         -    (4,143)
   Reclassification to operations in
    connection with sales of
    foreign affiliates                       (506)                                             (506)                         (506)
   Cumulative translation adjustment
    of foreign investments-loss               (48)        -         -         -         -       (48)        -         -       (48)
                                        ---------
   Comprehensive loss                      (4,697)        -         -         -         -         -         -         -         -
                                        =========
   Fair value of stock options issued                     -         -       163         -         -         -         -       163
                                                   -------- --------- --------- --------- --------- --------- --------- ------------
Balance at September 30, 2006                     6,497,185        65    13,609    (3,433)       95  (278,984)   (1,499)    8,837
   Net loss                             $  (5,591)                                 (5,591)                                 (5,591)
   Cumulative translation adjustment
    of foreign investments-loss               (82)                                              (82)                          (82)
                                        ---------
   Comprehensive loss                   $  (5,673)
                                        =========
   Common stock issued in connection                                                                                            -
       with the extension of debt facility            275,000       3       159                                               162
   Fair value of warrants issued with                                                                                           -
       the extension of debt facility                                        44                                                44
   Fair value of stock options issued                                       100                                               100
                                                  --------- --------- --------- --------- --------- --------- --------- ---------
Balance at September 30, 2007                      6,772,185    68     13,912      (9,024)    13     (278,984)   (1,499)    3,470
                                                  ========= ========= ========= ========= ========= ========= ========= =========

See accompanying notes to consolidated financial statements.

                              GLOBAL PAYMENT TECHNOLOGIES, INC.
                            Consolidated Statements of Cash Flows
                        Years ended September 30, 2007, 2006, and 2005
                                (Dollar amounts in thousands)

                                                                                               2007     2006     2005
                                                                                              -------- -------- --------
Operating activities:
  Net loss                                                                                    $(5,591) $(4,143) $  (573)
  Adjustments to reconcile net loss to net cash (used in) operating activities:

    Equity in income of unconsolidated affiliates                                                       (1,183)    (203)
    Gain on sale of investments in unconsolidated affiliates                                              (307)       -
    Dividend distributions from unconsolidated affiliates                                                  574        -
    Depreciation and amortization                                                               1,067    1,118    1,592
    Debt costs amortization                                                                       168
    Provision for losses on accounts receivable                                                   (32)      61       47
    Provision for inventory obsolescence                                                           60      567      300
    Share based compensation expense                                                              100      163       36
    Amortization of debt discount                                                                   -       61      568
    Changes in operating assets and liabilities:
      Decrease(increase) in accounts receivable                                                 1,026     (740)  (1,042)
      Decrease in accounts receivable from affiliates                                               -    2,416    1,866
      Decrease (increase) in inventory                                                          1,172     (530)  (2,830)
      Decrease (increase) in prepaid expenses and other current assets
                                                                                                  103      (14)      42
      Increase in other assets                                                                    (36)       -        -
      Decrease in income tax receivable                                                             -       25       90
      Increase (decrease) increase in accounts payable                                            420     (513)    (181)
      (Decrease) increase in accrued expenses and other liabilities
                                                                                                 (310)     115     (146)
                                                                                               -------  -------  -------
        Net cash (used in) by operating activities                                             (1,853)  (2,330)    (434)
                                                                                               -------  -------  -------
Investing activities:
  Purchases of property and equipment                                                            (168)    (176)    (340)
  Proceeds from sale of investments in unconsolidated affiliates                                    -    1,798        -
  Proceeds from escrow account                                                                    280        -        -
                                                                                               -------  -------  -------
        Net cash provided by (used in) investing activities                                       112    1,622     (340)
                                                                                               -------  -------  -------
Financing activities:
  Repayments of notes payable to bank                                                             (60)     (48)     (63)
  Net borrowing from debt facility                                                                353        -        -
  Debt costs                                                                                      (25)       -      492
                                                                                               -------  -------  -------
        Net cash provided by (used in) by financing activities                                    268      (48)     429
                                                                                               -------  -------  -------
        Net decrease in cash and cash equivalents
                                                                                               (1,473)    (756)    (345)
Cash and cash equivalents at beginning of year                                                  2,352    3,108    3,453
                                                                                               -------  -------  -------
Cash and cash equivalents at end of year                                                      $   879  $ 2,352  $ 3,108
                                                                                               =======  =======  =======
Cash paid during the year for:
  Interest                                                                                    $    61  $     8  $    59
  Income taxes                                                                                               -        7

Non cash financing activities:
  Discount on convertible note and increase in additional paid-in capital resulting from
   beneficial conversion feature                                                              $     -  $     -  $     -

  Reduction of convertible notes and increase in common stock and additional paid-in capital
   due to conversion of notes                                                                 $     -  $     -  $ 2,125

  Increase in debt costs and additional paid in capital from issuance of 275,000 shares of common stock and 75,000 warrants to lender in connection with extension of debt facility
                                                                                              $   206        -        -
Non cash investing activities:
  Machinery acquired through capital lease                                                    $     -  $    31  $   130
  Proceeds from sale of investments in unconsolidated affiliates held in escrow               $     -  $   280  $     -


See accompanying notes to consolidated financial statements.

(1)  Organization, Nature of Business and Basis of Presentation

(a)  Description of Business

     Global Payment Technologies, Inc. (the Company) designs, manufactures, and markets paper currency validating equipment used in gaming and vending machines in the United States and other countries.

     Substantially all of the Company's revenues are derived from the sale of paper currency validators and related bill stackers, specifically the Company's SA-4, Argus, Aurora and Falcon validator models. A few key customers account for a large portion of the Company's revenues. Additionally, the Company depends on a single or limited number of suppliers, some of which are foreign, for certain housings, parts and components, including certain microprocessor chips and short wave length light sources. In addition, certain of such suppliers hold inventory on behalf of the Company.

(b)  Organization and Development of Business

     The Company has a wholly owned subsidiary, Global Payment Technologies (Europe) Limited (GPT-Europe), which is based in the United Kingdom and is responsible for sales and service of the Company's products in Europe.

     See note 2(d) and note 3 for a description of the Company's investments in unconsolidated affiliates, which it sold in fiscal 2006.

(c)  Significant Customers

     The Company's largest customers for 2007, 2006, and 2005 represent the following percentages of net sales and accounts receivable, respectively:

                          2007       2006       2005
                         --------- ---------- -----------
Net sales:
  Customer A                41%       28%         40%
  Customer B                N/A       N/A         16%
Accounts receivable:
  Customer A                71%       80%         58%

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

(d)   Geographic Areas

The Company generated revenues both domestically and internationally. The following summarizes the geographic dispersion of the Company's revenues by destination:

                                                 Year ended September 30
                                   ---------------------------------------------------
                                         2007             2006             2005
                                   ---------------- ---------------- -----------------
                                                     (In thousands)
Domestic revenues (United States) $           1,061    $       1,340   $         1,881
                                   ---------------- ---------------- -----------------
International revenues:
  Australia                                   4,770            3,292             9,509
  Europe                                      3,297            5,225            11,207
  All others                                  2,474            4,446             3,289
                                   ---------------- ---------------- -----------------
                                             10,541           12,963            24,005
                                   ---------------- ---------------- -----------------
            Total revenues        $          11,602   $       14,303   $        25,886
                                   ================ ================ =================

All of the Company's long-lived assets are domiciled in the United States, except for an immaterial amount at its subsidiary in the United Kingdom.

(e)   Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and deficiencies in cash flows from operations. Accordingly, the Company will be required to identify additional revenue resources, raise additional capital and/or significantly reduce its expenses in order to pay its obligations as they become due. As discussed in Note 12, the Company entered into a debt financing agreement and is undertaking a corporate restructuring to attempt to improve operating results and develop new products, however, there can be no assurance that such plans will be successful. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of assets or the amount of liabilities that might result from the outcome of these uncertainties.


(2)  Summary of Significant Accounting and Reporting Policies

(a)  Principles of Consolidation

     The consolidated financial statements include the accounts of Global Payment Technologies, Inc., and its wholly owned subsidiary GPT-Europe. All intercompany balances and transactions have been eliminated in consolidation.

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

(e)  Foreign Currency Translation

     The  financial  position  and  results  of  operations  of  GPT-Europe  and unconsolidated affiliates are measured using local currency as the functional currency. Assets and liabilities of such entities are translated into US dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are recorded directly to accumulated other comprehensive income (loss), a separate component of shareholders' equity, and are not included in net income (loss) until realized through sale or liquidation of the investment. Exchange gains and losses incurred on foreign currency transactions including foreign currency used for test purposes referred to in (f), which were not material during fiscal 2007, 2006, and 2005, are included in net loss.

(f)  Cash and Cash Equivalent

     Cash equivalents are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less at the purchase date are considered cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows. A significant portion of the Company's cash balance in the amount of $498,000 and $741,000, as of September 30, 2007 and 2006, respectively consists of currency used to test the Company's products.

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

(i)  Capitalized Software Costs

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS No. 86"), internally-generated software development costs associated with new products and significant software enhancements to existing products are expensed as incurred until technological feasibility has been established. Pursuant to SFAS No. 86, the Company deems technological feasibility as having been met upon completion of a detail program design. No internally- generated software development costs were capitalized during fiscal years 2007, 2006, and 2005. The Company recorded amortization in accordance with SFAS No. 86 of $472,000, $472,000, and $579,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, which is included in cost of sales in the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the accompanying consolidated balance sheets as of September 30, 2007 and 2006 were $89,000 and $561,000, respectively.

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

(k)  Research and Development

     Research and development costs incurred by the Company are included in operating expenses in the year incurred. Such costs amounted to $713,000, $333,000, and $55,000 in fiscal 2007, 2006 and 2005, respectively.

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

(n)  Per Share Data

     Net income (loss) per common share amounts (basic EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution (diluted EPS) are computed by reflecting potential dilution from the exercise of stock options and warrants, and the conversion into common stock of convertible loans. Diluted EPS for fiscal years 2007, 2006 and 2005 are the same as basic EPS, as the inclusion of the impact of any common stock equivalents outstanding during those periods would be anti-dilutive.

     Common  stock  equivalents  not  included  in EPS  are as  follows:[GRAPHIC

                                Year ended September 30
                   --------------------------------------------------
                        2007             2006             2005
                   --------------- ---------------- -----------------

Stock options              711,360        1,290,550           859,999
Stock warrants             275,000          200,000           200,000
Convertible Debt                 0                0           197,740
                   --------------- ---------------- -----------------
Total                      986,360        1,490,550         1,257,739
                   =============== ================ =================

       A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                 Year ended September 30
                                   ---------------------------------------------------
                                               2007             2006              2005
                                   ---------------- ---------------- -----------------
                                     (In thousands, except share and per share data)
Numerator:
  Net loss attributable to
    common stockholders           $         (5,591)  $       (4,143)  $          (573)
                                   ---------------- ---------------- -----------------
Denominator:
  Weighted average common shares
    outstanding - basic                   6,296,557        6,218,201         5,976,467
  Effect of dilutive securities:
    Stock options and warrants                   --               --                --
    Convertible loan                             --               --                --
                                   ---------------- ---------------- -----------------
  Weighted average common shares
    outstanding - diluted                 6,296,557        6,218,201         5,976,467
                                   ================ ================ =================
Basic EPS                         $          (0.89)  $        (0.67)  $         (0.10)
Diluted EPS                                  (0.89)           (0.67)            (0.10)


(o)  Stock-Based Compensation

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

     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for all share-based payments granted subsequent to the adoption, based on the grant date fair value. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the fiscal years ended September 30, 2007 and 2006, respectively as a result of adoption of SFAS No.123R, the Company recorded share-based compensation for options attributable to employees, officers and directors of $100,000 and $163,000, respectively.

     The following table illustrates the effect on net loss and loss per common share as if the fair value method ("FMV") had been applied to all outstanding awards in 2005.

                                                 2005
                                    -----------------
                                    (In thousands, except per share data)
Net loss:
  As reported                      $            (573)
  Deduct: Compensation expense
         determined under FMV                 (1,156)        (a)
                                    -----------------
  Pro forma                                   (1,729)
Net loss per common
  share - basic and diluted:
    As reported                    $           (0.10)
    Pro forma                                  (0.29)

     (a)  Includes $652,000 from acceleration of vesting of outstanding options.

(p)  Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income
     (loss) and all other nonowner changes in equity (or other comprehensive income (loss)) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. As of September 30, 2007 and 2006, due to currency fluctuations, the cumulative currency translation adjustment related to the Company's investments in foreign affiliates was $13,000 and $95,000, respectively, which is reflected in shareholders' equity in the accompanying consolidated balance sheets. In 2006, cumulative translation gains of $506,000 were transferred from accumulated other comprehensive income to operations in connection with the sale of the foreign affiliates.

(q)  Fair Value of Financial Instruments

     The carrying value of all monetary assets and liabilities reflected in the accompanying consolidated balance sheets approximated fair value as a result of the short-term nature of such assets and liabilities or with respect to long-term debt as a result of variable interest rates, subject to a minimum rate based on the Company's credit rating.

(r)  Segment Reporting

     The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Pursuant to this pronouncement, the reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision-maker on a consolidated basis and the Company operates in only one segment. Geographical sales segment data is presented in note 1 (d).

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

     In February 2007, the FASB issued FAS No. 159, "The Fair Value for Financial Assets and Financial Liabilities" ("FAS No. 159"). FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS No. 159 is effective for the Company in fiscal years beginning October 1, 2008. The Company is currently evaluating the impact of FAS No. 159 on its consolidated financial position and results of operations.

     In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No. 160"). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal years beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 160 on its consolidated financial position and results of operations.

     In December 2007, the FASB issued FAS No. 141 R "Business Combinations" ("FAS No. 141R"). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

(u)  Reclassification

     Certain   reclassifications  have  been  made  to  prior  period  financial information to conform to current period presentation.



(3)  Unconsolidated Affiliates

     Net sales to unconsolidated Australia affiliates for fiscal year 2006 and 2005 amounted to $3,552,000 and $10,339,000, respectively.

(a)  Australia

     In fiscal 1997, the Company acquired a 50% non-controlling interest in an Australian affiliate, Global Payment Technologies Australia Pty Ltd (GPTA). On September 2, 2006, the Company sold its 50% non controlling interest for a total of approximately $1,791,000 of which $1,511,000 was received in cash at closing and $280,000 was placed in escrow and was released on the one year anniversary of the transaction. The purchaser is related to the registered holder of the remaining 50% of the issued and outstanding shares of GPTA. The Company also entered into a 5 year exclusive distributor agreement with GPTA which is responsible for sales and service of the Company's products in Australia, New Zealand and the Pacific Rim.

     In June 2002, the Company and two other shareholders formed eCash Holdings Pty. Ltd (eCash), an Australian based company to market, distribute, service and support automated teller machines across Australia and New Zealand. The Company owned a 35% interest in this entity. On August 25, 2006, the Company sold its total interest for a cash consideration of $286,908.

     The accompanying consolidated results of operations include a gain of approximately $307,000 in 2006 relating to the sale of the Company's interests in GPTA and eCash.

     The accompanying consolidated results of operations include the Company's equity in the results of operations of these affiliates in the amounts of $648,000 and $236,000 in fiscal 2006 and 2005, respectively. The 2006 amount includes $625,000, representing the Company's share of a gain recognized by eCash on the sale of its automatic teller machine rental business. For fiscal 2006 and 2005 the Company increased (reduced) its equity in income of unconsolidated affiliates by $535,000 and $(33,000), respectively, which amounts represent the effect of the Company's share of the gross profit on sales of the Company's products to these affiliates, which were unsold by the affiliate as of the Company's fiscal year-end. The Company also received cash dividends of $574,000 and $0 from these affiliates for fiscal 2006 and 2005, respectively. Subsequent to the sale of its interests in GPTA and eCash, the Company no longer defers gross profit on sales to such affiliates.

(b)  Evolve - UK

     In fiscal 1999, the Company acquired a non-controlling 25% interest in Abacus-UK. Abacus-UK is a software company based in the United Kingdom that has developed a cash management system, of which the Company's validators are a key component, which offers the retail market a mechanism for counting, storing and transporting its cash receipts. In fiscal 2007 and 2006, the Company did not make any additional investment.

     In fiscal 2002, the Company recorded a non-cash charge to operations related to the impairment of its equity-method investment in Abacus-UK, pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The impairment charge reduced the investment to zero. This impairment loss, which was considered other than temporary, was due to the deterioration of the financial condition of this entity. The Company's consolidated results of operations for the years ended September 30, 2007 and 2006 do not include the Company's equity in the loss of this affiliate as the equity investment was previously reduced to zero.

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

(4)  Summary Financial Information

     Financial information with respect to the Company's Australian affiliates is included in the accompanying financial statements based on the affiliates' fiscal year ended June 30, except for fiscal 2006. Due to the sale of the Company's interests in GPTA and eCash, operating results are included through August 31, 2006, the effective date of the sale of the entities. The following summary financial information reflects the combined operating results for their fiscal years ended June 30, 2006 and 2005, and for the two months ended August 31, 2006.

                                 (in thousands)

                             Two Months ended        Year ended        Year ended
                               Aug 31, 2006        June 30, 2006      June 30, 2005
                         -----------------------  ------------------  ---------------
Net sales                 $                1,963 $          11,635 $           14,245
Operating Income(Loss)                        39             (747)              (340)
Net income                                    61             1,746                429

(5)  Inventory

     The following is a summary of the composition of inventory:

                                    September 30
                        -------------------------------------
                              2007                2006
                        ----------------   ------------------
                                   (In thousands)
Raw materials          $           2,457  $             4,104
Work-in-progress                     544                  358
Finished goods                       767                  578
                        ----------------   ------------------
                       $           3,768  $             5,040
                        ================   ==================

(6)  Property and Equipment, Net

     Major classifications of property and equipment are as follows:

                                      Useful lives          2007          2006
                                   -------------------  -------------  ------------

    Leasehold improvements           Shorter of the
                                    life of the lease
                                    or useful life of
                                   asset               $          94  $        266
    Furniture and fixtures              3-7 years                410           410
    Machinery and equipment             3-10 years             3,468         3,409
    Tooling and molds                    7 years               1,839         1,839
    Computer software                    5 years               1,037         1,016
    Computer hardware                    3 years               1,077         1,071
                                                        -------------  ------------
                                                               7,925         8,011
                                                                       ------------
    Less accumulated
     depreciation/amoritization                               (7,103)       (6,762)
                                                        -------------  ------------
    Property and Equipment, net                        $         822         1,249
                                                        =============  ============


Depreciation and amortization expense was $595,000, $646,000, and $916,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

(7)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:


                                   2007          2006
                                ----------- --------------
Accrued legal and accounting     $      177  $         132
Warranty costs                          108            309
Accrued commissions                       -              4
Customer Deposits                       184            110
Administrative and other                467  $         694
                                ----------- --------------
             Total               $      936  $       1,249
                                =========== ==============

(8)   Debt

On March 16, 2004, the Company received aggregate proceeds of $1,500,000 from the sale to Laurus Master Fund Ltd. ("Laurus") of a $1,500,000 principal amount secured convertible term note due in March 2007 (the "CTN"), pursuant to a Securities Purchase Agreement. The CTN was convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and was collateralized by substantially all assets of the Company. Interest was payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. In addition, Laurus received 7 year warrants to purchase an aggregate of 200,000 shares of the Company's common stock at per share prices of $4.87, $5.28 and $5.68 for 100,000, 60,000 and 40,000 warrants, respectively. Under the agreement, the Company was restricted from paying dividends or purchasing treasury stock. The Company utilized approximately $1,200,000 of the proceeds to repay amounts outstanding under a previous credit agreement. At September 30, 2004, $1,425,000 was outstanding under the CTN. During the year ended September 30, 2005, the Company repaid $50,000 and Laurus converted the remaining $1,375,000 of the CTN into 323,000 shares of common stock, resulting in the full repayment of the CTN. As a result of the CTN being fully repaid, $29,000 of unamortized closing costs related to the CTN were charged to operations in the year ended September 30, 2005.

The value allocated to the warrants resulted in a debt discount of $506,000 that was being recognized as interest expense over the term of the CTN. Additionally, by allocating value to the warrants, Laurus received a beneficial conversion feature in the amount of $304,000 that resulted in additional debt discount that was being recognized as interest expense over the term of the CTN. Interest expense was computed utilizing the interest method, which results in an effective yield over the term of the CTN. As the CTN was converted, the unamortized discount related to the amount converted was immediately recognized as interest expense and charged to operations. Amortization for the year ended September 30, 2005 was $568,000.

On March 16,  2004,  the Company also  entered  into a Security  Agreement  with
Laurus which provides for a credit facility of $2,500,000 consisting of a secured revolving note of $1,750,000 (the "RN") and a secured convertible minimum borrowing note of $750,000 (the "MBN"), both of which were originally due in March 2007 and which were extended through November 15, 2007 (the RN and the MBN notes collectively referred to as the "LOC"). At closing, the Company borrowed $750,000 under the MBN. Funds available under the LOC are determined by a borrowing base equal to 85% and 70% of eligible domestic and foreign accounts receivable, respectively, and 50% of eligible inventory. Outstanding amounts under the RN and MBN are convertible into common stock of the Company at any time at the rate of $4.26 of principal for one share of common stock and are collateralized by substantially all assets of the Company. Interest is payable monthly at the prime rate plus 1.5%, with a minimum rate of 6%. During the year ended September 30, 2005, Laurus converted $750,000 of the MBN into 176,000 shares of common stock. At September 30, 2007 and 2006, $353,000 and 0 were outstanding under the LOC.

The agreements, as amended on June 18, 2007, provide that Laurus would not convert debt or exercise warrants to the extent that such conversion or exercise would result in Laurus, together with its affiliates, beneficially owning more than 9.99% of the number of outstanding shares, including warrants, of the Company's common stock at the time of conversion or exercise.

The June 18, 2007 amendment provides Laurus with 275,000 shares of fully paid and nonassessable restricted shares of the common stock of the Company and a Common Stock Purchase Warrant immediately exercisable for 75,000 shares of Common Stock of the Company at $0.01 per share which does not have an expiration date. The Company valued the shares and warrant at $206,000 ($.59 per share), the market value of the Company's common stock at the date of the amendment. Such amount has been recorded as deferred debt costs with a corresponding credit to additional paid-in capital and is being amortized through November 15, 2007, the maturity date. Amortization for 2007 amounted to $143,000. The Company also paid Laurus $25,000 in connection with a prior amendment that had extended the due date to May 16, 2007, which was charged to operations in 2007.

The Company's credit facility with Laurus was paid in full on the maturity date of November 15, 2007. The facility was terminated.

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

The Company accounts for the registration rights agreements as separate free-standing financial instruments and accounts for the liquidated damages provisions therein as a derivative liability subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of potential cash penalties and is revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2007 no liability was recorded as the Company deemed the fair value of any potential cash settlement relating to maintaining effectiveness of the registration statements to be nominal.

In May, 2005, the Company entered into a capital lease agreement for machinery in the amount of $130,000. The note is to be repaid in monthly installments of $4,040 over a three year period. Interest is being charged at a rate of 7.44% per annum. The balance at September 30, 2007 and 2006 was $31,000 and $76,000, respectively.

In March, 2006, the Company entered into a capital lease agreement for machinery in the amount of $31,000. The note is to be repaid in monthly installments of $1,381 over a two year period. Interest is being charged at a rate of 7.25% per annum. The balance at September 30, 2007 and 2006 was $9, 000 and $24,000 respectively.

Outstanding debt with respect to the capital lease as of September 30, 2007 and 2006 is as follows:

                                    (In thousands)

                                       2007         2006
                                   ------------- ------------
Total debt                          $        41   $      106
Less amount representing interest            (1)          (6)
                                   ------------- ------------
Net                                          40          100
Less current portion                        (40)         (60)
                                   ------------- ------------
Long term debt                      $         -   $       40
                                   ============= ============

(9)   Share-Based Payments

       Options

The Company has several stock option plans in effect covering in the aggregate 2,300,000 of the Company's common shares pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or nonqualified stock options. The 1994 and 1996 stock option plans expired on October 17, 2004 and March 18, 2006, respectively, and the 2000 and 2006 stock option plans expire on January 25, 2010 and March 7, 2016, respectively, after which no more option grants may be issued under such plans. The stock option plans are all administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the stock option plans as approved by the shareholders.

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

On September 8, 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company (see note 2(o).

During fiscal 2006, a total of 830,000 nonqualified options were granted. All options granted in 2006 were to become exercisable over varying terms up to four years.

There were no options granted in fiscal 2007.

A summary of the Company's stock option plans activity as of September 30, 2007, and changes during the twelve months then ended is as follows:

                                                                            Weighted
                                                               Weighted     average        Aggregate
                                                                average    remaining       intrinsic
                                                               exercise   contractual        value
                                                    Shares       price    term (years)  (in thousands)
                                                 ------------ ----------- ------------ -----------------

Outstanding, October 1, 2006                       1,290,550  $      3.12
    Granted                                                -            -
    Exercised                                              -            -
    Forfeited                                       (550,540)        2.77
    Expired                                          (28,650)        8.45
                                                 ------------ -----------
Outstanding, September 30, 2007                      711,360  $      3.18          3.9 $               -
                                                 ============ =========== ============ =================
Vested or expected to vest, September 30, 2007       711,360  $      3.18          3.9 $               -
                                                 ============ =========== ============ =================
Exercisable, September 30, 2007                      501,360  $      3.72          3.1 $               -
                                                 ============ =========== ============ =================

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

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of September 30, 2007 and 2006, there was $109,000 and $504,000, respectively of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years and 2.2 years, respectively.

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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                  2006              2005
                            ----------------- -----------------
Expected volatility                 39% - 50%         43% - 62%
Weighted-average volatility             40.3%             49.0%
Expected dividends                       0.0%              0.0%
Expected term (in years)                  3.6               4.1
Risk-free interest rates                4.82%             4.18%

Warrants

As of September 30, 2007, there are 275,000 fully vested warrants outstanding to purchase the Company's common stock as follows: 100,000, 60,000 and 40,000 warrants with exercise prices of $4.87, $5.28 and $5.68, respectively, which expire in March 2011 and 75,000 warrants exercisable at $.01 with no expiration date (See Note 8).

(10) Income Taxes

     For  financial  reporting  purposes,   (loss)/income  before  income  taxes
includes the following components:

                                   Fiscal years ended September 30
                          --------------------------------------------------
                               2007             2006              2005
                          ---------------  ---------------  ----------------
                                            (In thousands)
Pretax (loss)/income:

  United
   States                $        (5,100) $        (4,344) $           (541)
  Foreign                           (523)              203              (53)
                          ---------------  ---------------  ----------------
                         $        (5,623) $        (4,141) $           (594)
                          ===============  ===============  ================



The provision for (benefit from) income taxes consists of the following:

                                Fiscal years ended September 30
                       --------------------------------------------------
                            2007             2006              2005
                       ---------------  ---------------  ----------------
                                         (In thousands)
Current:
  Federal             $           (32) $             -- $              --
  State and local                                     2              (21)
                       ---------------  ---------------  ----------------
                                  (32)                2              (21)
                       ---------------  ---------------  ----------------
Deferred:
  Federal                           --               --                --
  State and local                   --               --                --
                       ---------------  ---------------  ----------------
                                    --               --                --
                       ---------------  ---------------  ----------------
    Total             $           (32) $              2 $            (21)
                       ===============  ===============  ================

Significant components of deferred tax assets and liabilities are as follows:

                                                   September 30
                                         --------------------------------
                                                    2007             2006
                                         ---------------  ---------------
                                                  (In thousands)
Deferred tax assets:
  Accounts receivable                   $             20 $             41
  Inventory                                          436              609
  Accrued expenses and other, net                     44              127
  GPT-Europe losses and cumulative
  translations adjustments                           512              271
  Stock option expenses                               93               --
  Tax NOL carryforwards                            5,212            3,425
                                         ---------------  ---------------
           Deferred tax asset                      6,317            4,473
Less: Valuation allowance (a)                    (6,225)          (4,202)
                                         ---------------  ---------------
                                                      92              271
Deferred tax liability:
  Property, plant and equipment                     (92)            (271)

                                         ---------------  ---------------
           Net deferred taxes           $             -- $             --
                                         ===============  ===============


(a) The Company has incurred significant operating losses in the fiscal years 2007, 2006, and 2005. Due to the recurring losses and because of the uncertainty as to the Company's ability to generate sufficient taxable income to realize the value of its deferred tax asset the Company provided a full valuation allowance to offset its deferred tax asset. This valuation allowance will be periodically assessed and may be partially or wholly reversed in the future.

     As of September 30, 2007, the Company has a net operating loss carryforward of $14,278,557 which expires between 2023 through 2027.

Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                     Fiscal years ended September 30
                                        ---------------------------------------------------------
                                               2007               2006               2005
                                        ------------------ ------------------ -------------------
U.S. Federal statutory rate                        (34.0)%            (34.0)%             (34.0)%
State income taxes, net of federal
 effect                                             (2.5)%             (2.5)%              (2.5)%
All other,
 net                                                                                        5.1
Change in valuation allowance                       36.5               36.5                27.9
                                        ------------------ ------------------ -------------------
            Effective income tax rate                0.0%               0.0%               (3.5)%
                                        ================== ================== ===================

(11) Commitments and Contingency

(a)  Minimum Lease Commitments

The operations of the Company are conducted in leased premises. At September 30, 2007, the approximate minimum annual rentals under these leases, which expire through fiscal year 2014, were as follows:


Fiscal Year
----------------
2008                                 $         321
2009                                           242
2010                                           249
2011                                           255
2012                                           263
Thereafter                                     591
                                   ---------------
      Total                          $       1,921
                                   ---------------



     Total rent expense for all operating leases was $473,000, $516,000, and $460,000 in fiscal 2007, 2006, and 2005, respectively.

(b)  Purchase Commitment

     At September 30, 2007 the Company had entered into purchase order commitments of approximately $4.0 million which will be used for production requirements during fiscal 2008 and beyond.

(c)  Litigation

     The Company is a defendant in matters which arose in the ordinary course of business. In the opinion of management, the ultimate resolution of this matter would not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company believes that an adequate provision has been made in the consolidated financial statements.

(12) Subsequent Events


     On January 15, 2008, Global Payment Technologies, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with Exfair Pty Ltd, an Australian company ("Exfair") and GPTA. The transactions contemplated thereunder are expected to be consummated at two closings (as discussed below).

     First Closing

At the first closing on January 15, 2008 (the "First Closing"), the Company issued to GPTA a one-year secured term note in the principal amount of $440,000 (the "Secured Note") that bears interest at a rate equal to the prime rate plus 3.0% (provided, that the interest rate shall not be less than 9.0%) and is secured by all the assets of the Company pursuant to a Security Agreement (the "Security Agreement"). Additionally, the Company entered into a Voting Agreement with Exfair and certain director-stockholders of the Company, wherein such stockholders agreed to vote in favor of (i) the election of certain persons to the Board of Directors of the Company and (ii) an amendment to Company's Certificate of Incorporation establishing a class of Preferred Stock (as discussed below). Additionally, the Company entered into a Technology License Agreement with GP Australia, pursuant to which the Company has agreed to grant a license to GP Australia to utilize certain databases and proprietary operating systems if the Company is unable or willing to continue to provide support for such databases and operating systems of the Company, and the parties thereto further agreed that if the Company commences bankruptcy proceedings, then the Company would permit GPTA to duplicate any of the Company's intellectual property as of the commencement of such bankruptcy proceedings. GPTA and the Company also agreed to make certain technical amendments to the Distribution Agreement dated September 1, 2006.

Second Closing

At the second closing, which will only occur upon the Company filing its Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC") by the date set forth in the Purchase Agreement (the "Second Closing"), the Company will issue (i) a Convertible Note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note may be converted into two million shares of Series A Convertible Preferred Stock, par value US$0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant (the "Warrant") to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009.

The Company's failure to file its Annual Report on Form 10-K with the SEC by the date set forth in the Secured Note constitutes an event of default thereunder which would allow GPTA to accelerate the Secured Note and declare all indebtedness, including principal, accrued interest and all other payments under the Secured Note to be immediately due and payable.

Effective as of the consummation of the Second Closing, all current Company directors except Richard Gerzof will resign and new directors appointed. In addition, the Company will enter into an Employment Agreement with Mr. Soussa, pursuant to which he will be employed as the Company's Chief Executive Officer for a two-year term commencing on the date of the Second Closing at an annual base salary of $300,000. Mr. Soussa will also be awarded options to purchase 500,000 shares of the Company's Common Stock in accordance with the Company's stock option plan. In connection with the transactions contemplated by the Purchase Agreement, effective as of the Second Closing, William McMahon will resign as a director of the Company and as its Chief Executive Officer. William McMahon will remain at the Company as its President and Chief Financial Officer and enter into a new Employment Agreement with the Company for a two-year term with an annual base salary of $200,000. Mr. McMahon will also be awarded options to purchase 250,000 shares of the Company's Common Stock in accordance with the Company's stock option plan.

The Company has agreed to seek the approval of the stockholders of the Company to amend the Certificate of Incorporation to authorize a class of Preferred Stock. Upon the approval of such amendment and the filing thereof with the Secretary of State of the State of Delaware, the Convertible Note will automatically be converted into 2,000,000 shares of Series A Convertible Preferred Stock, par value US$0.01 per share, with such rights and preferences, including, but not limited to:

(a) Voting Rights. During the first 18 months after the designation of the Series A Preferred Stock, each holder of shares of the Series A Preferred Stock shall be entitled to five (5) times the number of votes equal to the number of shares of Common Stock into which such Holder's shares of Series A Preferred Stock could be converted and after such first 18 month period, each holder of shares of the Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such Holder's shares of Series A Preferred Stock could be converted. During the first 18 months after the designation of the Series A Preferred Stock, so long as any shares of Series A Preferred Stock are outstanding, the holders of Series A Preferred Stock shall be entitled to designate three (3) members of the Board of Directors. During the first 18 months after the Series A Preferred Stock has been designated, if the number of members of the Board of Directors is increased to more than five (5), the number of directors designated by the holders of Series A Preferred Stock shall increase such that the Series A Preferred Stock shall designate a majority of the number of authorized Board of Director members.

(b) Dividends. The Series A Preferred Stock will, with respect to payment of dividends and rights upon liquidation, dissolution or winding-up of the affairs of the Company, rank senior and prior to the Common Stock of the Company, and any additional series of preferred stock which may in the future be issued by the Company and are designated in the amendment to the Certificate of Incorporation or the certificate of designation establishing such additional preferred stock as ranking junior to the Series A Preferred Stock. The holders of the Series A Preferred Stock will be entitled to receive dividends if, when and as declared by the Board of Directors from time to time, and in amounts determined by the Board of Directors; provided, however, no dividends shall be paid on any share of Common Stock unless a dividend is paid with respect to all outstanding shares of Series A Preferred Stock in an amount for each such share of Series A Preferred Stock equal to or greater than the aggregate amount of such dividends for all shares of Common Stock into which each such share of Series A Preferred Stock could then be converted.

(c) Liquidation Value. The liquidation value per share of Series A Preferred Stock, in case of the voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, will be an amount equal to $0.20, subject to adjustment in the event of a stock split, stock dividend or similar event applicable to the Series A Preferred Stock.

(d) Additional Issuances of Securities. Except for certain issuances by the Company, If, at any time while the Series A Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice its securities, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then applicable conversion price, then the conversion price shall be reduced to such lower price.

(e) Modification of Series A Preferred Stock. So long as any shares of Series A Preferred Stock remain outstanding, the Company, shall not, without the vote or written consent by the holders of more than fifty percent (50.0%) of the outstanding Series A Preferred Stock, voting together as a single class, and unless approved by the Board of Directors: (i) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking or other analogous fund for such purpose) any share or shares of its Capital Stock, except for conversion into or exchange for stock junior to the Series A Preferred Stock;
(ii) alter, modify or amend the terms of the Series A Preferred Stock in any way; or (iii) create or issue any Capital Stock of the Company ranking pari passu with or senior to the Series A Preferred Stock either as to the payment of dividends or rights in liquidation, dissolution or winding-up of the affairs of the Company; increase the authorized number of shares of the Series A Preferred Stock; re-issue any Series A Preferred Stock which have been converted or otherwise acquired by the Company in accordance with the terms hereof.

The Board of Directors awarded Richard Gerzof, Chairman of the Board of the Company, immediately exercisable options to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.20 per share, the fair market value as of the date of grant. The Board of Directors also awarded Elliott Goldberg, Matthew Dollinger and William Wood, directors, immediately exercisable options to purchase 100,000, 18,500 and 3,500 shares of Common Stock, respectively, at the exercise price of $0.20 per share, the fair market value as of the date of grant.

The Board of Directors also amended the Company's 2006 Stock Option Plan to eliminate the requirement that options must be exercised, to the extent they were exercisable, within a three month period following the date of termination of employment or directorship, even if by disability or death.

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



/s/ Pitcher Partners,
Sydney, Australia


11th January 2007

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets
                        August 31, 2006 and June 30, 2006

                       Assets                             August 2006      June 2006
                                                        ----------------- --------------
Current assets:
    Cash and equivalents                              A$        3,024,562      2,405,739
 Trade accounts receivable, less allowances for
  doubtful accounts of A$10,000 in August 2006 and
  A$10,000 in June 2006                                         1,347,105      1,006,953
    Inventories                                                 2,707,513      3,513,694
 Income taxes receivable                                           20,263              -
    Receivable from affiliate                                      82,908         67,139
    Other current assets                                           74,212         74,466
                                                        ----------------- --------------
                    Total current assets                        7,256,563      7,067,991
                                                        ----------------- --------------
Non current assets:
    Deferred income taxes                                         213,541        213,541
    Property, plant and equipment
          Machinery and equipment                                 392,312        381,802
          Less accumulated depreciation and
           amortization                                         (256,184)      (249,184)
                                                        ----------------- --------------
             Net property, plant and equipment                    136,128        132,618
                                                        ----------------- --------------
                    Total non current assets                      349,669        346,159
                                                        ================= ==============
                    Total assets                      A$        7,606,232      7,414,150
                                                        ================= ==============

         Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                            A$        1,786,612      1,643,659
    Income taxes payable                                                -          4,357
    Accrued liabilities                                           788,147        768,472
                                                        ----------------- --------------
                    Total current liabilities                   2,574,759      2,416,488
                                                        ----------------- --------------
                    Total liabilities                           2,574,759      2,416,488
                                                        ----------------- --------------

Commitments and contingencies (Note 1)

Stockholders' equity: Common stock
     Issued and outstanding 20,000 shares in 2006 and
      20,000 shares in 2005                                        20,000         20,000
Retained earnings                                               5,011,473      4,977,662
                                                        ----------------- --------------
                 Total stockholders' equity                     5,031,473      4,997,662
                                                        ----------------- --------------
                 Total liabilities and stockholders'  A$
                  equity                                        7,606,232      7,414,150
                                                        ================= ==============

See accompanying notes to financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Operations

            Period ended August 31, 2006 and year ended June 30, 2006


T
                                          August 2006        June 2006
                                        ---------------- -----------------

Servicing income                                  18,728           191,184
Net sales                             A$       1,821,998        10,963,570
                                        ---------------- -----------------
Total sales                                    1,840,726        11,154,754
Cost of goods sold
- GPT Inc                                    (1,543,403)       (9,070,800)
- Other                                         (11,652)         (193,266)
                                        ---------------- -----------------
                    Gross profit                 285,671         1,890,688

Selling, general and administrative
 expenses                                      (263,056)       (1,834,094)

                                        ---------------- -----------------
                   Operating income               22,615            56,594

Other income (expense):
    Interest income                               19,868           114,593
    Other sundry income                            5,817            12,000

                                        ---------------- -----------------
                   Income before
                    income taxes                  48,300           183,187
Income taxes                                    (14,489)          (61,603)
                                        ---------------- -----------------
                   Net income                     33,811           121,584
                                        ================ =================

      See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

            Period ended August 31, 2006 and year ended June 30, 2006


                                       Common       Retained         Total
                                       Stock        Earnings     Stockholders'
                                                                     Equity
                                   ---------------- ----------- ----------------

Balances at June 30, 2006        A$        20,000     4,977,662        4,997,662
   Net income                                   -        33,811           33,811
                                   ---------------- ----------- ----------------

Balances at August 31, 2006                20,000     5,011,473        5,031,473
                                   ================ =========== ================

      See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Cash Flows

            Period ended August 31, 2006 and year ended June 30, 2006


                                                      August 2006    June 2006
                                                   --------------- ------------

Net income                                       A$         33,811      121,584
  Adjusted to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortisation of property,
    plant and equipment                                      7,000       35,226
   Write off of obsolete stock                                   -       17,024
   (Increase) / decrease in trade accounts
    receivable                                           (340,152)    1,998,068
   (Increase) / decrease in inventories                    806,181    2,966,636
   (Increase) / decrease in other assets                       254     (18,685)
   (Increase) / decrease in intercompany
    receivables                                           (15,769)      942,037
   Increase / (decrease) in trade accounts
    payable                                                142,954  (4,190,257)
   Increase / (decrease) in accrued liabilities             19,674        7,276
   (Increase) / decrease in deferred income taxes                -     (18,732)
 Increase / (decrease) in income tax provision            (24,620)      (2,955)
   (Increase) / decrease in income tax receivable                -            -
                                                   --------------- ------------
              Net cash provided by/ (used in)
               operating activities                        629,333    1,857,222
                                                   --------------- ------------

Cash flows from investing activities:
   Capital expenditures, including interest
    capitalized                                           (10,510)      (9,910)
                                                   --------------- ------------
              Net cash used in investing
               activities                                 (10,510)      (9,910)
                                                   --------------- ------------

Cash flows from financing activities:
   Dividends paid                                                -    (800,000)
                                                   --------------- ------------
              Net cash used in financing
               activities                                        -    (800,000)
                                                   --------------- ------------
              Net decrease in cash and cash
               equivalents                                 618,823    1,047,312
Cash and cash equivalents at beginning of year           2,405,739    1,358,427
                                                   --------------- ------------
Cash and cash equivalents at end of year         A$      3,024,562    2,405,739
                                                   =============== ============
See accompanying notes to financial statements

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

                l)Cash and cash equivalents

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

     Total income taxes for the period ended August 31, 2006 and year ended June 30, 2006 consist of:

                                             Current    Deferred     Total
                                            ---------- ------------- ---------

       Period ended August 31, 2006:   A$      14,489            -     14,489
                                            ========== ============= =========

       Year ended June 30, 2006:       A$      80,335     (18,732)     61,603
                                            ========== ============= =========

       Income tax expense was $14,489 and $61,603 for the period ended August 31, 2006 and year ended June 30, 2006 respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (June 2006: 30%) to pre tax income as a result of the following:

                                           August  2006     June 2006
                                           -------------- -----------

       Computed "expected" tax        A$       14,489       54,956
       expense
       Other, net                                   -        6,647
                                           -------------- ---------

                                      A$       14,489       61,603
                                           ============== =========

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

                                                   August 2006       June 2006

                                               At 30 % tax rate  At 30% tax rate
                                               ----------------- ---------------

Deferred tax assets:
     Accounts receivable principally due to  A$
allowance for doubtful accounts                            3,000           3,000
    Inventory                                             10,731          10,731
    Employee leave entitlements                           50,185          50,185
    Bonus provision                                      116,145         116,145
    Unrealised foreign exchange movements                  8,223           8,223
     Other                                                25,257          25,257
                                               ----------------- ---------------
                    Total gross deferred tax
                     assets                              213,541         213,541
                                               ----------------- ---------------
                    Net deferred tax assets              213,541         213,541
                                               ================= ===============


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

     The Company does not sponsor any other post employment benefits for its employees.

4)    Accrued Liabilities

                                                    August 2006    June 2006

          Goods and services tax payable       A$         78,018        58,207
          Accrued expenses                               467,845       467,982
          Provision for employee leave                   167,283       167,283
          Warranty provision                              75,000        75,000
                                                   --------------- ------------
                                               A$        788,146       768,472
                                                   =============== ============

5)   Commitments

     Non cancellable operating lease commitments

          Future operating lease commitments        August 2006    June 2006
          not provided for in the financial
          statements and payable:
          Within one year                      A$        166,000       181,000
          One to two years                               188,000       188,000
          Two to three years                              15,000        15,000
                                                   ---------------- -----------
                                               A$        369,000       384,000
                                                   ---------------- -----------

     The Company leases property under a non-cancellable 4 year operating lease expiring in July 2006.

     The company exercised the option in July 2004 to extend the lease for two years.

     The Company has not entered into any capital leases.

6)   Cost of Goods Sold

                                           August 2006      June 2006
Opening Inventory (excluding stock inA$
 transit)                                      2,968,716      5,300,666
Add
Purchases - GPT Inc                              751,346      6,521,841
Purchases - Other                                  3,300        248,594
Freight and other charges                         11,652        161,681
                                       ----------------- --------------
                                               3,735,014     12,232,782
Less
Ending Inventory (excluding stock in
 transit)                                    (2,179,959)    (2,968,716)
                                       ----------------- --------------
Cost of Goods Sold                   A$        1,555,055      9,264,066
                                       ================= ==============

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

Report of Independent Registered Public Accounting Firm



The Board of Directors
Global Payment Technologies, Inc


We have audited the accompanying balance sheets of Global Payment Technologies Australia Pty Ltd as of June 30, 2006 and 2005, and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




/s/ Pitcher Partners,
Sydney, Australia


11th January 2007

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD
                                 Balance Sheets
                             June 30, 2006 and 2005

                          Assets                                       2006         2005
                                                             -------------- ------------
Current assets:
    Cash and equivalents                                  A$      2,405,739    1,358,427
 Trade accounts receivable, less allowances for doubtful
  accounts of A$10,000 in 2006 and A$10,000 in 2005               1,006,953    3,005,021
    Inventories                                                   3,513,694    6,497,354
    Receivable from affiliate                                        67,139    1,009,172
    Other current assets                                             74,466       55,781
                                                             -------------- ------------
                    Total current assets                          7,067,991   11,925,755
                                                             -------------- ------------
Non current assets:
    Deferred income taxes                                           213,541      194,809
    Property, plant and equipment
          Machinery and equipment                                   381,802      371,892
          Less accumulated depreciation and amortization          (249,184)    (213,958)
                                                             -------------- ------------
             Net property, plant and equipment                      132,618      157,934
                                                             -------------- ------------
                    Total non current assets                        346,159      352,743
                                                             -------------- ------------
                    Total assets                          A$      7,414,150   12,278,498
                                                             ============== ============

           Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable                                A$      1,643,659    5,833,912
    Income taxes payable                                              4,357        7,312
    Accrued liabilities                                             768,472      761,196
                                                             -------------- ------------
                    Total current liabilities                     2,416,488    6,602,420
                                                             -------------- ------------
                    Total liabilities                             2,416,488    6,602,420
                                                             -------------- ------------

Commitments and contingencies (Note 1)

Stockholders' equity: Common stock
     Issued and outstanding 20,000 shares in 2006 and
      20,000 shares in 2005                                          20,000       20,000
Retained earnings                                                 4,977,662    5,656,078
                                                             -------------- ------------
                 Total stockholders' equity                       4,997,662    5,676,078
                                                             -------------- ------------
                 Total liabilities and stockholders'      A$
                  equity                                          7,414,150   12,278,498
                                                             ============== ============

See accompanying notes to financial statements.

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                            Statements of Operations

                    Years ended June 30, 2006, 2005 and 2004

                                                      2006           2005         2004
                                          --------------- -------------- ------------

Servicing income                                  191,184        250,306      207,416
Net sales                               A$     10,963,570     17,104,350  17,409, 545
                                          --------------- -------------- ------------
Total sales                                    11,154,754     17,354,656   17,616,961
Cost of goods sold
- GPT Inc                                     (9,070,800)   (14,307,241) (14,363,467)
- Other                                         (193,266)      (185,508)    (326,806)
                                          --------------- -------------- ------------
                    Gross profit
                                                1,890,688      2,861,907    2,926,688

Selling, general and administrative
 expenses                                     (1,834,094)    (1,947,755)  (1,777,565)

                                          --------------- -------------- ------------
                   Operating income                56,594        914,152    1,149,123

Other income (expense):
    Interest income                               114,593        162,179      140,252
    Other sundry income                            12,000         12,000       63,240

                                          --------------- -------------- ------------
                   Income before income
                    taxes                         183,187      1,088,331    1,352,615
Income taxes                                     (61,603)      (328,385)    (407,189)
                                          --------------- -------------- ------------
                   Net income                     121,584        759,946      945,426
                                          =============== ============== ============

      See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                       Statements of Stockholders' Equity

                    Years ended June 30, 2006, 2005 and 2004


                                      Common        Retained         Total
                                      Stock         Earnings     Stockholders'
                                                                     Equity
                                  -------------- -------------- ----------------

Balances at June 30, 2003      A$         20,000      4,550,706        4,570,706
   Net income (unaudited)                      -        945,426          945,426
   Dividends declared                          -      (600,000)        (600,000)
                                  -------------- -------------- ----------------

Balances at June 30, 2004      A$         20,000      4,896,132        4,916,132
    Net income                                 -        759,946          759,946
    Dividends declared                         -              -                -
                                  -------------- -------------- ----------------

Balances at June 30, 2005      A$         20,000      5,656,078        5,676,078
    Net income                                 -        121,584          121,584
    Dividends declared                         -      (800,000)        (800,000)
                                  -------------- -------------- ----------------

Balances at June 30, 2006                 20,000      4,977,662        4,997,662
                                  ============== ============== ================

      See accompanying notes to financial statements

                  GLOBAL PAYMENT TECHNOLOGIES AUSTRALIA PTY LTD

                                     Statements of Cash Flows

                    Years ended June 30, 2006, 2005 and 2004

                                                          2006         2005         2004
                                                      ------------ ------------ ------------

Net income                                          A$     121,584      759,946      945,426
  Adjusted to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortisation of property, plant
    and equipment                                           35,226       40,757       42,209
   Write off of obsolete stock                              17,024            -            -
   (Increase) / decrease in trade accounts
    receivable                                           1,998,068    (853,005)      325,074
   (Increase) / decrease in inventories                  2,966,636  (1,987,545)    2,841,050
   (Increase) / decrease in prepayments                   (18,685)       85,559     (90,925)
   (Increase) / decrease in intercompany receivables       942,033       27,516      425,667
   Increase / (decrease) in trade accounts payable     (4,190,253)      582,360  (3,476,080)
   Increase / (decrease) in accrued liabilities              7,276    (284,767)     (17,082)
   (Increase) / decrease in deferred income taxes         (18,732)       37,134      291,214
 Increase / (decrease) in income tax provision             (2,955)        7,312            -
   (Increase) / decrease in income tax receivable                -      192,545    (184,320)
                                                      ------------ ------------ ------------
              Net cash provided by/ (used in)
               operating activities                      1,857,222  (1,392,188)    1,102,233
                                                      ------------ ------------ ------------

Cash flows from investing activities:
   Capital expenditures, including interest
    capitalized                                            (9,910)     (11,023)      (7,997)
                                                      ------------ ------------ ------------
              Net cash used in investing activities        (9,910)     (11,023)      (7,997)
                                                      ------------ ------------ ------------

Cash flows from financing activities:
   Dividends paid                                        (800,000)            -    (600,000)
                                                      ------------ ------------ ------------
              Net cash used in financing activities      (800,000)            -    (600,000)
                                                      ------------ ------------ ------------
              Net decrease in cash and cash
               equivalents                               1,047,312  (1,403,211)      494,236
Cash and cash equivalents at beginning of year           1,358,427    2,761,638    2,267,402
                                                      ------------ ------------ ------------
Cash and cash equivalents at end of year            A$
                                                         2,405,739    1,358,427    2,761,638
                                                      ============ ============ ============

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

                l)Cash and cash equivalents

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

       Total income taxes for the years ended June 30, 2006, 2005 and 2004 consist of:

                                             Current    Deferred     Total
                                            ----------------------------------

       Year ended June 30, 2006:       A$      80,335     (18,732)     61,603
                                            ==================================

       Year ended June 30, 2005:       A$     291,251       37,134    328,385
                                            ==================================

       Year ended June 30, 2004:       A$     115,975      291,214    407,189
                                            ==================================

       Income tax expense was $61,603, $328,385 and $407,189 for the years ended June 30, 2006, June 30, 2005 and June 30, 2004, respectively, and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2005: 30%; 2004: 30%) to pre tax income as a result of the following:

                                             2006        2005        2004
                                           -----------------------------------

       Computed "expected" tax        A$      54,956      326,499     405,785
       expense
       Other, net                              6,647        1,886       1,404
                                           -----------------------------------

                                      A$      61,603      328,385     407,189
                                           ===================================

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

                                                      2006          2005

                                                   At 30 % tax   At 30% tax
                                                      rate          rate
                                                  ----------------------------
       Deferred tax assets:
           Accounts receivable principally
              due to allowance for doubtful   A$          3,000         3,000
              accounts
           Inventory                                     10,731         5,624
           Employee leave entitlements                   50,185        44,644
           Bonus provision                              116,145        94,897
           Unrealised foreign exchange                    8,223        21,357
              movements
           Other                                         25,257        25,287
                                                  ----------------------------
              Total gross deferred tax assets           213,541       194,809
                                                  ----------------------------
              Net deferred tax assets                   213,541       194,809
                                                  ============================

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

      The Company does not sponsor any other post employment benefits for its employees.

8)    Accrued Liabilities

                                                       2006          2005

          Goods and services tax payable       A$         58,207       141,837
          Accrued expenses                               467,982       395,545
          Provision for employee leave                   167,283       148,814
          Warranty provision                              75,000        75,000
                                                   ----------------------------
                                               A$        768,472       761,196
                                                   ============================

9)    Commitments

         Non cancellable operating lease commitments

          Future operating lease commitments
          not provided for in the financial
          statements and payable:                      2006          2005
          Within one year                      A$        181,000       210,000
          One to two years                               188,000        70,000
          Two to three years                              15,000             -
                                                   ----------------------------
                                               A$        384,000       280,000
                                                   ============================

          The Company leases property under a non-cancellable 4 year operating lease expiring in July 2006.

          The company exercised the option in July 2004 to extend the lease for two years.

          The Company has not entered into any capital leases.

       6) Cost of Goods Sold
                                       2006       2005        2004
Opening Inventory (excluding  A$
stock in transit)                     5,300,666 2,580,220   3,228,659
Add
Purchases - GPT Inc                   6,521,841 16,736,086 13,484,683
Purchases - Other                       248,594    219,651    266,904
Freight and other charges               161,681    257,458    290,247
                                   ----------------------------------
                                   ----------------------------------
                                     12,232,782 19,793,415 17,270,493
Less
Ending Inventory (excluding
stock in transit)                   (2,968,716) (5,300,666)(2,580,220)
                                   ----------------------------------
Cost of Goods Sold            A$      9,264,066 14,492,749 14,690,273
                                   ==================================

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






/s/ Pitcher Partners,
Sydney, Australia



11th January 2007
                   eCash Holdings Pty Limited and subsidiaries

                           Consolidated Balance Sheets

                                  June 30, 2006

             Assets
                                                               2006          2005
                                                           ---------------------------
Current assets:
    Cash and cash                                      A$      1,102,169      274,282
    equivalents
    Trade accounts receivable, less allowance for
    doubtful accounts of A$NIL (2005-A$NIL)                      362,617      166,296
    Inventories                                                  774,940      886,462
    Deferred Income taxes                                         58,854      415,028
    Other current assets                                         137,975        8,962
                                                           ---------------------------
              Total current assets                              2,436,555    1,751,030
                                                           ---------------------------
Property, plant and equipment
    Machinery and equipment                                       16,378       20,905
    Less accumulated depreciation and amortization                 (741)      (3,907)
                                                           ---------------------------
             Net property, plant and equipment                    15,637       16,998
                                                           ---------------------------

   Assets of discontinued operations                                   -      652,831
                                                           ---------------------------

             Total assets                              A$      2,452,192    2,420,859
                                                           ===========================

             Liabilities and Stockholders' Equity
Current liabilities:
                                                       A$
    Trade accounts payable                                       339,582      830,405
    Income taxes payable                                         507,712     (59,951)
    Payable to affiliate                                          67,139    1,009,172
    Accrued liabilities                                          350,219      366,096

    Liabilities of discontinued operations                             -      198,979
                                                           ---------------------------
             Total current liabilities                         1,264,652    2,344,701
                                                           ---------------------------
             Total liabilities                                 1,264,652    2,344,701
                                                           ---------------------------

Stockholders' equity:
    Common Stock
        Issued and outstanding 3,000 shares in 2006
        and 3,000 shares in 2005                                   3,000        3,000
    Retained earnings                                          1,184,540       73,158
                                                           ---------------------------
             Total stockholders' equity                        1,187,540       76,158
                                                           ---------------------------

             Total liabilities and stockholders'       A$      2,452,192    2,420,859
             equity                                        ===========================


Commitments and contingencies (Note 1)

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Operations

                            Year ended June 30, 2006


                                                  2006         2005          2004

Continuing operations

Sales                                      A$    4,635,873     1,525,034    1,427,159
Cost of goods sold (including
rebate and other direct costs)                 (3,283,678)   (1,489,513)    (710,341)
                                              ----------------------------------------
                Gross profit                     1,352,195        35,521      716,818

Selling, general and administrative            (1,103,886)     (658,897)    (530,495)
expenses
                                              ----------------------------------------

                Operating income/(loss)            248,309     (623,376)      186,323

Other income / (expense):
      Interest revenue                              58,152         9,383        1,426
      Rental income                                    795          (75)        2,865
      Other income                                  75,144        95,295        3,332
      Interest expense                            (15,216)      (73,423)     (84,524)
      Servicing income                              12,792        14,214       30,758
      Maintenance costs                                  -             -     (25,140)
      Rebate income                                 17,118        29,375       46,919
                                              ----------------------------------------
Income/(loss) from continuing                      397,094     (548,607)      161,959
operations before income taxes
Income taxes credit / (expense)                  (119,072)       330,563    (204,804)
                                              ----------------------------------------
Income/(loss) from continuing
operations                                         278,022     (218,044)     (42,845)
                                              ----------------------------------------

Discontinued operations (Note 8)
Profit / (loss) from
discontinued operations                          2,761,943      (56,988)    (224,562)
Income taxes credit / (expense)                   (828,583)        84,465            -
                                              ----------------------------------------
Income/(loss) from
discontinued operations                          1,933,360        27,477    (224,562)
                                              ----------------------------------------
             Net income                          2,211,382     (190,567)    (267,407)
                                              ========================================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                 Consolidated Statements of Stockholders' Equity

                            Year ended June 30, 2006





                                                 Common      Retained       Total
                                                  Stock      Earnings    Stockholders'
                                                                            Equity
                                               ---------------------------------------


Balances at June 30, 2003 (Unaudited)      A$        2,984       531,132      534,116
      Net income/(loss)                                  -     (267,407)     (267,407)
      Share adjustment                                  16             -           16
                                               ---------------------------------------

Balances at June 30, 2004                  A$        3,000       263,725      266,725
      Net income/(loss)                                  -     (190,567)    (190,567)
                                               ---------------------------------------

Balances at June 30, 2005                  A$        3,000        73,158       76,158
      Net income/(loss)                                  -     2,211,382    2,211,382
      Dividends declared                                 -   (1,100,000)  (1,100,000)
                                               ---------------------------------------

Balances at June 30, 2006                  A$        3,000     1,184,540    1,187,540
                                               =======================================


See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Cash Flows

                            Year ended June 30, 2006


                                                   2006          2005         2004
                                               -----------------------------------------
Net income/(loss)                          A$     2,211,382    (190,567)       (267,407)
     Adjustments to reconcile net income
     to net cash providing by operating
     activities:
     Net profit on disposal of business          (3,335,839)            -             -
     Depreciation and amortisation of
     property, plant and equipment                    79,339      110,457        60,496
     Increase/(decrease) in doubtful debts                 -     (27,000)             -
     (Increase)/decrease in trade                   (52,644)    (136,192)      (42,351)
     accounts receivable
     (Increase)/decrease in prepayments              (3,821)            -             -
     (Increase)/decrease in inventories              111,522     (15,535)       974,204
     (Increase)/decrease in other                  (124,254)      120,320     (116,420)
     assets
     Increase/(decrease) in related party          (942,033)     (21,240)     (431,834)
     balances
     Increase/(decrease) in trade                  (625,081)      713,731       125,374
     accounts payable
     Increase/(decrease) in provisions
     and other accruals                             (80,598)      209,014      (67,830)
     (Increase)/decrease in income tax               567,663       38,330             -
     balance
     (Increase)/decrease in deferred tax             356,174    (415,028)       208,850
     balance
                                               -----------------------------------------
          Net cash provided by/(used in)
          operating activities                   (1,838,190)      386,290       443,082
                                               -----------------------------------------
Cash flows from investing activities:
      Net cash inflow upon disposal of             3,872,791            -             -
      business
      Capital expenditure, including
      interest capitalised                         (122,490)    (227,205)     (447,269)
                                               -----------------------------------------
          Net cash provided by/(used in)
          investing activities                     3,750,301    (227,205)     (447,269)
                                               -----------------------------------------
Cash flow from financing activities:
     Issue of shares                                       -            -            16
     Dividends paid                              (1,100,000)            -             -
                                               -----------------------------------------
          Net cash provided by/(used in)
          financing activities                   (1,100,000)            -            16
                                               -----------------------------------------
          Net increase/(decrease) in cash
          and cash equivalents                       812,111      159,085       (4,171)
Cash and cash equivalents at beginning of            290,058      130,973       135,144
year
                                               -----------------------------------------
Cash and cash equivalents at end of year   A$      1,102,169      290,058       130,973
                                               =========================================

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


(2) Income Taxes

       Total income tax (expense) credit for the years ended June 30, 2006, 2005 and 2004 consist of:

                                           Current        Deferred       Total

       Year ended June 30, 2006:       A$     (591,480)     (356,175)    (947,655)
                                           ========================================

       Year ended June 30, 2005:       A$             -       415,028      415,028
                                           ========================================

       Year ended June 30, 2004:       A$         4,046     (208,850)     (204,804)
                                           ========================================

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(2) Income Taxes (cont)

      Income tax expense was A$947,655 for the year ended June 30, 2006 and a credit of A$415,028 for the year ended June 30, 2005 and an expense of $204,804 for the year ended June 30, 2004 and differed from the amounts computed by applying the Australian federal income tax rate of 30% (2005:
      30%) and (2004: 30%) to pre tax income as a result of the following:


                                                 2006         2005          2004
                                             ----------------------------------------
       Computed "expected" tax          A$
       expense/(credit)                           947,741     (181,679)     (18,781)
       Computed "expected" tax
       expense/(credit) of not deductible           2,155         2,017            -
                                             ----------------------------------------
       Computed "expected" tax
       expense/(credit) of
       consolidated tax group                     949,896     (179,662)     (18,781)
       Timing differences reversal                (2,241)             -      163,757
       Tax losses and timing
       differences (previously not
       recognised / brought to account)                 -     (235,366)       59,828
       Increase (reduction) in income
       taxes resulting from other net                   -             -            -
       misc items
                                             ----------------------------------------
                                        A$        947,655     (415,028)      204,804
                                             ========================================

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at 30 June 2006 are presented below.


                                                              2006          2005
                                                           At 30% Tax    At 30% Tax
                                                              Rate          Rate
       Deferred tax assets:
            Employee leave entitlements             A$           28,816       21,283
            Bonus provision                                      33,000       37,506
            Unrealised Foreign exchange (gains) /               (2,962)
            losses                                                            13,117
            Tax losses previously not brought to                      -      343,122
            account
                                                          ---------------------------
               Deferred tax assets- gross                        58,854      415,028
                                                          ---------------------------
               Less valuation allowance                               -            -
                                                          ---------------------------
               Net deferred tax asset                            58,854      415,028
                                                          ===========================

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

      The Company does not sponsor any other post employment benefits for its employees.

(4) Accrued Liabilities

                                                              2006          2005
       Goods and services tax payable               A$                -       34,061
       Accrued expenses                                         123,167      174,421
       Deferred income                                          131,000       92,727
       Provision for employee leave                              96,052       64,887
                                                          ---------------------------
                                                    A$          350,219      366,096
                                                          ===========================


(5) Cost of Goods Sold

                                                 2006         2005          2004
       Opening Inventory                A$        886,462       870,927    1,824,131
       Add
       Purchases                                3,474,894     1,755,954      125,511
       Freight and other charges                  454,638       978,702      488,565
                                              ---------------------------------------
                                                4,815,994     3,605,583    2,438,207
       Less
       Ending Inventory                         (774,940)     (886,462)    (870,927)
                                              ---------------------------------------
       Cost of Goods Sold               A$      4,041,054     2,719,121    1,567,280
                                              =======================================

       Continuing                               3,283,678     1,489,513      710,341
       Discontinued                               757,376     1,229,608      856,939
                                              ---------------------------------------
       Cost of Goods Sold               A$      4,041,054     2,719,121    1,567,280
                                              =======================================

(6) Commitments

                   Non cancellable operating lease commitments
                   -------------------------------------------

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

                   Notes to Consolidated Financial Statements

(8)  Discontinued Operations

During the 30 June 2006 financial year the group disposed of its ATM rental business.

The business had the following income and expenditure during the years ended 30 June 2006, 2005 and 2004:


                                                  2006         2005          2004

Sales (including rebate                  A$        657,665     1,429,556      822,477
income)
Cost of goods sold (including rebates
and other direct costs)                          (757,376)   (1,229,608)    (856,939)
                                              ----------------------------------------
                Gross profit / (loss)             (99,711)       199,948     (34,462)

Selling, general and administrative              (486,405)     (259,371)    (192,610)
expenses
                                              ----------------------------------------
                Operating income/(loss)          (586,116)      (59,423)    (227,072)

Other income / (expense):
      Profit on sale of business                 3,335,839             -            -
      Other income                                       -             -        1,636
      Interest revenue                              12,220         2,435          874
                                              ----------------------------------------
             Income/(loss) before                2,761,943      (56,988)    (224,562)
             income taxes
                                              ========================================


The business had the following assets and liabilities at 30 June 2006 and 2005.


             Assets                                            2006          2005
                                                           ---------------------------

    Cash and cash                                                      -       15,776
    equivalents
    Trade accounts receivable                                          -      143,875
    Other current assets                                               -          740
    Property, plant and equipment                                      -      492,440
                                                           ---------------------------

       Total assets                                                    -      652,831
                                                           ===========================

             Liabilities
    Trade accounts payable                                             -      134,258
    Accrued liabilities                                                -       64,721
                                                           ---------------------------

       Total liabilities                                               -      198,979
                                                           ===========================


(9)  Cash and Cash Equivalents

Cash and cash equivalents are reconciled to the consolidated statement of cash flows as follows:

                                                               2006          2005

Continuing operations                                   A$     1,102,169      274,282
Discontinued operations (Note 8)                                       -       15,776
                                                           ---------------------------
                                                               1,102,169      290,058
                                                           ===========================

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





/s/ Pitcher Partners,
Sydney, Australia



11th January 2007
                   eCash Holdings Pty Limited and subsidiaries

                           Consolidated Balance Sheets

                        August 31, 2006 and June 30, 2006


             Assets
                                                            August 2006   June 2006
                                                           ---------------------------
Current assets:
    Cash and cash                                      A$      1,249,575    1,102,169
    equivalents
    Trade accounts receivable, less allowance for
    doubtful accounts of A$NIL (2005-A$NIL)                      472,700      362,617
    Inventories                                                  858,138      774,940
    Deferred Income taxes                                         58,854       58,854
    Other current assets                                         142,666      137,975
                                                           ---------------------------
             Total current assets                              2,781,933    2,436,555
                                                           ---------------------------
Property, plant and equipment
    Machinery and equipment                                       16,378       16,378
    Less accumulated depreciation and amortization                 (841)        (741)
                                                           ---------------------------
             Net property, plant and equipment                    15,537       15,637
                                                           ---------------------------

             Total assets                              A$      2,797,470    2,452,192
                                                           ===========================

             Liabilities and Stockholders' Equity
Current liabilities:
                                                       A$
    Trade accounts payable                                       583,383      339,582
    Income taxes payable                                         611,281      507,712
    Intercompany payable                                          82,908       67,139
    Accrued liabilities                                          286,265      350,219
                                                           ---------------------------
             Total current liabilities                         1,563,837    1,264,652
                                                           ---------------------------
             Total liabilities                                 1,563,837    1,264,652
                                                           ---------------------------

Commitments and contingencies (Note 1)

Stockholders' equity:
    Common Stock
        Issued and outstanding 3,000 shares in 2006
        and 3,000 shares in 2005                                   3,000        3,000
    Retained earnings/(accumulated losses)                     1,230,633    1,184,540
                                                           ---------------------------
             Total stockholders' equity                        1,233,633    1,187,540
                                                           ---------------------------

             Total liabilities and stockholders'       A$      2,797,470    2,452,192
             equity
                                                           ===========================

See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Operations

                 Period ended August 31, 2006 and June 30, 2006



                                                             August 2006   June 2006

Sales                                                  A$        751,618    4,635,873
Cost of goods sold                                             (534,777)  (3,283,678)
                                                             -------------------------
                              Gross profit                        216,841   1,352,195

Selling, general and administrative expenses                    (187,736) (1,103,886)
                                                             -------------------------

                              Operating income/(loss)              29,105     248,309

Other income (expense):
            Interest revenue                                       10,359      58,152
            Rental income                                               -         795
            Other income                                           20,919      75,144
            Interest expense                                            -    (15,216)
            Servicing income                                        5,510      12,792
            Rebate income                                               -      17,118
                                                             -------------------------
              Income/(loss) from continuing
              operations before income taxes                       65,893     397,094
Income taxes credit (expense)                                    (19,800)   (119,072)
                                                             -------------------------
              Income/(loss) from discontinued
              operations                                           46,093     278,022
                                                             -------------------------

Discontinued operations (Note 8)
Profit / (loss) from discontinued operations                       -        2,761,943
Income taxes credit / (expense)                                    -        (828,583)
                                                             --------------------------
Income/(loss) from discontinued operations                         -        1,933,360
                                                             --------------------------
                    Net income                                  46,093      2,211,382
                                                             ==========================


See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                 Consolidated Statements of Stockholders' Equity

                 Period ended August 31, 2006 and June 30, 2006





                                                 Common      Retained       Total
                                                  Stock      Earnings    Stockholders'
                                                                            Equity
                                               ---------------------------------------

Balances at June 30, 2006                  A$        3,000     1,184,540    1,187,540
         Net income/(loss)                               -        46,093       46,093
                                               ---------------------------------------

Balances at August 31, 2006                A$        3,000     1,230,633    1,233,633
                                               =======================================


See accompanying notes to the consolidated financial statements.

                   eCash Holdings Pty Limited and subsidiaries

                      Consolidated Statements of Cash Flows

                 Period ended August 31, 2006 and June 30, 2006


                                                August 2006   June 2006
                                               ---------------------------
Net income/(loss)                          A$         46,093   2,211,382
     Adjustments to reconcile net income
     to net cash providing by operating
     activities:
     Net profit on disposal of business                    -  (3,335,839)
     Depreciation and amortisation of
     property, plant and equipment                       100       79,339
     Increase/(decrease) in doubtful debts                              -
     (Increase)/decrease in trade                  (110,083)     (52,644)
     accounts receivable
     (Increase)/decrease in prepayments             (15,202)      (3,821)
     (Increase)/decrease in inventories             (83,198)      111,522
     (Increase)/decrease in other                     10,511    (124,254)
     assets
     Increase/(decrease) in related party             15,769    (942,033)
     balances
     Increase/(decrease) in trade                    243,801    (625,081)
     accounts payable
     Increase/(decrease) in provisions
     and other accruals                             (63,954)     (80,598)
     (Increase)/decrease in income tax               103,569      567,663
     balance
     (Increase)/decrease in deferred tax                          356,174
     balance
                                               ---------------------------
          Net cash provided by/(used in)
          operating activities                       147,406  (1,838,190)

                                               ---------------------------
Cash flows from investing activities:
      Net cash inflow upon disposal of                     -    3,872,791
      business
      Capital expenditure, including
      interest capitalised                                 -    (122,490)
                                               ---------------------------
          Net cash provided by/(used in)
          investing activities                             -    3,750,301
                                               ---------------------------
Cash flow from financing activities:
     Issue of shares                                       -            -
     Dividends paid                                        -  (1,100,000)
                                               ---------------------------
          Net cash provided by/(used in)
          financing activities                             -  (1,100,000)
                                               ---------------------------
          Net increase/(decrease) in cash
          and cash equivalents                       147,406      812,111
Cash and cash equivalents at beginning of          1,102,169      290,058
year
                                               ---------------------------
Cash and cash equivalents at end of year   A$      1,249,575    1,102,169
                                               ===========================

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

Concentration of credit risk
----------------------------

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


(2) Income Taxes

       Total income tax (expense) credit for the years ended August 31, 2006 and June 30, 2006 consist of:


                                           Current        Deferred       Total

       Year ended August 31, 2006:     A$      (19,800)             -     (19,800)
                                           ========================================

       Year ended June 30, 2006:       A$     (591,480)     (356,175)    (947,655)
                                           ========================================

                     eCash Holdings Pty Ltd and subsidiaries

                 Notes to the Consolidated Financial Statements

(2) Income Taxes (cont)

      Income tax expense was A$19,800 for the period ended August 31, 2006 and A$947,655 for the year ended June 30, 2006 and differed from the amounts computed by applying the Australian federal income tax rate of 30% (June 2006: 30%) to pre tax income as a result of the following:


                                             August 2006    June 2006
                                             ---------------------------
       Computed "expected" tax          A$
       expense/(credit)                            19,800       947,741
       Computed "expected" tax
       expense/(credit) of not                          -         2,155
       deductible
                                              ---------------------------
       Computed "expected" tax
       expense/(credit) of
       consolidated tax group                           -       949,896
       Timing differences reversal                      -       (2,241)
       Tax losses and timing
       differences (previously not
       recognized / brought to account)                 -             -
       Increase (reduction) in income
       taxes resulting from other net                   -             -
       misc items
                                              ---------------------------
                                        A$         19,800       947,655
                                             ===========================

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2006 and 30 June 2006 are presented below.


                                                           August 2006   June 2006
                                                           At 30% Tax    At 30% Tax
                                                              Rate          Rate
       Deferred tax assets:
            Accounts receivable principally due to
            allowance for doubtful accounts         A$                -            -
            Employee leave entitlements                          28,816       28,816
            Bonus provision                                      33,000       33,000
            Unrealized Foreign exchange (gains) /               (2,962)      (2,962)
            losses
            Tax losses previously not brought to                      -            -
            account
                                                          ---------------------------
               Deferred tax assets- gross                        58,854       58,854
                                                          ---------------------------
               Less valuation allowance                               -            -
                                                          ---------------------------
               Net deferred tax asset                            58,854       58,854
                                                          ===========================

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

      The Company does not sponsor any other post employment benefits for its employees.

(4) Accrued Liabilities

                                                           August 2006   June 2006
       Accrued expenses                             A$          165,713      123,167
       Deferred income                                           24,500      131,000
       Provision for employee leave                              96,052       96,052
                                                          ---------------------------
                                                          ---------------------------
                                                    A$          286,265      350,219
                                                          ===========================

(5) Cost of Goods Sold

                                                           August 2006   June 2006
       Opening Inventory                            A$          774,940      886,462
       Add
       Purchases                                                606,370    3,474,894
       Freight and other charges                                 11,605      454,638
                                                          ---------------------------
                                                          ---------------------------
                                                              1,392,915    4,815,994
       Less
       Ending Inventory                                       (858,138)    (774,940)
                                                          ---------------------------
                                                          ---------------------------
       Cost of Goods Sold                           A$          534,777    4,041,054
                                                          ===========================

       Continuing                                               534,777    3,283,678
       Discontinued                                                   -      757,376
                                                          ---------------------------
       Cost of Goods Sold                           A$          534,777    4,041,054
                                                          ===========================

(6) Commitments

                   Non cancellable operating lease commitments
                   -------------------------------------------
      The company and consolidated entity have no operating lease commitments.

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

                   Notes to Consolidated Financial Statements

(8)  Discontinued Operations

During the 30 June 2006 financial year the group disposed of its ATM rental business.

The company had the following income and expenditure during the year ended 30 June 2006:

                                                                          June 2006

Sales (including rebate                                             A$        657,665
income)
Cost of goods sold (including rebates and other direct costs)
                                                                            (757,376)
                                                                         -------------
                Gross profit / (loss)                                        (99,711)

Selling, general and administrative expenses                                (486,405)
                                                                         -------------
                Operating income/(loss)                                     (586,116)

Other income / (expense):
      Profit on sale of business                                            3,335,839
      Other income                                                                  -
      Interest revenue                                                         12,220
                                                                         -------------
             Income/(loss) before income taxes                              2,761,943
                                                                         =============

The discontinued business did not have any assets and liabilities at 30 June
2006.


                                                                          Schedule II
                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                  Schedule of Valuation and Qualifying Accounts

        Column A            Column B        Column C          Column D        Column E
-----------------------   -----------    --------------     -----------      -----------
                          Balance at     Charged (credited) Deductions -      Balance
                          beginning      to costs and                          at end
     Description          of period        expenses                          of period
-----------------------   -----------    --------------     -----------      -----------
Allowance for doubtful
   accounts:
     September 30, 2005         250               47            145  (a)         152
     September 30, 2006         152               61             54  (a)         159
     September 30, 2007         159              (32)            41  (a)          86

Warranty Reserve
     September 30, 2005         298              176            206  (b)         268
     September 30, 2006         268              161            120  (b)         309
     September 30, 2007         309             (174)            27  (b)         108




(a) Write-off of accounts.
(b) Expenses incurred under warranty obligation.