Form 10-Q/A
period 2007-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-01-24
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                                   FORM 10-Q/A
                                   -----------
                                (Amendment No. 1)
                                -----------------
(Mark One)

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
----------



Introduction
------------

This Form 10-Q/A amends the registrants Form 10-Q for the quarterly period ended March 31, 2007 by correcting an error in the second quarter of 2007 where the Company improperly reversed $130,000 of its allowance for inventory obsolescence which had been recorded in the prior year related to inventory which had not been sold by March 31, 2007.

                                       GLOBAL PAYMENT TECHNOLOGIES, INC.
                                       ---------------------------------
                                         PART I. FINANCIAL INFORMATION
                                         ------- ---------------------

               Item 1.  Financial Statements
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     -------------------------------------
                                   (Amounts in thousands, except share data)
                                   -----------------------------------------



                                                                          March 31,      September 30,
                                                                       --------------    --------------
                                                                            2007              2006
                                                                       --------------    --------------
                                                                        (Unaudited
                                                                       and Restated)
                                                                        (See Note O)

ASSETS
------
    Current Assets:
        Cash and cash equivalents                                      $        1,724    $        2,270
        Cash held in escrow                                                       280               280
        Accounts receivable, less allowance for doubtful
          accounts of $146 and $159, respectively                               1,299             2,065
        Inventory, net                                                          4,855             5,040
        Prepaid expenses and other current assets                                 209               218
                                                                       --------------    --------------
                    Total current assets                                        8,367             9,873

        Property and equipment, net                                               950             1,249
        Capitalized software costs, net                                           325               561
                                                                       --------------    --------------

    Total assets                                                       $        9,642    $       11,683
                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    Current liabilities:
        Borrowing under debt facility                                  $          463                $-
        Current portion of long-term debt                                          62                60
        Accounts payable                                                        1,628             1,497
        Accrued expenses and other current liabilities                          1,148             1,249
                                                                       --------------    --------------
                    Total current liabilities                                   3,301             2,806

        Long-term debt                                                              8                40
                                                                       --------------    --------------
                    Total liabilities                                           3,309             2,846
                                                                       --------------    --------------

    Shareholders' equity:
        Common stock, par value $0.01; authorized 20,000,000 shares;
          issued 6,497,185 shares                                                  65                65
        Additional paid-in capital                                             13,724            13,609
        Accumulated (deficit)                                                  (6,012)           (3,433)
        Accumulated other comprehensive income                                     55                95
                                                                       --------------    --------------
                                                                                7,832            10,336
        Less: Treasury stock, at cost, 278,984 shares                          (1,499)           (1,499)
                                                                       --------------    --------------
                    Total shareholders' equity                                  6,333             8,837
                                                                       --------------    --------------

    Total liabilities and shareholders' equity                         $        9,642    $       11,683
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



                                       GLOBAL PAYMENT TECHNOLOGIES, INC.
                                       ---------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------------------------------------
                        (Dollar amounts in thousands, except share and per share data)
                        --------------------------------------------------------------
                                                  (Unaudited)
                                                  -----------


                                                           Three Months ended             Six Months ended
                                                       --------------------------    --------------------------
                                                                March 31,                     March 31,
                                                         (Restated See Note O)
                                                          2007           2006           2007           2006
                                                       -----------    -----------    -----------    -----------

Net sales
   Non-affiliates                                      $     2,802    $     3,187    $     6,766    $     5,800
   Affiliates                                                   --            840             --          2,132
                                                       -----------    -----------    -----------    -----------
                                                             2,802          4,027          6,766          7,932

   Cost of sales                                             2,175          3,399          5,427          6,619
                                                       -----------    -----------    -----------    -----------

   Gross profit                                                627            628          1,339          1,313

   Operating expenses                                        1,939          1,875          3,889          3,580
                                                       -----------    -----------    -----------    -----------

   (Loss) from operations                                   (1,312)        (1,247)        (2,550)        (2,267)
                                                       -----------    -----------    -----------    -----------

   Other (expense) income:
       Equity in income of unconsolidated affiliates            --            694             --            917
       Interest (expense) income, net                          (16)             6            (25)            15
                                                       -----------    -----------    -----------    -----------
   Total other (expense) income, net                           (16)           700            (25)           932
                                                       -----------    -----------    -----------    -----------

   (Loss) before provision for income taxes                 (1,328)          (547)        (2,575)        (1,335)

   Provision for income taxes                                    2             (4)             4             (2)
                                                       -----------    -----------    -----------    -----------

   Net (loss)                                          $    (1,330)   $      (543)   $    (2,579)   $    (1,333)
                                                       ===========    ===========    ===========    ===========

   Net (loss)  per share:
       Basic                                           $     (0.21)   $     (0.09)   $     (0.41)   $     (0.21)
                                                       ===========    ===========    ===========    ===========
       Diluted                                         $     (0.21)   $     (0.09)   $     (0.41)   $     (0.21)
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



                                     GLOBAL PAYMENT TECHNOLOGIES, INC.
                                     ---------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------------
                                       (Dollar amounts in thousands)
                                       -----------------------------
                                                (Unaudited)
                                                -----------


                                                                        Six Months ended March 31,
                                                                      ------------------------------
                                                                      (As Restated)
                                                                      -------------    -------------
                                                                      (See Note O)
                                                                      -------------    -------------
                                                                          2007              2006
                                                                      -------------    -------------


OPERATING ACTIVITIES:
   Net (loss)                                                         $      (2,579)   $      (1,333)
   Adjustments to reconcile net (loss) to net cash
   used in operating activities:
      Equity in (loss) of unconsolidated affiliates                              --             (917)
      Dividend distributions from unconsolidated affiliates                      --              574
      Depreciation and amortization                                             612              615
      Provision for losses on accounts receivable                                13               25
      (Recovery) provision for inventory obsolescence                            (5)              78
      Fair value of stock options                                               115               31
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                        733               46
         Decrease in accounts receivable from affiliates                         --            1,157
         Decrease in inventory                                                  170              153
         (Increase) in prepaid expenses and other assets                        (22)            (165)
         Decrease in income taxes receivable                                     --               23
         Increase (decrease) in accounts payable                                131           (1,005)
         Decrease in accrued expenses and other current liabilities            (101)             (10)
                                                                      -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                          (933)            (728)
                                                                      -------------    -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (46)             (78)
                                                                      -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                           (46)             (78)
                                                                      -------------    -------------

FINANCING ACTIVITIES:
   Repayments of long term debt                                                 (30)             (22)
   Net borrowing from debt facility                                             463               --
   Proceeds from the exercise of stock options                                   --               --
                                                                      -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             433              (22)
                                                                      -------------    -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (546)            (828)
                                                                      -------------    -------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,270            3,108
                                                                      -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       1,724    $       2,280
                                                                      =============    =============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                           $          32    $           4
                                                                      =============    =============
   Income Taxes                                                       $          --    $          --
                                                                      =============    =============

NON-CASH INVESTING ACTIVITIES
   Machinery acquired through capital lease                           $          --    $          31
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

A summary of the Company's stock option plans activity as of March 31, 2007 and changes during the six months then ended is as follows:

                                                                                       Weighted
                                                                      Weighted         average          Aggregate
                                                                      average         remaining         intrinsic
                                                                      exercise       contractual         value
                                                     Shares            price         term (years)    (in thousands)
                                                 --------------    --------------   --------------   --------------

Outstanding, October 1, 2006                          1,290,550    $         3.12
   Granted                                                   --                --
   Exercised                                                 --                --
   Forfeited                                            (27,373)             4.08
   Expired                                              (25,650)             8.75
                                                 --------------    --------------
Outstanding, March 31, 2007                           1,237,527    $         2.98              5.0   $           --
                                                 ==============    ==============   ==============   ==============
Vested or expected to vest, March 31, 2007            1,237,527    $         2.98              5.0   $           --
                                                 ==============    ==============   ==============   ==============
Exercisable, March 31, 2007                             490,860    $         4.17              3.4   $           --
                                                 ==============    ==============   ==============   ==============


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

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                        Six Months Ended
                                    ----------------------
                                             March 31
                                      --------------------
                                               2006
                                        -----------------
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

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                               (in thousands)
                             March       September
                           31, 2007      30, 2006
                           ---------     ---------

Raw Materials              $   3,413     $   4,104
Work-in-process                  319           358
Finished Goods                 1,123           578
                           ---------     ---------
                           $   4,855     $   5,040
                           =========     =========

The Company recorded a provision for inventory obsolescence of $78 for the six months ended March 31, 2006.

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


Outstanding debt with respect to the LOC and capital leases as of March 31, 2007 and September 30, 2006 is as follows (in thousands):


                                         March 31, 2007     September 30, 2006
                                       ------------------   ------------------

Total debt                             $              536   $              106
Less amount representing interest                       3                   (6)
                                       ------------------   ------------------
Net                                                   533                  100
Less current portion                                  525                  (60)
                                       ------------------   ------------------
Long-term debt                         $                8   $               40
                                       ==================   ==================


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007


                                        (in thousands)                      (in thousands)
                                 Three months ended March 31,         Six months ended March 31,
                                    2007              2006              2007              2006
                               --------------    --------------    --------------    --------------

Net (loss)                     $       (1,330)   $         (543)   $       (2,579)   $       (1,333)
Other comprehensive
  income (loss) (a)                       (15)             (117)              (40)             (100)
                               --------------    --------------    --------------    --------------
Comprehensive (loss)           $       (1,345)   $         (660)   $       (2,619)   $       (1,433)
                               ==============    ==============    ==============    ==============


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


                              (in thousands)                   (in thousands)
                       Three months ended March 31,       Six months ended March 31,
                          2007             2006             2007             2006
                     --------------   --------------   --------------   --------------

Stock options                 1,238            1,054            1,238            1,054
Stock warrants                  200              200              200              200
Convertible Debt                109               --              109               --
                     --------------   --------------   --------------   --------------
Total                         1,547            1,254            1,547            1,254
                     ==============   ==============   ==============   ==============






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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007


Summarized financial information for the two former Australian affiliates, in which the Company had a 50% and 35% non controlling interest at March 31, 2006, is as follows:

All figures are in U.S. dollars (in thousands).

                               Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                                      2005                   2005
                               ------------------     ------------------

Net sales                      $            3,511     $            7,462
Operating income                             (152)                    62
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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007

                                                (in thousands)
                                                    Amount
                                                --------------
Beginning Balance as of October 1, 2006         $          309
Deduct: Payments                                           (12)
Add: Provision                                               0
                                                --------------
Ending Balance as of March 31, 2007             $          297
                                                ==============

NOTE L - SHAREHOLDERS' EQUITY
-----------------------------

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

NOTE M - CONCENTRATIONS
-----------------------

The Company's largest customers for the three and six months ended March 31, 2007 and 2006 represent the following percentages of net sales and accounts receivable:

                   Three months ended March 31,     Six months ended March 31,
                       2007            2006             2007            2006
                   ------------    ------------     ------------    ------------
Net sales:
   Customer A            30%              21%             36%              27%
   Customer B              *              14%               *              14%
   Customer C              *              14%               *                *


                              March 31,       September 30,
                                2007              2006
                            -------------     -------------
Accounts Receivable:
      Customer A                    60%                80%

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

Note O-RESTATEMENT

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

The restatement for the three and six months ended March 31, 2007 reflects the following:


                                              Three Months Ended     Six Months Ended

                                                 March 31, 2007       March 31, 2007

Net loss, as reported                         $           (1,200)   $          (2,449)

Net loss, as restated                                     (1,330)              (2,579)

Loss per basic and diluted share, as reported               (.19)                (.39)

Loss per basic and diluted share, as restated               (.21)                (.41)


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

Three  months  ended March 31, 2007  compared  with three months ended March 31,
--------------------------------------------------------------------------------
2006
----

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

Gross Profit
Gross profit was $627,000, or 22.4% of net sales for the three months ended March 31, 2007 as compared with $628,000, or 15.6% of net sales, in the comparative prior-year period. .

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

Net (Loss)
Net loss for the quarter ended March 31, 2007 was ($1,330,000), or ($0.2119) per share, as compared with ($543,000), or ($0.09) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.

Six months ended March 31, 2007 compared with six months ended March 31, 2006
-----------------------------------------------------------------------------

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

Gross Profit
Gross profit increased to $1,339,000, or 19.8% of net sales, in the six months ended March 31, 2007 as compared with $1,313,000, or 16.6% of net sales, in the comparative prior-year period. The increase in gross profit was primarily the result of lower margins in the prior year period as a result of sales incentives granted to reduce Aurora inventory levels.

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

Net (Loss)
Net (loss) for the six months ended March 31, 2007 was ($2,579,000), or ($0.41) per share, as compared with $(1,333,000), or ($0.21) per share, in the comparative prior-year period. The increase in net loss was due to the items discussed above.


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

                        Global Payment Technologies, Inc.
                                 March 31, 2007

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







At March 31, 2007, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:


                                           (in thousands)
         Fiscal Year            Operating Lease       Debt Repayments
     --------------------       ---------------       ---------------
            2007                            144                   496
            2008                             30                    40
         Thereafter                          --                    --
                                ---------------       ---------------
            Total               $           174       $           536
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

                        Global Payment Technologies, Inc.
                                 March 31, 2007



                           PART II. OTHER INFORMATION
                           -------- -----------------

Item 4.    Submission of Matters to a Vote of Security Holdings

At the Company's 2007 Annual Meeting of Shareholders held on April 25, 2007, the stockholders elected the following person to serve as Class III Director of the Company by the following vote:

                                    FOR                     WITHHOLD
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

Exhibit    32    -Section 1350 Certifications (1)




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

                                            Global Payment Technologies, Inc.
                                            ---------------------------------


                                            By:  /s/ William McMahon
                                                 -------------------------------
                                                 William McMahon
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer
Dated: January 24, 2008