Form 10-K/A
period 2007-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-01-25
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2007
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Transition period ______________________________


                         Commission File Number 0-25148

                        Global Payment Technologies, Inc.
             (Exact name of registrant as specified in its charter)


         Delaware                                              11-2974651
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


170 Wilbur Place, Bohemia, New York                               11716
------------------------------------                       ---------------------
  (Address of principal offices)                                (Zip Code)


        Registrant's telephone number, including area code: 631-563-2500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                 (Tile of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes |_|         No |X|

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes |_|         No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes: |X|        No:|_|

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

Large accelerated filer |_|     Accelerated Filer|_| Non-accelerated filer |X|

     Indicate by check mark whether the registrant is shell company (as defined in rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on March 31, 2007, was approximately $6,450,225.

     As of December 31, 2007, the registrant had a total of 6,497,185 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III of this Report.

                                EXPLANATORY NOTE

     Global Payment Technologies, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, originally filed with the Securities and Exchange Commission on January 23, 2008 (the "Original Filing"), for the purpose of amending the Officer Certifications filed as Exhibits 31.1 and 32. The Officer Certification filed as Exhibit 31.1 in the Original Filing inadvertently identified the certifying officer as the Principal Executive Officer instead of the Principal Executive and Financial Officer and contained typographical errors. The Officer Certification filed as Exhibit 32 in the Original Filing inadvertently identified the Form 10-K for the year ended September 30, 2008 instead of the Form 10-K for the year ended September 30, 2007 and was included in Exhibit 31.1. The Company is filing as exhibits to this Amendment No. 1 the certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment No. 1 does not modify or update the disclosures, in, or exhibits to, the Original Filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 25, 2008


                                       GLOBAL PAYMENT TECHNOLOGIES, INC.


                                       By: /s/ William McMahon
                                           -------------------------------------
                                       Name:  William McMahon
                                       Title: President, Chief Executive Officer
                                              and Chief Financial Officer