Form 10-Q/A
period 2007-03-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-01-28
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q
                                (Amendment No. 2)
                            ------------------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ending March 30, 2007

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from__________ to__________

                         Commission File Number 0-25148

                        Global Payment Technologies, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                       11-2974651
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

       170 Wilbur Place, Bohemia, New York                          11716
    (Address of principal executive offices)                      (Zip code)

                                 (631) 563-2500
              (Registrant's telephone number, including area code)

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

 Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 15, 2007, the registrant had a total of 6,218,201 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

     Global Payment Technologies, Inc. (the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, originally filed with the Securities and Exchange Commission on May 21, 2007, as amended by Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2007 ("Amendment No. 1"), filed on January 24, 2008, for the purposes of (i) amending and restating Item 6 of Amendment No. 1 and (ii) including an Exhibit Index and Exhibits 31 and 32, each of which were inadvertently omitted from Amendment No. 1. This filing is otherwise identical to Amendment No. 1.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----


PART I.   FINANCIAL INFORMATION
-------   ---------------------


                                                                     Page Number

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2007
           (unaudited) and September 30, 2006                                3

          Condensed Consolidated Statements of Operations
           (unaudited) - Three and Six Months ended March 31, 2007
           and 2006                                                          4

          Condensed Consolidated Statements of Cash Flows
           (unaudited) - Six Months ended March 31, 2007 and 2006            5

          Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                  6 - 14

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         15 - 20

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        22

  Item 4. Controls and Procedures                                           22


PART II.  OTHER INFORMATION
--------  -----------------

  Item 4. Submission of Matters to Vote of Security Holdings                23

  Item 6. Exhibits                                                          23


SIGNATURES                                                                  24
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
        CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                            March 31,          September 30,
                                                    ------------------------  --------------
                                                               2007                2006
                                                    ------------------------  --------------
                                                    (Unaudited and Restated)
                                                           (See Note O)
ASSETS
------
 Current Assets:
  Cash and cash equivalents                         $                 1,724   $       2,270
  Cash held in escrow                                                   280             280
  Accounts receivable, less allowance for doubtful
   accounts of $146 and $159, respectively                            1,299           2,065
  Inventory, net                                                      4,855           5,040
  Prepaid expenses and other current assets                             209             218

        Total current assets                                          8,367           9,873

  Property and equipment, net                                           950           1,249
  Capitalized software costs, net                                       325             561
                                                    ------------------------  --------------

 Total assets                                       $                 9,642   $      11,683
                                                    ========================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 Current liabilities:
  Borrowing under debt facility                     $                   463   $           -
  Current portion of long-term debt                                      62              60
  Accounts payable                                                    1,628           1,497
  Accrued expenses and other current liabilities                      1,148           1,249
                                                    ------------------------  --------------
        Total current liabilities                                     3,301           2,806

  Long-term debt                                                          8              40
                                                    ------------------------  --------------
        Total liabilities                                             3,309           2,846
                                                    ------------------------  --------------

 Shareholders' equity:
  Common stock, par value $0.01; authorized
   20,000,000 shares; issued 6,497,185 shares                            65              65
  Additional paid-in capital                                         13,724          13,609
  Accumulated (deficit)                                              (6,012)         (3,433)
  Accumulated other comprehensive income                                 55              95
                                                    ------------------------  --------------
                                                                      7,832          10,336
  Less: Treasury stock, at cost, 278,984 shares                      (1,499)         (1,499)
                                                    ------------------------  --------------
        Total shareholders' equity                                    6,333           8,837
                                                    ------------------------  --------------

 Total liabilities and shareholders' equity         $                 9,642   $      11,683
                                                    ========================  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------
                                   (Unaudited)
                                   -----------
                                                      Three Months ended                   Six Months ended
                                                ------------------------------       ----------------------------
                                                           March 31,                           March 31,
                                                 (Restated See Note O)
                                                    2007              2006               2007            2006
                                                ------------      ------------       ------------    ------------

Net sales
   Non-affiliates                               $     2,802       $     3,187        $     6,766     $     5,800
   Affiliates                                             -               840                  -           2,132
                                                ------------      ------------       ------------    ------------
                                                      2,802             4,027              6,766           7,932

   Cost of sales                                      2,175             3,399              5,427           6,619
                                                ------------      ------------       ------------    ------------

   Gross profit                                         627               628              1,339           1,313

   Operating expenses                                 1,939             1,875              3,889           3,580
                                                ------------      ------------       ------------    ------------

   (Loss) from operations                            (1,312)           (1,247)            (2,550)         (2,267)
                                                ------------      ------------       ------------    ------------

   Other (expense) income:
     Equity in income of unconsolidated
      affiliates                                          -               694                  -             917
     Interest (expense) income, net                     (16)                6                (25)             15
                                                ------------      ------------       ------------    ------------
   Total other (expense) income, net                    (16)              700                (25)            932
                                                ------------      ------------       ------------    ------------

   (Loss) before provision for income taxes          (1,328)             (547)            (2,575)         (1,335)

   Provision for income taxes                             2                (4)                 4              (2)
                                                ------------      ------------       ------------    ------------

   Net (loss)                                   $    (1,330)      $      (543)       $    (2,579)    $    (1,333)
                                                ============      ============       ============    ============

   Net (loss) per share:
     Basic                                      $     (0.21)      $     (0.09)       $     (0.41)    $     (0.21)
                                                ============      ============       ============    ============
     Diluted                                    $     (0.21)      $     (0.09)       $     (0.41)    $     (0.21)
                                                ============      ============       ============    ============

   Common shares used in computing net (loss)
    per share amounts:
     Basic                                        6,218,201         6,218,201          6,218,201       6,218,201
                                                ============      ============       ============    ============
     Diluted                                      6,218,201         6,218,201          6,218,201       6,218,201
                                                ============      ============       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)
                          -----------------------------
                                   (Unaudited)
                                   -----------

                                                                     Six Months ended March 31,
                                                                     --------------------------
                                                                     (As Restated)
                                                                     -------------    ---------
                                                                     (See Note O)
                                                                     -------------    ---------
                                                                          2007          2006
                                                                     -------------    ---------
OPERATING ACTIVITIES:
 Net (loss)                                                          $     (2,579)    $ (1,333)
 Adjustments to reconcile net (loss) to net cash
 used in operating activities:
  Equity in (loss) of unconsolidated affiliates                                 -         (917)
  Dividend distributions from unconsolidated affiliates                         -          574
  Depreciation and amortization                                               612          615
  Provision for losses on accounts receivable                                  13           25
  (Recovery) provision for inventory obsolescence                              (5)          78
  Fair value of stock options                                                 115           31
  Changes in operating assets and liabilities:
        Decrease in accounts receivable                                       733           46
        Decrease in accounts receivable from affiliates                         -        1,157
        Decrease in inventory                                                 170          153
        (Increase) in prepaid expenses and other assets                       (22)        (165)
        Decrease in income taxes receivable                                     -           23
        Increase (decrease) in accounts payable                               131       (1,005)
        Decrease in accrued expenses and other current liabilities           (101)         (10)
                                                                     -------------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                        (933)        (728)
                                                                     -------------    ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                          (46)         (78)
                                                                     -------------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                         (46)         (78)
                                                                     -------------    ---------

FINANCING ACTIVITIES:
 Repayments of long term debt                                                 (30)         (22)
 Net borrowing from debt facility                                             463            -
 Proceeds from the exercise of stock options                                    -            -
                                                                     -------------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           433          (22)
                                                                     -------------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (546)        (828)
                                                                     -------------    ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,270        3,108
                                                                     -------------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      1,724     $  2,280
                                                                     =============    =========

CASH PAID DURING THE PERIOD FOR:
 Interest                                                            $         32     $      4
                                                                     =============    =========
 Income Taxes                                                        $          -     $      -
                                                                     =============    =========

NON-CASH INVESTING ACTIVITIES
 Machinery acquired through capital lease                            $          -     $     31
                                                                     =============    =========

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

A summary of the Company's stock option plans activity as of March 31, 2007 and changes during the six months then ended is as follows:

                                                       Weighted     Aggregate
                                            Weighted    average     intrinsic
                                             average   remaining      value
                                            exercise  contractual     (in
                                  Shares     price    term (years)  thousands)
                                 ---------  --------  -----------  -----------

Outstanding, October 1, 2006     1,290,550  $   3.12
   Granted                               -         -
   Exercised                             -         -
   Forfeited                       (27,373)     4.08
   Expired                         (25,650)     8.75
                                 ---------  --------
Outstanding, March 31, 2007      1,237,527  $   2.98          5.0  $         -
                                 =========  ========  ===========  ===========
Vested or expected to vest,
 March 31, 2007                  1,237,527  $   2.98          5.0  $         -
                                 =========  ========  ===========  ===========
Exercisable, March 31, 2007        490,860  $   4.17          3.4  $         -
                                 =========  ========  ===========  ===========

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

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007

                                                   (in thousands)
                                              March 31,    September 30,
                                                 2007          2006
                                              ----------   -------------

Raw Materials                                 $   3,413    $      4,104
Work-in-process                                     319             358
Finished Goods                                    1,123             578
                                              ----------   -------------
                                              $   4,855    $      5,040
                                              ==========   =============

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


Outstanding debt with respect to the LOC and capital leases as of March 31, 2007 and September 30, 2006 is as follows (in thousands):

                                   March 31, 2007   September 30, 2006
                                   ---------------  -------------------

Total debt                         $          536   $              106
Less amount representing interest               3                   (6)
                                   ---------------  -------------------
Net                                           533                  100
Less current portion                          525                  (60)
                                   ---------------  -------------------
Long-term debt                     $            8   $               40
                                   ===============  ===================


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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007

NOTE G - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of net (loss) income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive (loss) is as follows:

                                (in thousands)         (in thousands)
                             Three months ended      Six months ended
                                   March 31,              March 31,
                                2007       2006       2007        2006
                             ---------   -------   ---------   ---------
Net (loss)                   $ (1,330)   $ (543)   $ (2,579)   $ (1,333)
Other comprehensive income
 (loss)(a)                        (15)     (117)        (40)       (100)
                             ---------   -------   ---------   ---------
Comprehensive (loss)         $ (1,345)   $ (660)   $ (2,619)   $ (1,433)
                             =========   =======   =========   =========


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

                          (in thousands)        (in thousands)
                        Three months ended     Six months ended
                            March 31,              March 31,
                         2007        2006       2007       2006
                        ------      ------     ------     ------

Stock options            1,238       1,054      1,238      1,054
Stock warrants             200         200        200        200
Convertible Debt           109           -        109          -
                        ------      ------     ------     ------
Total                    1,547       1,254      1,547      1,254
                        ======      ======     ======     ======

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

Summarized financial information for the two former Australian affiliates, in which the Company had a 50% and 35% non controlling interest at March 31, 2006, is as follows:

All figures are in U.S. dollars (in thousands).

                               Three Months Ended    Six Months Ended
                                  December 31,         December 31,
                                      2005                  2005
                               ------------------    ----------------

Net sales                      $            3,511    $          7,462
Operating income                            (152)                  62
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

NOTE M - CONCENTRATIONS

The Company's largest customers for the three and six months ended March 31, 2007 and 2006 represent the following percentages of net sales and accounts receivable:

                          Three months ended         Six months ended
                               March 31,                 March 31,
                         2007           2006          2007      2006
                      ----------    -------------    ------    ------
Net sales:
  Customer A                 30%              21%       36%       27%
  Customer B                  *               14%        *        14%
  Customer C                  *               14%        *         *

                      March 31,     September 30,
                         2007           2006
                      ----------    -------------
Accounts Receivable:
  Customer A                 60%              80%

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

The restatement for the three and six months ended March 31, 2007 reflects the following:

                                               Three Months     Six Months
                                                   Ended           Ended
                                                 March 31,       March 31,
                                                    2007           2007

Net loss, as reported                          $    (1,200)     $   (2,449)
Net loss, as restated                               (1,330)         (2,579)
Loss per basic and diluted share, as reported         (.19)           (.39)
Loss per basic and diluted share, as restated         (.21)           (.41)

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

Three months ended March 31, 2007 compared with three months ended March 31,
----------------------------------------------------------------------------
2006
----

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

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007

     At March 31, 2007, future minimum payments under non-cancelable operating leases and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                  (in thousands)
      Fiscal Year     Operating Lease        Debt Repayments
      -----------     ---------------        ---------------
         2007                     144                    496
         2008                      30                     40
      Thereafter                    -                      -
                      ---------------        ---------------
         Total        $           174        $           536
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

Item 5. Other Information

Not applicable



Item 6.        Exhibits

Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

Exhibit 32     Section 1350 Certification.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Global Payment Technologies, Inc.


January 25, 2008                               By: /s/ William McMahon
                                                   -------------------
                                                   William McMahon, President,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.    Description
-----------    -----------

Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.