Form 10-Q
period 2007-12-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-02-20
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
                               -----------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                   11-2974651
------------------------------------             ---------------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification No.)

170 Wilbur Place, Bohemia, New York                           11716
-----------------------------------                     -----------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [  ]    No [ X ]
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]       Accelerated filer         [   ]
Non-accelerated filer   [   ]       Smaller Reporting Company [   ]
         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

         As of February 11, 2008, the registrant had a total of 6,493,201 shares of Common Stock outstanding.

                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----

PART  I.  FINANCIAL INFORMATION
--------  ---------------------

                                                                                                           Page Number
                                                                                                           -----------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -December 31, 2007 (unaudited)
                            and September 30, 2007                                                              3
                  Condensed Consolidated Statements of Operations (unaudited) - Three
                               Months ended December 31, 2007 and 2006                                          4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Three
                            Months ended December 31, 2007 and 2006                                             5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6-13


         Item 2.  Management's Discussion and Analysis of Financial Condition and                           14-16
                                Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    17

         Item 4. Controls and Procedures                                                                       17


PART II. OTHER INFORMATION
-------- -----------------

         Item 5. Other Information                                                                             18

         Item 6.  Exhibits                                                                                  20-23


SIGNATURES                                                                                                     19
----------

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------
Item 1. Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------

                                                                                             December 31,  September 30,
                                                                                            -------------- -------------
                                                                                                2007           2007
                                                                                            -------------- -------------
                                                                                             (Unaudited)
ASSETS
------
 Current Assets:
  Cash and cash equivalents                                                                $          728 $         879
  Accounts receivable, less allowance for doubtful                                                    675         1,030
    accounts of $ 64 and $ 86, respectively
  Inventory, net                                                                                    3,305         3,768
  Prepaid expenses and other current assets                                                           146           178
                                                                                            -------------- -------------
                       Total current assets                                                         4,854         5,855

  Property and equipment, net                                                                         714           822
  Capitalized software costs, net                                                                      78            89
  Other assets                                                                                          -            36
                                                                                            -------------- -------------
 Total assets                                                                              $        5,646 $       6,802
                                                                                            ============== =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 Current liabilities:
  Borrowing under debt facility                                                            $            - $         353
  Current portion of long-term debt                                                                    24            40
  Accounts payable                                                                                  1,719         2,003
  Accrued expenses and other current liabilities                                                    1,319           936
                                                                                            -------------- -------------
                       Total current liabilities                                                    3,062         3,332
                                                                                            -------------- -------------

 Contingencies (Note M)
 Shareholders' equity:
  Common stock, par value $0.01; authorized 20,000,000 shares;
    issued 6,772,185 shares                                                                            68            68
  Additional paid-in capital                                                                       13,931        13,912
  Accumulated deficit                                                                              (9,968)       (9,024)
  Accumulated other comprehensive income                                                               52            13
                                                                                            -------------- -------------
                                                                                                    4,083         4,969
  Less treasury stock, at cost, 278,984 shares                                                     (1,499)       (1,499)
                                                                                            -------------- -------------
                       Total shareholders' equity                                                   2,584         3,470
                                                                                            -------------- -------------

 Total liabilities and shareholders' equity                                                $        5,646 $       6,802
                                                                                            ============== =============

------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                                    Three Months ended
                                                                                                   ---------------------
                                                                                                       December 31,
                                                                                                     2007       2006
                                                                                                   ---------- ----------


Net sales                                                                                         $    2,511 $    3,964

 Cost of sales                                                                                         1,994      3,252
                                                                                                   ---------- ----------

 Gross profit                                                                                            517        712

 Operating expenses                                                                                    1,453      1,950
                                                                                                   ---------- ----------

 Loss from operations                                                                                   (936)    (1,238)
                                                                                                   ---------- ----------

 Other expense:
  Interest expense, net                                                                                   (2)        (9)
                                                                                                   ---------- ----------
 Total other expense, net                                                                                 (2)        (9)
                                                                                                   ---------- ----------

 Loss before provision for income taxes                                                                 (938)    (1,247)

 Provision for income taxes                                                                                6          2
                                                                                                   ---------- ----------

 Net loss                                                                                         $     (944)$   (1,249)
                                                                                                   ========== ==========

 Net loss per share:
  Basic                                                                                           $    (0.15)$    (0.20)
                                                                                                   ========== ==========
  Diluted                                                                                         $    (0.15)$    (0.20)
                                                                                                   ========== ==========

 Common shares used in computing net loss
 per share amounts:
  Basic                                                                                            6,493,201  6,218,201
                                                                                                   ========== ==========
  Diluted                                                                                          6,493,201  6,218,201
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

                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                          (Dollar amounts in thousands)
                          -----------------------------
                                   (Unaudited)
                                   -----------

                                                                                                    Three Months ended
                                                                                                        December 31,
                                                                                                    --------------------
                                                                                                       2007      2006
                                                                                                    ---------- ---------
OPERATING ACTIVITIES:
 Net loss                                                                                                (944)   (1,249)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                                           119       302
  Debt cost amortization                                                                                   63         -
  Provision for losses on accounts receivable                                                               4        13
  Provision for inventory obsolescence                                                                     40        39
  Share based compensation expense                                                                         19        58
  Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                       371    (1,060)
         Decrease in inventory                                                                            442       409
         Decrease (increase) in prepaid expenses and other assets                                           4       (37)
         Increase in income taxes payable                                                                   -         2
         Decrease in accounts payable                                                                    (282)     (146)
         Increase (decrease) in accrued expenses and other current liabilities                            383      (176)
                                                                                                    ---------- ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                       219    (1,845)
                                                                                                    ---------- ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                                                       (1)      (13)
                                                                                                    ---------- ---------
NET CASH USED IN INVESTING ACTIVITIES                                                                      (1)      (13)
                                                                                                    ---------- ---------

FINANCING ACTIVITIES:
 Repayments of capital lease                                                                              (16)      (15)
 Net (paid) borrowed from debt facility                                                                  (353)      851
                                                                                                    ---------- ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                      (369)      836
                                                                                                    ---------- ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (151)   (1,022)
                                                                                                    ---------- ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          879     2,270
                                                                                                    ---------- ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $     728  $  1,248
                                                                                                    ========== =========

CASH PAID DURING THE PERIOD FOR:
 Interest                                                                                           $       2  $     13
                                                                                                    ========== =========
 Income Taxes                                                                                       $       -  $      -
                                                                                                    ========== =========

                The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2007 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. Accordingly, the Company will be required to identify additional revenue resources, raise additional capital and/or significantly reduce its expenses in order to pay its obligations as they become due. As discussed in Note N-Subsequent Events, the Company entered into a debt financing agreement and is undertaking a corporate restructuring to attempt to improve operating results and develop new products. There can be no assurance, however, that such plans, including the shareholder approval of the Preferred Stock, will be successful. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

In the three months ended December 31, 2007 and 2006, the Company recorded share-based compensation for options attributable to employees, officers and directors of $19,000 and $58,000, respectively, which are included in the Company's net loss for the periods.

A summary of the Company's stock option plan activity as of December 31, 2007 and changes during the three months then ended is as follows:

                                                                                              Weighted
                                                                                Weighted       Average      Aggregate
                                                                                 Average      Remaining     Intrinsic
                                                                                Exercise     Contractual      Value
                                                                  Shares          Price     Term (years)  (in thousands)
                                                             ---------------- ------------- ------------- --------------

Outstanding, October 1, 2007                                         711,360  $        3.18
 Granted                                                                   -              -
 Exercised                                                                 -              -
 Forfeited                                                           (13,325)          4.27
 Expired                                                                   -              -
                                                             ---------------- -------------
Outstanding, December 31, 2007                                       698,035  $        3.16           3.6    $         -
                                                             ================ ============= ============= ==============
Vested or expected to vest, December 31, 2007                        698,035  $        3.16           3.6    $         -
                                                             ================ ============= ============= ==============
Exercisable, December 31, 2007                                       477,718  $        3.75           2.8    $         -
                                                             ================ ============= ============= ==============

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of December 31, 2007, there was $91,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.40 years.


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $504,000 and $498,000, as of December 31, 2007 and September 30, 2007, respectively, consists of currency used to test the Company's products. Translation gains or losses on foreign currency amounts used for test purposes are included in loss from operations.

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                               (in thousands)
                                          December        September
                                          31, 2007        30, 2007
                                       --------------- ---------------

Raw Materials                          $         2,334 $         2,457
Work-in-process                                    364             544
Finished Goods                                     607             767
                                       --------------- ---------------
                                       $         3,305 $         3,768
                                       =============== ===============

The Company recorded a provision for inventory obsolescence of $40,000 and $39,000 for the three months ended December 31, 2007 and 2006, respectively.

NOTE E - DEBT
-------------


The Company's credit facility with Laurus Master Fund Ltd. was paid in full on the maturity date of November 15, 2007. The facility was terminated.

On January 15, 2008 the Company entered into a Securities Purchase Agreement. See Note N- Subsequent Events.

Outstanding debt as of December 31, 2007 and September 30, 2007 was as follows (in thousands):

                                  December 31, 2007 September 30, 2007
                                  ----------------- ------------------

Total debt                        $              24 $             394
Less amount representing interest                 -                (1)
                                  ----------------- ------------------
Net                                              24               393
Less current portion                             24               393
                                  ----------------- ------------------
Long-term debt                    $               - $               -
                                  ================= ==================


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

NOTE G - COMPREHENSIVE  LOSS
----------------------  ----

Comprehensive loss is the total of net loss and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive loss is as follows:
                                         (in thousands)
                                 Three months ended December 31,
                                  2007                  2006
                           ------------------- -----------------------
Net loss                   $             (944) $               (1,249)
Other comprehensive
 income (loss) (a)                         39                     (25)
                           ------------------- -----------------------
Comprehensive loss         $             (905) $               (1,274)
                           =================== =======================

(a) Translation adjustments in 2007 and 2006 relate to the Company's subsidiary located in the United Kingdom.

NOTE H - NET LOSS PER COMMON SHARE
----------------------------------

Net loss per common share amounts (basic and diluted EPS) are computed by dividing net loss by the weighted average number of outstanding common shares. For the three months ended December 31, 2007 and 2006, potentially dilutive shares were not included in diluted EPS because including them would be anti-dilutive. Potentially dilutive shares are as follows:

                                        (in thousands)
                                Three months ended December 31,
                                  2007                   2006
                         ---------------------- ----------------------

Stock options                               698                  1,283
Stock warrants                              275                    200
Convertible debt                              -                    200
                         ---------------------- ----------------------
Total                                       973                  1,683
                         ====================== ======================


NOTE I  - RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

  In June 2006, the Financial Accounting Standards Board (the"FASB") issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2007, the Company has not recorded any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest in interest expense and penalties in operating expenses.

  Effective October 1, 2007, the Company adopted the provisions of FIN 48. The Company's tax years ranging from 2003 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. As a result of the transactions subsequent to December 31, 2007, the Company will evaluate the effect on its deferred tax asset for accounting purposes in accordance with Section 382 limitations.

  In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is partially effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

  In February 2007, the FASB issued Financial Accounting Standard ("FAS") No. 159, "The Fair Value for Financial Assets and Financial Liabilities". FAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS No. 159 is effective for the Company in its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of FAS No. 159 on its consolidated financial position and results of operations.

  In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of FAS No. 160 on its consolidated financial position and results of operations.

  In December 2007, the FASB issued FAS No. 141 R "Business Combinations". FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company in its fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that FAS No. 141R will have on its consolidated financial position and results of operations, the Company will be required to expense costs related to any acquisitions after September 30, 2009.


NOTE J - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2007 through December 31, 2007:

                                                      (in thousands)
                                                          Amount
                                                     -----------------
Beginning Balance as of October 1, 2007              $            108
Deduct: Payments                                                   (4)
Add: Provision                                                      7
                                                     -----------------
Ending Balance as of December 31, 2007               $            111
                                                     =================

NOTE K - SHAREHOLDERS' EQUITY
-----------------------------

The Company charged $19,000 and $58,000 to operations during the three months ended December 31, 2007 and 2006, respectively, representing the fair value of stock options granted to officers during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.

The following are the changes in shareholders' equity during the three months ended December 31, 2007 (in thousands):

Balance, October 1, 2007                             $3,470
Share-based compensation                                 19
Other comprehensive income                               39
Net loss                                               (944)
                                                      -----
Balance, December 31, 2007                           $2,584
                                                     ======


NOTE L - CONCENTRATIONS
-----------------------

The Company's largest customer for the three months ended December 31, 2007 and 2006 represented 27% and 40% of net sales and at December 31, 2007 and 2006 represented 24% and 71% respectively of accounts receivable.

There were no other customers that represented 10% or more of net sales respectively, in any of the periods presented.

NOTE M - CONTINGENCIES
----------------------

Litigation

The Company is a defendant in a matter which arose in the ordinary course of business. In the opinion of management, the ultimate resolution of this matter would not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company believes that an adequate provision therefor has been made in the consolidated financial statements.


NOTE N - SUBSEQUENT EVENTS
--------------------------

On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Exfair Pty Ltd, an Australian company ("Exfair") and Global Payment Technologies Australia Pty Ltd. ("GPTA"); Companies controlled by Mr. Andre Soussa. GPTA is the Company's largest customer. The transactions contemplated thereunder were consummated at two closings (as discussed below).

First Closing

At the first closing on January 15, 2008 (the "First Closing"), the Company issued to GPTA a one-year secured term note in the principal amount of $440,000 (the "Secured Note") that bears interest at a rate equal to the prime rate plus 3.0% (provided, that the interest rate shall not be less than 9.0%) and is secured by all the assets of the Company pursuant to a Security Agreement (the "Security Agreement"). Additionally, the Company entered into a Voting Agreement with Exfair and certain director-stockholders of the Company, wherein such stockholders agreed to vote in favor of (i) the election of certain persons to the Board of Directors of the Company and (ii) an amendment to Company's Certificate of Incorporation establishing a class of Preferred Stock (as discussed below). Additionally, the Company entered into a Technology License Agreement with GPTA, pursuant to which the Company has agreed to grant a license to GPTA to utilize certain databases and proprietary operating systems if the Company is unable or unwilling to continue to provide support for such databases and operating systems of the Company, and the parties thereto further agreed that if the Company commences bankruptcy proceedings, then the Company would permit GPTA to duplicate any of the Company's intellectual property as of the commencement of such bankruptcy proceedings. GPTA and the Company also agreed to make certain technical amendments to the Distribution Agreement dated September 1, 2006.

Second Closing

At the second closing, on February 5, 2008 (the "Second Closing"), the Company issued (i) a Convertible Note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note may be converted into two million shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant (the "Warrant") to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009.

Effective as of the consummation of the Second Closing, all current Company directors except Richard Gerzof resigned and new directors were appointed. In addition, the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he is employed as the Company's Chief Executive Officer for a two-year term at an annual base salary of $300,000. Mr. Soussa was also awarded options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.20 per share in accordance with the Company's stock option plan. Further Mr. William McMahon resigned as a director of the Company and as its Chief Executive Officer. Mr. McMahon will remain at the Company as its President and Chief Financial Officer and entered into a new Employment Agreement with the Company for a two-year term with an annual base salary of $200,000. Mr. McMahon was awarded options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.20 per share in accordance with the Company's stock option plan.

The Company has agreed to seek the approval of the stockholders of the Company to amend the Certificate of Incorporation to authorize a class of Preferred Stock. Upon the approval of such amendment and the filing thereof with the Secretary of State of the State of Delaware, the Convertible Note will automatically be converted into 2,000,000 shares of Convertible Preferred Stock, par value$0.01 per share, with such rights and preferences, including, but not limited to:

(a) Voting Rights. During the first 18 months after the designation of the Preferred Stock, each holder of shares of the Preferred Stock shall be entitled to five (5) times the number of votes equal to the number of shares of Common Stock into which such Holder's shares of Preferred Stock could be converted and after such first 18 month period, each holder of shares of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such Holder's shares of Preferred Stock could be converted. During the first 18 months after the designation of the Preferred Stock, so long as any shares of Preferred Stock are outstanding, the holders of Preferred Stock shall be entitled to designate three (3) members of the Board of Directors. During the first 18 months after the Preferred Stock has been designated, if the number of members of the Board of Directors is increased to more than five (5), the number of directors designated by the holders of Preferred Stock shall increase such that the Preferred Stock shall designate a majority of the number of authorized Board of Director members.

(b) Dividends. The Preferred Stock will, with respect to payment of dividends and rights upon liquidation, dissolution or winding-up of the affairs of the Company, rank senior and prior to the Common Stock of the Company, and any additional series of preferred stock which may in the future be issued by the Company and are designated in the amendment to the Certificate of Incorporation or the certificate of designation establishing such additional preferred stock as ranking junior to the Preferred Stock. The holders of the Preferred Stock will be entitled to receive dividends if, when and as declared by the Board of Directors from time to time, and in amounts determined by the Board of Directors; provided, however, no dividends shall be paid on any share of Common Stock unless a dividend is paid with respect to all outstanding shares of Preferred Stock in an amount for each such share of Preferred Stock equal to or greater than the aggregate amount of such dividends for all shares of Common Stock into which each such share of Preferred Stock could then be converted.

(c) Liquidation Value. The liquidation value per share of Series A Preferred Stock, in case of the voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Company, will be an amount equal to $0.20, subject to adjustment in the event of a stock split, stock dividend or similar event applicable to the Preferred Stock.

(d) Additional Issuances of Securities. Except for certain issuances by the Company if at any time while the Preferred Stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice its securities, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then applicable conversion price, then the conversion price shall be reduced to such lower price.

(e) Modification of Preferred Stock. So long as any shares of Preferred Stock remain outstanding, the Company, shall not, without the vote or written consent by the holders of more than fifty percent (50.0%) of the outstanding Preferred Stock, voting together as a single class, and unless approved by the Board of
Directors: (i) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking or other analogous fund for such purpose) any share or shares of its Capital Stock, except for conversion into or exchange for stock junior to the Preferred Stock; (ii) alter, modify or amend the terms of the Preferred Stock in any way; or (iii) create or issue any Capital Stock of the Company ranking pari passu with or senior to the Preferred Stock either as to the payment of dividends or rights in liquidation, dissolution or winding-up of the affairs of the Company; increase the authorized number of shares of the Preferred Stock; or re-issue any Preferred Stock which have been converted or otherwise acquired by the Company in accordance with the terms hereof.

The Board of Directors on January 22, 2008 awarded Richard Gerzof, Chairman of the Board of the Company, immediately exercisable options to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.20 per share, the fair market value as of the date of grant. The Board of Directors also awarded Elliott Goldberg, Matthew Dollinger and William Wood, directors, immediately exercisable options to purchase 103,500, 18,500 and 3,500 shares of Common Stock, respectively, at the exercise price of $0.20 per share, the fair market value as of the date of grant. The options expire on January 21, 2015.

The Board of Directors also amended the previously granted stock options to Messrs Gerzof, Goldberg, Dollinger and Woods to eliminate the requirement that options must be exercised, to the extent they were exercisable, within a three month period following the date of termination of employment or directorship, even if by disability or death.

The accounting for the transactions described above is expected to result in substantial charges to future operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Recent Developments

On February 5, 2008, the Company issued to Exfair Pty Ltd (i) a Convertible Note in the principal amount of $400,000, which note may be converted into two million shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company and (ii) a four-year Common Stock Purchase Warrant to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009.

On February 5, 2008 the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he has been employed as the Company's Chief Executive Officer. William McMahon resigned as a director of the Company and as its Chief Executive Officer, but will remain at the Company as its President and Chief Financial Officer and has also entered into an employment agreement with the Company.

The Board of Directors on January 22, 2008 awarded Richard Gerzof, Chairman of the Board of the Company, immediately exercisable options to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.20 per share, the fair market value as of the date of grant. The Board of Directors also awarded Elliott Goldberg, Matthew Dollinger and William Wood, directors, immediately exercisable options to purchase 103,500, 18,500 and 3,500 shares of Common Stock, respectively, at the exercise price of $0.20 per share, the fair market value as of the date of grant. The options expire on January 21, 2015.

The Board of Directors also amended the previously granted stock options to Messrs Gerzof, Goldberg, Dollinger and Woods to eliminate the requirement that options must be exercised, to the extent they were exercisable, within a three month period following the date of termination of employment or directorship, even if by disability or death.


Three months ended December 31, 2007 compared with three months ended December
------------------------------------------------------------------------------
31, 2006
--------

Sales
Net sales decreased by 36.6%, or $1,453,000, to $2,511,000 in the three months ended December 31, 2007 as compared with $3,964,000 in the comparative prior-year period. This sales decrease was due to $1,228,000 decreased sales to the gaming market and $225,000 decreased sales to the beverage and vending market. Last year's sales included special incentives to customers in order to reduce inventory levels in the Company's Aurora product.

Gross Profit
Gross profit decreased to $517,000, or 20.6% of net sales, in the three months ended December 31, 2007 as compared with $712,000, or 18% of net sales, in the comparative prior-year period. The most significant factor affecting the Company's gross profit percentage is the unit sales levels achieved and their relationship to manufacturing costs.

Operating Expenses
Operating expenses decreased to $1,453,000, or 58.0% of sales, in the three months ended December 31, 2007 as compared with $1,950,000, or 49.2% of sales, in the comparative prior-year period. This decrease of $497,000 is primarily the result of lower payroll, travel, and consulting expenses. The Company also reduced its operating expenses by moving to a smaller facility, which is more appropriate to the size of the business in July 2007. The Company charged $19,000 to operations during the three months ended December 31, 2007 as compared to $58,000 in the prior year representing the fair value of stock options granted to employees, officers and directors.

Interest Expense
Interest expense decreased to $2,000 as compared to interest expense of $9,000 in the comparable prior-year period, which reflected the costs of borrowing under its facility with Laurus Master Fund Ltd., which was repaid and terminated on November 15, 2007.

Income Taxes
With respect to the provision for income taxes, the effective rate was 0.9% as compared with 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at December 31, 2007. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net (Loss)
Net loss for the quarter ended December 31, 2007 was ($944,000), or ($0.15) per share, as compared with ($1,249,000), or ($0.20) per share, in the comparative prior-year period.

Liquidity and Capital Resources
-------------------------------

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. Accordingly, the Company will be required to identify additional revenue resources, raise additional capital and/or significantly reduce its expenses in order to pay its obligations as they become due. As discussed in Note N to the condensed consolidated financial statements the Company entered into a debt financing agreement and is undertaking a corporate restructuring to attempt to improve operating results and develop new products. There can be no assurance, however, that such plans, including the shareholder approval of the Preferred Stock, will be successful. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, fund inventory purchase commitments, and service principal and interest payments on the Company's indebtedness. At December 31, 2007, the Company's cash and cash equivalents were $728,000 as compared with $879,000 at September 30, 2007. A significant portion of the Company's cash balance in the amount of $504,000 and $498,000, as of September 30, 2007 and 2006, respectively, consists of currency used to test the Company's products.

The borrowings under Company's credit facility with Laurus Master Fund Ltd. were paid in full on the maturity date of November 15, 2007.

On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Exfair Pty Ltd, an Australian company ("Exfair") and Global Payment Technologies Australia Pty Ltd. ("GPTA"); Companies controlled by Mr. Andre Soussa. GPTA is the Company's largest customer. The transactions contemplated thereunder were consummated at two closings (as discussed below).

First Closing

At the first closing on January 15, 2008 the Company issued to GPTA a one-year secured term note in the principal amount of $440,000 that bears interest at a rate equal to the prime rate plus 3.0% (provided, that the interest rate shall not be less than 9.0%) and is secured by all the assets of the Company pursuant to a Security Agreement. Additionally, the Company entered into a Voting Agreement with Exfair and certain director-stockholders of the Company, wherein such stockholders agreed to vote in favor of (i) the election of certain persons to the Board of Directors of the Company and (ii) an amendment to Company's Certificate of Incorporation establishing a class of Preferred Stock (as discussed below). Additionally, the Company entered into a Technology License Agreement with GPTA, pursuant to which the Company has agreed to grant a license to GPTA to utilize certain databases and proprietary operating systems if the Company is unable or unwilling to continue to provide support for such databases and operating systems of the Company, and the parties thereto further agreed that if the Company commences bankruptcy proceedings, then the Company would permit GPTA to duplicate any of the Company's intellectual property as of the commencement of such bankruptcy proceedings. GPTA and the Company also agreed to make certain technical amendments to the Distribution Agreement dated September 1, 2006.

Second Closing

At the second closing, on February 5, 2008, the Company issued (i) a Convertible Note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note may be converted into two million shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009.

Net cash provided by operating activities was $219,000 in the three months ended December 31, 2007. This amount was due to a net loss for the period, adjusted for non-cash items, of $699,000, decreased accounts receivable of $371,000, decreased prepaid expenses and other current assets of $4,000, increased accrued expenses and other liabilities of $383,000, decreased inventory of $442,000, and decreased accounts payable of $282,000.

Net cash used in financing activities amounted to $369,000 in the three months ended December 31, 2007 as compared with net cash provided by financing activities of $836,000 in the prior comparable period. Net cash used in financing activities consisted principally of net repayments of bank borrowings of $353,000 for the three months ended December 31, 2007 as compared with net borrowings of $851,000 in the three months ended December 31, 2006.

Future minimum payments under non-cancelable operating leases including the Company's new Bohemia facility, and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                                       (in thousands)
                     Fiscal Year      Operating Lease  Debt Repayments
                  ------------------ ----------------- ---------------
                         2008        $             266              24
                         2009                      242
                         2010                      249
                         2011                      255
                         2012                      263
                      Thereafter                   591
                                     ----------------- ---------------
                                     $           1,866 $            24
                                     ================= ===============

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of December 31, 2007, purchase order commitments approximated $3.1 million and will be used for production requirements during fiscal 2008 and beyond.

Critical Accounting Policies
----------------------------

There were no changes in critical accounting policies since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative and qualitative disclosures about market risk since the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

Item 4.    Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and the Company's Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

  Exhibit Number                        Description
  --------------                        -----------
         31.1          Rule 13a-14(a) Certification of Chief Executive Officer
         31.2          Rule 13a-14(a) Certification of Chief Financial Officer
         32.1          Section 1350 Certification of Chief Executive Officer
         32.2          Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: February 20, 2008



                                  GLOBAL PAYMENT TECHNOLOGIES, INC.



                                  /s/ Andre Soussa
                                  ------------------------------
                                           Andre Soussa
                                        Chief Executive Officer



                                  /s/ William McMahon
                                  -----------------------------
                                            William McMahon
                                         Chief Financial Officer