Form 10-K/A
period 2007-09-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-02-28
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period ______________________________


                         Commission File Number 0-25148

                        Global Payment Technologies, Inc.
             (Exact name of registrant as specified in its charter)


        Delaware                                        11-2974651
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


170 Wilbur Place, Bohemia, New York                       11716
------------------------------------                    ----------
  (Address of principal offices)                        (Zip Code)


        Registrant's telephone number, including area code: 631-563-2500
                                                            ------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer |_|           Accelerated Filer |_|

Non-accelerated Filer |_|             Smaller Reporting Company |_|


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

                                EXPLANATORY NOTE
                                ----------------

     Global Payment Technologies, Inc. (the "Company") is filing this Amendment No. 2 (this "Amendment No. 2") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, originally filed with the Securities and Exchange Commission on January 23, 2008 (the "Original Filing"), and amended on January 25, 2008 for the purpose of including Part III of Form 10-K.

                                    PART III

Item 10.        Directors, Executive Officers
--------        -----------------------------

a)      Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our directors and executive officers.

Name                    Age  Positions with the Company
----                    ---  --------------------------
Richard E. Gerzof       62   Director, Chairman of the Board (1)(2)(3)(4)
Elliot H. Goldberg      67   Director, Chairman of the Audit and Compensation
                             Committees (1)(2)(3)(8)
William H. Wood         65   Director, Chairman of the Nominating Committee
                             (3)(8)
Matthew Dollinger       63   Director (1)(2)(8)
William McMahon         55   Interim Chief Executive Officer, President,
                             Chief Financial Officer, Secretary and Director (8)
Andre Soussa            47   Director, Chairman of the Board and Chief Executive
                             Officer (5)(6)
David Crompton          42   Director (7)
Steven Hugh Crisp       51   Director (7)
Robert W. Nader         49   Director (7)


(1)     Member of the Audit Committee
(2)     Member of the Compensation Committee
(3)     Member of the Nominating Committee
(4)     Term of office- 2008 Annual Meeting
(5)     Term of office- 2010 Annual Meeting
(6) On February 5, 2008 appointed as Chairman of the Board, Chief Executive Officer, and a Director
(7)     Person to become Director
(8)     Resigned as a Director as of February 5, 2008

     Richard E. Gerzof was Chairman of the Board of Directors from March 2004 to February 2008, Vice Chairman of the Board of Directors from May 2003 to March 2004, and has been a director of the Company since its inception in 1988. Mr. Gerzof has been a partner of Sun Harbor Manor, a nursing home, since 1974. He has also been a licensed real estate broker since 1982 and was a partner or principal in Sonom Realty Co., a property management and construction firm, from 1974 through 1992. He has also been a partner in the Frank's Steaks Restaurant chain since 1993.

     Elliot H. Goldberg was a director of the Company from January 2006 to February 5, 2008. Mr. Goldberg has been the senior partner at the public accounting firm of Liebman, Goldberg & Drogin, LLP since May 1, 1997. From 1967 to May 1, 1997 he operated the public accounting firm of Elliot H. Goldberg CPA PC., which then merged into Liebman Goldberg & Drogin, LLP. Mr. Goldberg has been a member of the New York State Society of CPAs and the American Institute of Certified Public Accountants since 1967. Since 1971 Mr. Goldberg has been President of Lor-Deb Enterprises Ltd., an insurance consulting brokerage firm. Mr. Goldberg received a Bachelor of Arts Degree in Economics in 1963 and a Bachelor of Business Administration Degree in Accounting in 1965 from the City University of N.Y.

     William H. Wood was a director of the Company from August 2004 to February 2008 and Chairman of the Nominating Committee from January 2005 to February 2008. He was President of the Company from January 1993 to March 1998 and served as Chief Executive Officer of the Company from April 1993 to May 1996. He was a director of the Company from May 1993 to March 1999. From April 1999 to July 2004 he was self employed in various consulting and sales assignments in the beverage and vending industries, and was engaged in community activities and private investments. From January 1990 until January 1993 he held various executive positions at Maytag Corp./Dixie Narco Division, including Director of Product Development (January 1990 to June 1990), Vice President, Engineering and Technical Resources (July 1990 to April 1992), and Vice President, Gaming and OEM Business (May 1992 to January 1993). From July 1990 to January 1993 he was also a corporate officer of Maytag Corp., with responsibilities in its Dixie Narco Division.

     Matthew Dollinger was a director of the Company from April 25, 2006 to February 2008. Mr. Dollinger has been a senior member of the law firm of Dollinger, Gonski & Grossman since its formation in 1977. The firm is primarily engaged in commercial and real property litigation in the Federal and State Courts located in the States of New York, New Jersey and Florida. Mr. Dollinger is licensed to practice law in New York and Florida as well as before various United States District Courts and the United States Supreme Court. Mr. Dollinger is a member of the New York State Bar Association, Florida Bar Association, Nassau County Bar Association, Brooklyn Bar Association, Suffolk County Bar Association and the American Bar Association. Mr. Dollinger participates as a member of the Commercial Litigation and Real Property Committees in various state bar associations. Mr. Dollinger has lectured to bar associations and non-bar association groups in the fields of commercial litigation, title insurance and ethical matters involving attorneys and clients. Mr. Dollinger received a Juris Doctor Degree in 1969 from the Brooklyn Law School and a Bachelor of Arts Degree in 1966 from the Long Island University.

     William L. McMahon on February 5, 2008 resigned as a director of the Company and as its Chief Executive Officer, but will remain at the Company as its President and Chief Financial Officer. Mr. McMahon was appointed interim President and Chief Executive Officer of the Company on June 1, 2007 and has been Secretary of the Company and Vice President and Chief Financial Officer of the Company since April 17, 2006. From October 2001 until April 16, 2006 Mr. McMahon was Senior Vice President of Buccino & Associates, Inc. a national turnaround consulting firm. From September 2000 to October 2001, Mr. McMahon served as Chief Financial Officer of Bobby Allison Wireless, a publicly traded retailing operation. Mr. McMahon was Chief Financial Officer of Serengeti Eyewear, Inc., from June 1998 to September 2000. From December 1992 to June 1998, Mr. McMahon was Director of Development for Uniroyal Technology Corporation, a manufacturer of specialty plastics and acrylics. From June 1984 to December 1992, Mr. McMahon was Vice President of Buccino & Associates, Inc. Mr. McMahon received a Bachelor of Science Degree in Commerce and Accounting from DePaul University in Chicago, Illinois in 1974.

     Andre Soussa, has been the Chief Executive Officer of Global Payment Technologies Australia ("GPTA") since 1997 and become Chairman of the Board and Chief Executive Officer of the Company on February 5, 2008. He also founded Ecash Pty Ltd, an Australian payment device company in 2000. Andre is an Australian national who has spent many years prior to GPTA in senior executive roles in multinational high technology organizations. He has spent many years in sales, marketing and product development in markets such as gaming, communications and electronic media. Mr. Soussa has an extensive entrepreneurial business outlook with specialties including executive management, corporate strategic planning, and product strategic planning. He holds a Bachelors Degree in Electronics Engineering.

     David  Crompton  has  been a  member  of the law  firm  Church  & Grace  in
Australia  since  1999  and has 19  years  experience  as a  lawyer  in  private practice. He is admitted to practice law in the Courts of the 3 Australian states. He is engaged primarily in commercial, corporate and compliance and finance law, both advising in transactions and undertaking litigation. His clients include public companies from the commercial, trading, manufacturing and importation and distribution sectors, financial services companies and fiduciaries, bankruptcy trustees and international companies. He has previously been a tutor in commercial law at the University of Technology, Sydney. He holds the degrees of Bachelor of Economics (accounting and finance), Bachelor of Laws and Master of Laws and a post-graduate Diploma of Applied Finance and Investment. He is a member of The Law Society of New South Wales and a Senior Associate of the Financial Services Institute of Australasia.

     Steven Hugh Crisp, an Australian national, has extensive management experience in senior leadership positions with large internationally recognized global information and communications technology organizations. For the past 5 years, he has been Senior Vice President and Chief Operating Officer of Getronics Asia Pacific Japan. He also sits on multiple company and joint venture boards across Asia Pacific and Japan. He has a Bachelor of Business from Curtin University and is a qualified CPA. He holds an Executive MBA (with distinction) from the Australian Graduate School of Management. His specialties include international business development and management, distressed business recoveries and the strategic planning for startup operations.

     Robert  W.  Nader,  since  April  2005 has been  President/Chief  Operating
Officer and Director for Caribbean CAGE, LLC, a route operator for gaming technology in the Caribbean. From October 2001 to January 2005, he was President of United Coin Machine Co., a $200,000,000 provider of route operations for the gaming market. From 1995 to 2001, he was Senior Vice President Sales/Business Development of the Company. He has a Master of Business Administration from the Peter F. Drucker Graduate Management Center and a Bachelor of Science in Engineering from the University of Nevada, Las Vegas.

b)      Audit Committee

Our Board of Directors had a separate audit committee. As of February 4, 2008 the audit committee was composed of Elliot Goldberg, Chairman and its financial expert, Richard Gerzof and Matthew Dollinger, each of whom are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors had determined that Mr. Goldberg meets the standards of an audit committee "financial expert" as defined by the Sarbanes Oxley Act of 2002. Since February 5, 2008 the Board of Directors has acted as the audit committee. The Company anticipates that when Messrs. Crompton, Crisp and Nader join the Board of Directors, the audit committee will be reconstituted.

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

d)      Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. To the Company's knowledge, based solely on a review of such reports furnished to the Company with respect to its most recent fiscal year, the Company believes that during or with respect to the fiscal year ended September 30, 2007 all reports under Section 16 (a) have been timely filed.

Item 11.        Executive Compensation
--------        ----------------------

Executive Compensation Discussion and Analysis

General Philosophy and Objectives

Our executive compensation policies are intended to attract, motivate and retain key executives of superior ability. Our main objectives are to reward individuals for their contributions to our performance and provide them with a stake in our long-term success.

Compensation Process

The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies. In addition, the Compensation Committee determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company. During fiscal 2007, the Compensation Committee was comprised of Messr. Gerzof, Goldberg and Dollinger, all of whom were non-employee directors.

     The objectives of the Company's executive compensation program are to:

          *    Support the achievement of desired Company performance; and
          * Provide compensation that will attract and retain superior talent and reward performance

The executive compensation program provides an overall level of compensation opportunity that is competitive within the manufacturing industry on Long Island, as well as with a broader group of companies of comparable size and complexity.

Elements of Compensation

The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options and various benefits, including medical and 401(k) plans generally available to employees of the Company. William McMahon's and Stephen Nevitt's base salary and stock option grants were defined by previous employment agreements. Both agreements have expired.

     Base Salary

Base salary levels for the Company's executive officers are competitively set relative to companies in the manufacturing industry on Long Island, as well as with a broader group of companies of comparable size and complexity. In determining salaries, the Compensation Committee also takes into account individual experience and performance and specific issues particular to the Company.

     Stock Option Program

The stock option program is the Company's long-term incentive plan for providing an incentive to key employees (including directors and officers who are key employees), consultants, and directors who are not employees of the Company.

The 2000 and 2006 Stock Option Plans authorize the Compensation Committee to award key executives stock options. Options granted under the plans may be granted containing terms determined by the Committee, including exercise period and price; provided, however, that the plans require that the exercise price may not be less than the fair market value of the Common Stock on the date of the grant and the exercise period may not exceed ten years, subject to certain other limitations.

     Bonus

Based upon recommendations of the Compensation Committee, the Company may provide to certain executive officers bonuses based on their performance and the performance of the Company. In view of the Company's results, no bonuses were awarded to named executive officers during the last three fiscal years.

     Benefits

The Company provides to executive officers medical and 401(k) plan benefits that generally are available to Company employees. The amount of perquisites provided to each named executive officer, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for fiscal 2007.

Certain Accounting and Tax considerations.

We are aware that base salary, cash bonuses, stock-based awards, and other elements of our compensation programs generate charges to earnings under generally accepted accounting principles (including as provided in SFAS 123R). We generally do not adjust compensation components based on accounting factors.

Report of Compensation Committee

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with management. Based on such review and discussion, the members of the Compensation Committee each as of February 4, 2008 recommended that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

        Compensation Committee:
        -----------------------
        Richard E. Gerzof
        Elliot H. Goldberg
        Matthew Dollinger

                             EXECUTIVE COMPENSATION

     Summary Compensation Table

          The following table sets forth certain information concerning the compensation of our Named Executive Officers:

---------------------------------------------------------------------------------------------------------------------------------
           Name and             Fiscal    Salary  Bonus  Stock     Option    Non-Equity     Change in       All Other     Total
          Principal              Year                    Awards    Awards  Incentive Plan  Pension Value  Compensation
           Position             Ended                                       Compensation        and
                              September                                                    Nonqualified
                                 30,                                                         Deferred
                                                                                           Compensation
                                                                                              Earnings
---------------------------------------------------------------------------------------------------------------------------------
Stephen H. Nevitt
President and
Chief Executive Officer (1)      2007    $213,258   -      -      $147,443        -              -                       $360,701
---------------------------------------------------------------------------------------------------------------------------------
William McMahon
Interim President and
Chief Executive Officer; Vice
 President, CFO (2)              2007    $200,000   -      -      $82,384         -              -                       $282,384
---------------------------------------------------------------------------------------------------------------------------------

     (1)  Effective  June 1,  2007  Mr.  Nevitt  resigned  as  President,  Chief
          Executive Officer and Director.
     (2)  Effective  June 1, 2007 Mr.  McMahon  replaced  Mr.  Nevitt as Interim
          President  and Chief  Executive  Officer.  Mr.  McMahon  had been Vice
          President,  Chief Financial Officer and Secretary of the Company since
          April 17, 2006.


                  Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning the number and value of unexercised options, nonvested stock (including restricted stock, restricted stock units or other similar instruments) and incentive plan awards for our named Executive Officers, outstanding as of the end of the fiscal year ended
September 30, 2007.

                                              Option Awards                                   Stock Awards
                                   -----------------------------------------------------------------------------------------------
                                                                                                                       Equity
                                                                                                                    Incentive Plan
                                                                                                        Equity      Awards: Market
                                       Equity                                                        Incentive Plan   or Payout
                                    Incentive Plan                                                   Awards: Number   Value of
         Number of    Number of     Awards: Number                                                    of Unearned     Unearned
         Securities   Securities    of Securities                       Number of    Market Value of Shares, Units  Shares, Units
         Underlying   Underlying     Underlying                          Shares or      Shares or      or Other       or Other
         Unexercised  Unexercised    Unexercised   Option              Units of Stock Units of Stock  Rights That    Rights That
           Options      Options       Unearned     Exercise  Option    That Have Not  That Have Not    Have Not       Have Not
            (#)           (#)          Options      Price   Expiration     Vested         Vested         Vested         Vested
  Name  Exercisable  Unexercisable       (#)         ($)       Date         (#)            ($)            (#)            ($)
----------------------------------------------------------------------------------------------------------------------------------

William
McMahon    83,333       166,667           -         1.90    4/16/2013                                      -              -
----------------------------------------------------------------------------------------------------------------------------------

There were no option exercises by named executive officers or vesting of stock held by them during the fiscal year ended September 30, 2007.

The tables called for by Item 402 (h) and Item 402 (i) are not applicable.

d)      Compensation of Directors

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended September 30, 2007:

----------------------------------------------------------------------------------------------------------------------------
               Name                Fees Earned or Paid   Stock Awards*   Option Awards  All Other Compensation       Total
                                         in Cash                            ($) (1)
----------------------------------------------------------------------------------------------------------------------------
Richard E. Gerzof                           -                  -             10,996               -                 $10,996
----------------------------------------------------------------------------------------------------------------------------
William H. Wood                           $4,000               -                760               -                  $4,760
----------------------------------------------------------------------------------------------------------------------------
Elliot H. Goldberg                        $5,650               -              1,732               -                  $7,382
----------------------------------------------------------------------------------------------------------------------------
Matthew Dollinger                           -                  -             9,144                -                  $9,144
----------------------------------------------------------------------------------------------------------------------------

     (1)  Represents the impact of SFAS No. 123R on previously awarded options.

     The Board of Directors on January 22, 2008 awarded Richard Gerzof, Chairman of the Board of the Company, immediately exercisable options to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.20 per share, the fair market value as of the date of grant. The Board of Directors also awarded Elliott Goldberg, Matthew Dollinger and William Wood, directors, immediately exercisable options to purchase 103,500, 18,500 and 3,500 shares of Common Stock, respectively, at the exercise price of $0.20 per share, the fair market value as of the date of grant. The Board of Directors also amended the previously granted stock options of Messrs Gerzof, Goldberg, Dollinger and Woods to eliminate the requirement that options must be exercised, to the extent they were exercisable, within a three month period following the date of termination of employment or directorship, even if by disability or death.

Compensation for non-employee directors is as follows:
------------------------------------------------------

------------------------------------------------------
Annual Board retainer                         $12,000
Annual Audit Committee Chairman fee             4,000
Annual Compensation Committee Chairman fee      1,000
Board meeting fee                               1,000
Committee meeting fee                             500
------------------------------------------------------

Each non-employee director may elect to receive stock options in lieu of cash compensation. Employee directors do not receive director fees.

        Employment Agreements

     On February 5, 2008, the Company entered into a two-year employment agreement with Andre Soussa for Mr. Soussa to serve as the Company's Chief Executive Officer. Mr. Soussa's base salary is $300,000 per annum. Mr. Soussa has agreed (if requested by the Company) to receive payment of his base salary in the following manner: (i) months one through six of the employment period - monthly salary payment at half the applicable rate; and (ii) months 18 through 24 of the employment term - monthly salary payment equal to double the applicable rate. Mr. Soussa was awarded options to purchase 500,000 shares of Company's Common Stock, par value $.01 per share, at an exercise price of $.20, pursuant to the terms of the Company's 2006 Stock Option Plan. Mr. Soussa is entitled to participate in all employee pension and welfare benefit plans and programs which are from time to time made available to similarly situated employees of the Company.

     If Mr. Soussa voluntarily terminates employment due to a sale of the Company, Mr. Soussa will be paid the base salary he is owed for the balance of his employment period (the "Separation Period"). Mr. Soussa will be eligible for continued welfare benefits (to be paid by the Company) during the Separation Period or until he obtains new employment, whichever occurs first. Additionally, Mr. Soussa may voluntarily terminate employment in the event that during the first 18 months of his employment with the Company persons designated by Exfair Pty Ltd cease to comprise a majority in number of the Company's board of directors as a result of action taken by any party other than Exfair Pty Ltd or Mr. Soussa and he will be paid 50% of his base salary owed for the balance of his employment period and be eligible for welfare benefits (to be paid by the Company). In the event that a merger, acquisition, sale, transfer or other disposition of the Company results in Mr. Soussa's loss of employment with the Company, the Company will have no obligation to Mr. Soussa if Mr. Soussa either
(i) is offered employment at the same base salary and on substantially similar terms with similar duties and responsibilities by a successor organization or
(ii) accepts employment by a successor organization at any salary. During the Separation Period, Mr. Soussa shall have the right to exercise options which by their terms are then still exercisable subject to the terms and overall administration of applicable plans and awards. For options held by Mr. Soussa which will not have become vested or exercisable on or before the end of the Separation Period, they will be, in accordance with their terms, canceled and terminated and all eligibility for payments pursuant thereto will cease at the end of the Separation Period.

     On February 5, 2008, the Company entered into a two-year employment agreement with William McMahon for Mr. McMahon to serve as the Company's President and Chief Financial Officer. Mr. McMahon's base salary is $200,000 per annum. Mr. McMahon was awarded options to purchase 250,000 shares of Company's Common Stock, par value $.01 per share, at an exercise price of $.20, pursuant to the Company's 2006 Stock Option Plan. Mr. McMahon is entitled to participate in all employee pension and welfare benefit plans and programs which are from time to time made available to similarly situated employees of the Company.

     If Mr. McMahon voluntarily terminates employment due to a sale of the Company, Mr. McMahon will be paid the base salary he is owed for the balance of his employment period (the "WM Separation Period"). Mr. McMahon will be eligible for continued welfare benefits (to be paid by the Company) during the WM Separation Period or until he obtains new employment, whichever occurs first. In the event that a merger, acquisition, sale, transfer or other disposition of the Company results in Mr. McMahon's loss of employment with the Company, the Company will have no obligation to Mr. McMahon if Mr. McMahon either (i) is offered employment at the same base salary and on substantially similar terms with similar duties and responsibilities by a successor organization or (ii) accepts employment by a successor organization at any salary. During the WM Separation Period, Mr. McMahon shall have the right to exercise options which by their terms are then still exercisable subject to the terms and overall administration of applicable plans and awards. For options held by Mr. McMahon which will not have become vested or exercisable on or before the end of the WM Separation Period, they will be, in accordance with their terms, canceled and terminated and all eligibility for payments pursuant thereto will cease at the end of the WM Separation Period.

     Disclosure of Compensation Committee Interlocks and Insider Participation
     -------------------------------------------------------------------------

     None of the members of our compensation committee of our Board of Directors is now or ever has been one of our officers or employees. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.        Security Ownership of Certain Beneficial Owners and Management
--------        --------------------------------------------------------------
                Related Stockholder Matters
                ---------------------------

     a)   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of February 5, 2008, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each person who was a director of the Company as of February 5, 2008, (iii) each current executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all directors and executive officers of the Company as of February 5, 2008 as a group:


                Name and Address (1)    Amount and Nature of       Percentage of
                --------------------    Beneficial Ownership (2)    Outstanding
                                        ------------------------    Shares Owned
                                                                    ------------

Andre Soussa                                 7,785,849 (3)              54.5%
  13-15 Lyon Park Road
  Macquarie Park, NWS, Australia

Exfair Pty Ltd                               7,784,849 (4)              54.5%
  13-15 Lyon Park Road
  Macquarie Park, NWS, Australia

Richard Gerzof                                 748,100 (5)              10.9%
  873 Remsens Lane
  Upper Brookville, NY  11771

Laurus Master Fund Ltd.                        585,700 (6)               8.7%
  335 Madison Avenue, 10th Floor
  New York, New York 10017

Doucet Capital LLC                             350,983 (7)               5.4%
  2204 Lakeshore Drive, Suite 218
  Birmingham, AL  35209

William McMahon                                 83,333 (8)               1.3%
  170 Wilbur Place
  Bohemia, NY  11716





All directors and executive officers as a    8,240,682 (9)              60.6%
group (3 persons)


(1) Under the rules of the SEC, addresses are only provided for beneficial owners if in excess of 5% of the Company's Stock.
(2) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole voting and investment power with respect to the shares listed. Any reference in the footnotes below to stock options held by the person in question relates to stock options which were exercisable/ issuable on or within 60 days of record date, February 5, 2008.
(3) Includes 5,784,849 shares of a common stock purchase warrant and 2,000,000 shares on conversion of a note which is also included under Exfair Pty Ltd, a company controlled by Mr. Andre Soussa.
(4) Consists of 5,784,849 shares of a common stock purchase warrant and 2,000,000 shares on conversion of a note which is also included under Mr. Andre Soussa, Exfair Pty Ltd is a company controlled by Mr. Soussa.
(5) Includes 372,500 shares issuable upon exercise of currently exercisable options.
(6)  Includes 275,000 shares of a common stock purchase warrant.
(7) The information as to beneficial ownership of Doucet Capital, LLC ("Doucet") is based solely on the Schedule 13D filed by Doucet on July 12, 2007, showing it had shared voting and dispositive power over 350,983 shares as of July 11, 2007.
(8) Consists of 83,333 shares issuable upon exercise of currently exercisable options.
(9) Includes 455,833 shares issuable upon exercise of currently exercisable options, 5,784,849 shares of a common stock purchase warrant and 2,000,000 shares on conversion of a note.

Item 13.        Certain Relationships and Related Transactions and Director
--------        -----------------------------------------------------------
                Independence
                ------------

The Company does not have any relationships or related transactions required to be disclosed.

The Board of Directors had determined that Matthew Dollinger, Richard E. Gerzof, Elliot H. Goldberg and William H. Wood met the current independence requirements under the independence standards applicable to the registrant under paragraph
(a) Item 407.

Item 14.        Principal Accountant Fees and Services
--------        --------------------------------------

a)      Independent Auditors

Eisner LLP has audited and reported upon the financial statements of the Company for the fiscal years ended September 30, 2007, 2006 and 2005. For the fiscal years ended September 30, 2007 and 2006, the Company paid (or will pay) the following fees for services rendered during the audit in respect of those years:

b)      Audit Fees

For the fiscal years ended September 30, 2007 and 2006 Eisner LLP billed the Company $140,000 and $128,000, respectively for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

c)      Tax Fees

For the fiscal years ended September 30, 2007 and 2006 the Company was billed $30,000 and $31,000, respectively, by Eisner LLP in connection with the preparation of tax returns and the provision of tax advice.

e)      All Other Fees

For the fiscal year ended September 30, 2006 Eisner LLP billed the Company $15,000 in connection with the audit of its employee benefit plans. No other fees were billed to the Company for all other fees in fiscal 2007.

f)      Audit Committee Pre-Approval Policies

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

     Date: February 26, 2008



                                        GLOBAL PAYMENT TECHNOLOGIES, INC.



                                        /s/ Andre Soussa
                                        ----------------------------------------
                                                        Andre Soussa
                                                  Chief Executive Officer



                                        /s/ William McMahon
                                        ----------------------------------------
                                                     William McMahon
                                                  Chief Financial Officer