Form 10-Q
period 2008-03-31
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-05-15
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
                               --------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                        Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                          11-2974651
------------------------------------                     -----------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)

170 Wilbur Place, Bohemia, New York                                  11716
-----------------------------------                            -----------------
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                    Accelerated filer   [   ]

Non-accelerated filer   [   ]                    Smaller Reporting Company [ X ]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).               Yes [   ]     No [ X ]

         As of May 9, 2008, the registrant had a total of 7,722,185 shares of Common Stock outstanding.

                                     Global Payment Technologies, Inc.
                                     ---------------------------------

                                                   Index
                                                   -----


PART  I.  FINANCIAL INFORMATION
--------  ---------------------

                                                                                               Page Number
                                                                                               -----------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -March 31, 2008 (unaudited)
                         and September 30, 2007                                                       3

                  Condensed Consolidated Statements of Operations (unaudited) - Three
                         and Six Months ended March 31, 2008 and 2007                                 4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Six
                         Months ended March 31, 2008 and 2007                                         5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                 6-11

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                    12-16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17


         Item 4.  Controls and Procedures                                                            17


PART II.  OTHER INFORMATION
--------  -----------------

         Item 6.  Exhibits                                                                        19-23


SIGNATURES                                                                                           18
----------



                                               GLOBAL PAYMENT TECHNOLOGIES, INC.
                                               ---------------------------------
                                                PART I. FINANCIAL INFORMATION
                                                ------- ---------------------
 Item 1.  Financial Statements
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                             -------------------------------------
                                 (Dollar amounts in thousands, except share and per share data)
                                 --------------------------------------------------------------

                                                                               March 31,             September 30,
                                                                           -------------------     ------------------
                                                                                  2008                   2007
                                                                           -------------------     ------------------
                                                                              (Unaudited)
ASSETS
------
     Current assets:
         Cash and cash equivalents                                      $                 859  $                 879
         Accounts receivable, less allowance for doubtful                               1,035                  1,030
           accounts of  $ 65 and $ 86, respectively
         Inventory, net                                                                 3,278                  3,768
         Prepaid expenses and other current assets                                         39                    178
                                                                           -------------------     ------------------

                        Total current assets                                            5,211                  5,855

         Property and equipment, net                                                      642                    822
         Capitalized software costs, net                                                   67                     89
         Other assets                                                                      81                     36
                                                                           -------------------     ------------------
     Total assets                                                       $               6,001  $               6,802
                                                                           ===================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
     Current liabilities:
         Borrowing under debt facility                                  $                   -   $                353
         Current portion of long-term debt                                                  8                     40
         Note payable, related party                                                      440                      -
         Accounts payable                                                               2,102                  2,003
         Accrued expenses and other current liabilities                                 1,240                    936
                                                                           -------------------     ------------------
                        Total current liabilities                                       3,790                  3,332

         Convertible note, related party, net                                              44                      -
                                                                           -------------------     ------------------
                        Total liabilitites                                              3,834                  3,332
                                                                           -------------------     ------------------

     Commitments and Contingencies (Note M)
     Shareholders' equity:
         Common stock, par value $0.01; authorized 20,000,000 shares;
           issued 7,772,185 shares and 6,772,185 shares respectively                       78                     68
         Additional paid-in capital                                                    14,570                 13,912
         Accumulated deficit                                                          (11,028)                (9,024)
         Accumulated other comprehensive income                                            46                     13
                                                                            ------------------     ------------------

                                                                                        3,666                  4,969
         Less treasury stock, at cost, 278,984 shares                                  (1,499)                (1,499)
                                                                           -------------------     ------------------
                        Total shareholders' equity                                      2,167                  3,470
                                                                           -------------------     ------------------

     Total liabilities and shareholders' equity                         $               6,001  $               6,802
                                                                           ===================     ==================


---------------------------------------------------------------------------------------------------------------------
   The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).




                                       GLOBAL PAYMENT TECHNOLOGIES, INC.
                                       ---------------------------------
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               -----------------------------------------------
                       (Dollar amounts in thousands, except share and per share data)
                       --------------------------------------------------------------
                                                 (Unaudited)
                                                 -----------


                                               Three Months ended             Six Months ended
                                           --------------------------    --------------------------
                                                   March 31,                     March 31,
                                              2008           2007           2008           2007
                                           -----------    -----------    -----------    -----------

Net sales                                  $     2,921    $     2,802    $     5,432    $     6,766

Cost of sales                                    2,337          2,175          4,331          5,427
                                           -----------    -----------    -----------    -----------

Gross profit                                       584            627          1,101          1,339

Operating expenses                               1,582          1,939          3,035          3,889
                                           -----------    -----------    -----------    -----------

Loss from operations                              (998)        (1,312)        (1,934)        (2,550)
                                           -----------    -----------    -----------    -----------

Other expense:
   Interest expense, net                           (60)           (16)           (62)           (25)
                                           -----------    -----------    -----------    -----------
Total other expense, net                           (60)           (16)           (62)           (25)
                                           -----------    -----------    -----------    -----------

Loss before provision for income taxes          (1,058)        (1,328)        (1,996)        (2,575)

Provision for income taxes                           2              2              8              4
                                           -----------    -----------    -----------    -----------

Net loss                                   $    (1,060)   $    (1,330)   $    (2,004)   $    (2,579)
                                           ===========    ===========    ===========    ===========

Net loss  per share:
   Basic                                   $     (0.15)   $     (0.21)   $     (0.29)   $     (0.41)
                                           ===========    ===========    ===========    ===========
   Diluted                                 $     (0.15)   $     (0.21)   $     (0.29)   $     (0.41)
                                           ===========    ===========    ===========    ===========

Common shares used in computing net loss
per share amounts:
   Basic                                     6,981,526      6,218,201      6,876,283      6,218,201
                                           ===========    ===========    ===========    ===========
   Diluted                                   6,981,526      6,218,201      6,876,283      6,218,201
                                           ===========    ===========    ===========    ===========


   The  accompanying  notes  are an  integral  part of  these condensed consolidated financial statements (unaudited).




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
                                                           -----------

                                                                                          Six Months ended March 31,
                                                                                        ------------------------------
                                                                                            2008             2007
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                           $      (2,004)   $      (2,579)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                                            201              612
         Amortization of loan discount                                                             44               --
         Debt cost amortization                                                                    63               --
         Provision for losses on accounts receivable                                               10               13
         Provision (Recovery) for inventory obsolescence                                           80               (5)
         Share based compensation expense                                                          77              115
         Changes in operating assets and liabilities:                                               ~               --
                Decrease in accounts receivable                                                     3              733
                Decrease in inventory                                                             427              170
                Decrease (increase) in prepaid expenses and other assets                           31              (22)
                Increase  in accounts payable                                                     102              131
                Increase (decrease) in accrued expenses and other current liabilities             302             (101)
                                                                                        -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                            (664)            (933)
                                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                           (1)             (46)
                                                                                        -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (1)             (46)
                                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of capital lease                                                                  (32)              --
     Proceeds from issuance of convertible note                                                   400               --
     Proceeds from issuance of secured note                                                       440               --
     Proceeds from issuance of stock                                                              190               --
     Net (paid) borrowed from debt facility                                                      (353)             433
                                                                                        -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         645              433
                                                                                        -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (20)            (546)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  879            2,270
                                                                                        -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $         859    $       1,724
                                                                                        =============    =============

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                           $          --    $          32
                                                                                        =============    =============
     Income Taxes                                                                       $          --    $          --
                                                                                        =============    =============


  The  accompanying  notes  are an  integral  part of  these condensed consolidated financial statements (unaudited).


                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2007 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

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

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------


In the six months ended March 31, 2008 and 2007, the Company recorded share-based compensation for options attributable to employees, officers and directors of $77,000 and $115,000, respectively, which are included in the Company's net loss for the periods.

A summary of the Company's stock option plan activity as of March 31, 2008 and changes during the six months then ended is as follows: [OBJECT OMITTED] [GRAPHIC OMITTED] Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of March 31, 2008, there was $153,000 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.76 years.


                                                                      Weighted
                                                      Weighted         Average         Aggregate
                                                      Average         Remaining        Intrinsic
                                                     Exercise        Contractual         Value
                                     Shares            Price         Term (years)    (in thousands)
                                 --------------    --------------   --------------   --------------

Outstanding, October 1, 2007            711,360    $         3.18
       Granted                        1,125,500              0.20
       Exercised                             --                --
       Forfeited                        (17,950)             3.99
       Expired                          (75,500)             3.83
                                 --------------    --------------
Outstanding, March 31, 2008           1,743,410    $         1.22              5.8   $           --
                                 ==============    ==============   ==============   ==============
Vested or expected to vest,
  March 31, 2008                        795,826    $         2.01              4.9   $           --
                                 ==============    ==============   ==============   ==============
Exercisable, March 31, 2008             795,826    $         2.01              4.9   $           --
                                 ==============    ==============   ==============   ==============


Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of March 31, 2008, there was $153,000 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.76 years.


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $521,000 and $498,000, as of March 31, 2008 and September 30, 2007, respectively, consists of currency used to test the Company's products. Translation gains or losses on foreign currency amounts used for test purposes are included in loss from operations.

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:


                                       (in thousands)
                                    March        September
                                   31, 2008      30, 2007
                                   ---------     ---------


Raw Materials                      $   2,561     $   2,457
Work-in-process                          187           544
Finished Goods                           530           767
                                   ---------     ---------
                                   $   3,278     $   3,768
                                   =========     =========


The Company recorded a provision for inventory obsolescence of $80,000 and $60,000 for the six months ended March 31, 2008 and September 30, 2007, respectively.

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

Second Closing

At the second closing, on February 5, 2008 (the "Second Closing"), the Company issued (i) a convertible note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note may be converted into 2,000,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant (the "Warrant") to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009.

The entire amount of the proceeds from the Convertible Note has been allocated to the fair value of the common stock purchase warrants, which is accounted for as a discount on the debt. The discount is accreting to the debt and being reported as interest expense over the life of the note. The unamortized portion of the discount at March 31, 2008 was $356,000.

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

NOTE G - COMPREHENSIVE  LOSS
----------------------------

Comprehensive loss is the total of net loss and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive loss is as follows:

                            Three months ended March 31       Six months ended March 31
                                2008            2007            2008            2007
                            ------------    ------------    ------------    ------------

Net loss                    $     (1,060)   $     (1,330)   $     (2,004)   $     (2,579)
Other comprehensive
 income (loss) (a)                    (5)            (15)             34             (40)
                            ------------    ------------    ------------    ------------
Comprehensive loss          $     (1,065)   $     (1,345)   $     (1,970)   $     (2,619)
                            ============    ============    ============    ============

   (a) Consists of translation adjustments which relate to the Company's subsidiary located in the United Kingdom.

NOTE H - NET LOSS PER COMMON SHARE
----------------------------------

Net loss per common share amounts (basic and diluted EPS) are computed by dividing net loss by the weighted average number of outstanding common shares. For the three and six months ended March 31, 2008 and March 31, 2007, potentially dilutive shares were not included in diluted EPS because including them would be anti-dilutive. Potentially dilutive shares are as follows:

                          (in thousands)                   (in thousands)
                   Three months ended March 31,     Six months ended March 31,
                       2008           2007             2008             2007
                   -------------   -------------   -------------   -------------

Stock options              1,743           1,238           1,743           1,238
Stock warrants             7,010             200           7,010             200
Convertible debt           2,000             109           2,000             109
                   -------------   -------------   -------------   -------------
Total                     10,753           1,547          10,753           1,547
                   =============   =============   =============   =============

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

  In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 157, "Fair Value Measurements." FAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is partially effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of FAS No. 157 will have on its consolidated financial position and results of operations.

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


NOTE J - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2007 through March 31, 2008:

                                               (in thousands)
                                                   Amount
                                               --------------
Beginning Balance as of October 1, 2007        $          108
Deduct: Payments                                          (17)
Add: Provision                                             15
                                               --------------
Ending Balance as of March 31, 2008            $          106
                                               --------------

NOTE K - SHAREHOLDERS' EQUITY
-----------------------------

During the quarter ended March 31, 2008, the Company received $190,000 through the sale of 950,000 shares of common stock through a private transaction. In addition, the investors received 950,000 stock purchase warrants which are exercisable at $.28 per share and expire in March 2012. The investors included two of the Company's Directors as well as an individual related to the CEO of the Company.

The Company charged $77,000 and $115,000 to operations during the six months ended March 31, 2008 and 2007, respectively, representing the fair value of stock options granted to officers during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.

The following are the changes in shareholders' equity during the six months ended March 31, 2008 (in thousands):

Balance, October 1, 2007                     $ 3,470
Share-based compensation                          77
Issuance of warrants                             400
Proceeds from issuance of stock                  190
Other comprehensive income                        34

Net loss                                      (2,004)
                                             -------
Balance, March 31, 2008                      $ 2,167
                                             =======


NOTE L - CONCENTRATIONS
-----------------------

The Company's largest customers for the three and six months ended March 31, 2008 and 2007 represent the following percentages of net sales and accounts receivable:



                  Three months ended March 31,     Six months ended March 31,
                     2008              2007          2008              2007
                  ------------    ------------    ------------    -------------
Net sales:
     Customer A             42%             30%             35%              36%
     Customer B             15%              *               *                *

                         March 31,       September 30,
                            2008              2007
                       --------------    --------------
Accounts Receivable:
     Customer A                    44%               71%
     Customer B                     *                 *

* Represents less than 10% for the period

NOTE M -COMMITMENTS AND CONTINGENCIES
-------------------------------------

Employment Contracts

On February 5, 2008 the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he is employed as the Company's Chief Executive Officer. William McMahon resigned as a director of the Company and as its Chief Executive Officer, but remains at the Company as its President and Chief Financial Officer and has also entered into an employment agreement with the Company. The agreements provide for an aggregate annual salary of $500,000 and expire in February 2010, in addition the executives were granted stock options to purchase an aggregate of 750,000 shares of common stock.

Litigation

The Company is a defendant in a matter which arose in the ordinary course of business. In the opinion of management, the ultimate resolution of this matter would not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company believes that an adequate provision therefore has been made in the consolidated financial statements.

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

On February 5, 2008 the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he is employed as the Company's Chief Executive Officer. William McMahon resigned as a director of the Company and as its Chief Executive Officer, but will remain at the Company as its President and Chief Financial Officer and has also entered into an employment agreement with the Company.

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

Three  months  ended March 31, 2008  compared  with three months ended March 31,
--------------------------------------------------------------------------------
2007
----

Sales
Net sales increased by 4.2%, or $119,000, to $2,921,000 in the three months ended March 31, 2008 as compared with $2,802,000 in the comparative prior-year period. This sales increase was due to increased sales in the gaming market.

Gross Profit
Gross profit decreased to $584,000, or 20% of net sales, in the three months ended March 31, 2008 as compared with $627,000, or 22.4% of net sales, in the comparative prior-year period. The most significant factor affecting the Company's gross profit percentage is the unit sales levels achieved and their relationship to manufacturing costs.

Operating Expenses
Operating expenses decreased to $1,582,000, or 54.2% of sales, in the three months ended March 31, 2008 as compared with $1,939,000, or 69.2% of sales, in the comparative prior-year period. This decrease of $357,000 is primarily the result of lower payroll, travel, and consulting expenses. The Company also reduced its operating expenses by moving to a smaller facility, which is more appropriate to the size of the business in July 2007. The Company charged $58,000 to operations during the three months ended March 31, 2008 and March 31, 2007 representing the fair value of stock options granted to employees, officers and directors.

Interest Expense
Interest expense increased to $60,000 as compared to interest expense of $16,000 in the comparable prior-year period. The increase was primarily associated with the issuance to GPTA of a one-year secured term note in the principal amount of $440,000 that bears interest at a rate equal to the prime rate plus 3.0% and the amortization of the warrants issued in connection with the convertible note of $400,000. The convertible note matures in June 2009.

Income Taxes
With respect to the provision for income taxes, the effective rate was 0.9% as compared with 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2008. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter ended March 31, 2008 was $1,060,000, or $0.15 per share, as compared with $1,330,000, or $0.21 per share, in the comparative prior-year period.

Six months ended March 31, 2008 compared with six months ended March 31, 2007
-----------------------------------------------------------------------------

Sales
Net sales decreased by 19.7%, or $1,334,000, to $5,432,000 in the six months ended March 31, 2008 as compared with $6,766,000 in the comparative prior-year period. This sales decrease was due to $843,000 decreased sales to the gaming market and $491,000 decreased sales to the beverage and vending market.

Gross Profit
Gross profit decreased to $1,101,000, or 20.3% of net sales, in the six months ended March 31, 2008 as compared with $1,339,000, or 19.8% of net sales, in the comparative prior-year period. The most significant factor affecting the Company's gross profit percentage is the unit sales levels achieved and their relationship to manufacturing costs.

Operating Expenses
Operating expenses decreased to $3,035,000, or 55.9% of sales, in the six months ended March 31, 2008 as compared with $3,889,000, or 57.5% of sales, in the comparative prior-year period. This decrease of $854,000 is primarily the result of lower payroll, travel, and consulting expenses. The Company also reduced its operating expenses by moving to a smaller facility, which is more appropriate to the size of the business in July 2007. The Company charged $77,000 to operations during the six months ended March 31, 2008 as compared to $58,000 in the prior year representing the fair value of stock options granted to employees, officers and directors.

Interest Expense
Interest expense increased to $62,000 as compared to interest expense of $25,000 in the comparable prior-year period. The increase was primarily associated with the issuance to GPTA of a one-year secured term note in the principal amount of $440,000 that bears interest at a rate equal to the prime rate plus 3.0% and the amortization of the warrants issued in connection with the convertible note of $400,000. The convertible note matures in June 2009. .

Income Taxes
With respect to the provision for income taxes, the effective rate was 0.9% as compared with 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at March 31, 2008. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the six months ended March 31, 2008 was $2,004,000, or $0.29 per share, as compared with $2,579,000, or $0.41 per share, in the comparative prior-year period.

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

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, fund inventory purchase commitments, and service principal and interest payments on the Company's indebtedness. At March 31, 2008, the Company's cash and cash equivalents were $859,000 as compared with $879,000 at September 30, 2007. A significant portion of the Company's cash balance in the amount of $521,000 and $498,000, as of March 31, 2008 and September 30, 2007, respectively, consisted of currency used to test the Company's products.

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

Effective as of the consummation of the Second Closing, all the Company directors except Richard Gerzof resigned and new directors were appointed. In addition, the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he is employed as the Company's Chief Executive Officer for a two-year term at an annual base salary of $300,000. Mr. Soussa was also awarded options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.20 per share in accordance with the Company's stock option plan. Further Mr. William McMahon resigned as a director of the Company and as its Chief Executive Officer. Mr. McMahon remains at the Company as its President and Chief Financial Officer and entered into a new Employment Agreement with the Company for a two-year term with an annual base salary of $200,000. Mr. McMahon was awarded options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.20 per share in accordance with the Company's stock option plan.

The Company has agreed to seek the approval of the stockholders of the Company to amend the Certificate of Incorporation to authorize a class of Preferred Stock. Upon the approval of such amendment and the filing thereof with the Secretary of State of the State of Delaware, the Convertible Note will automatically be converted into 2,000,000 shares of Convertible Preferred Stock, par value $0.01 per share, with such rights and preferences, including, but not limited to:

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

(e) Modification of Preferred Stock. So long as any shares of Preferred Stock remain outstanding, the Company, shall not, without the vote or written consent by the holders of more than fifty percent (50.0%) of the outstanding Preferred Stock, voting together as a single class, and unless approved by the Board of
Directors: (i) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking or other analogous fund for such purpose) any share or shares of its Capital Stock, except for conversion into or exchange for stock junior to the Preferred Stock; (ii) alter, modify or amend the terms of the Preferred Stock in any way; or (iii) create or issue any Capital Stock of the Company ranking pari passu with or senior to the Preferred Stock either as to the payment of dividends or rights in liquidation, dissolution or winding-up of the affairs of the Company; increase the authorized number of shares of the Preferred Stock; or re-issue any shares of Preferred Stock which have been converted or otherwise acquired by the Company.

Net cash used in operating activities was $664,000 in the six months ended March 31, 2008. This amount was due to a net loss for the period, adjusted for non-cash items, of $475,000, decreased accounts receivable of $3,000, decreased prepaid expenses and other current assets of $31,000, increased accrued expenses and other liabilities of $302,000, decreased inventory of $427,000, and increased accounts payable of $101,000.

Net cash provided by financing activities amounted to $645,000 in the six months ended March 31, 2008 as compared with net cash provided by financing activities of $433,000 in the prior comparable period. Net cash provided by financing activities consisted primarily of proceeds from issuance of convertible debt of $400,000, proceeds from issuance of secured note of $440,000 and proceeds from issuance of stock of $190,000offset by net repayments of bank borrowings of $353,000 for the six months ended March 31, 2008 as compared with net borrowings of $433,000 in the six months ended March 31, 2007.

Future minimum payments under non-cancelable operating leases including the Company's new Bohemia facility, and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                               (in thousands)
       Fiscal Year          Operating Lease    Debt Repayments
     ---------------        ---------------    ---------------
           2008             $           131    $             8
           2009                         242                840
           2010                         249
           2011                         255
           2012                         263
        Thereafter                      591
                            ---------------    ---------------
                            $         1,731    $           848
                            ===============    ===============


In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of March 31, 2008, purchase order commitments approximated $3.8 million and will be used for production requirements during fiscal 2008 and beyond.

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

Date:  May 15, 2008



                                 GLOBAL PAYMENT TECHNOLOGIES, INC.



                                  /s/ Andre Soussa
                                 -------------------------------
                                         Andre Soussa
                                      Chief Executive Officer



                                  /s/ William McMahon
                                 -------------------------------
                                         William McMahon
                                      Chief Financial Officer