Form 10-Q
period 2008-06-30
GLOBAL PAYMENT TECHNOLOGIES INC
filed 2008-08-14
CIK 933020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 0-25148
                    -------

                       Global Payment Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                      11-2974651
------------------------------------                 ---------------------------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                            Identification No.)

170 Wilbur Place, Bohemia, New York                            11716
------------------------------------                 ---------------------------
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

Large accelerated filer [   ]           Accelerated filer   [   ]
Non-accelerated filer   [   ]           Smaller Reporting Company [ X ]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                   Yes [ ]     No [X]

         As of August 12, 2008, the registrant had a total of 7,722,185 shares of Common Stock outstanding.


                        Global Payment Technologies, Inc.
                        ---------------------------------

                                      Index
                                      -----


PART  I.  FINANCIAL INFORMATION
--------  ---------------------                                                             Page Number
                                                                                            -----------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -June 30, 2008 (unaudited)
                            and September 30, 2007                                                3

                  Condensed Consolidated Statements of Operations (unaudited) - Three
                            and Nine Months ended June 30, 2008 and 2007                          4

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Nine
                            Months ended June 30, 2008 and 2007                                   5

                  Notes to Condensed Consolidated Financial Statements (unaudited)             6-12


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                             13-17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     18


         Item 4.  Controls and Procedures                                                        18


PART II.  OTHER INFORMATION
--------  -----------------

         Item 4.  Submission of Matters to a Vote of Security Holders                            19

         Item 6.  Exhibits                                                                    19-24


SIGNATURES                                                                                       20
----------



                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------

 Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------

                                                                                   June 30,             September 30,
                                                                              -------------------     ------------------
                                                                                     2008                   2007
                                                                              -------------------     ------------------
                                                                                 (Unaudited)
ASSETS
------
     Current assets:
         Cash and cash equivalents                                         $                 648 $                  879
         Accounts receivable, less allowance for doubtful
           accounts of  $ 76 and $ 86, respectively                                        1,103                  1,030
         Inventory, net                                                                    3,409                  3,768
         Prepaid expenses and other current assets                                           101                    178
                                                                              -------------------     ------------------
                        Total current assets                                               5,261                  5,855

         Property and equipment, net                                                         541                    822
         Capitalized software costs, net                                                      55                     89
         Other assets                                                                          -                     36
                                                                              -------------------     ------------------
     Total assets                                                          $               5,857 $                6,802
                                                                              ===================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
     Current liabilities:
         Borrowing under debt facility                                     $                   -  $                 353
         Current portion of long-term debt                                                     -                     40
         Note payable, related party                                                         440                      -
         Accounts payable                                                                  2,596                  2,003
         Accrued expenses and other current liabilities                                    1,088                    936
                                                                              -------------------     ------------------
                        Total current liabilities                                          4,124                  3,332
                                                                              -------------------     ------------------



     Commitments and Contingencies (Note M)
     Shareholders' equity:
         Preferred stock, par value $0.01; authorized 2,000,000 shares;                       20                      -
           issued 2,000,000 shares and - shares, respectively
         Common stock, par value $0.01; authorized 20,000,000 shares;
           issued 7,772,185 shares and 6,772,185 shares respectively                          78                     68
         Additional paid-in capital                                                       14,679                 13,912
         Accumulated deficit                                                             (11,588)                (9,024)
         Accumulated other comprehensive income                                               43                     13
                                                                              -------------------     ------------------
                                                                                           3,232                  4,969
         Less treasury stock, at cost, 278,984 shares                                     (1,499)                (1,499)
                                                                              -------------------     ------------------
                        Total shareholders' equity                                         1,733                  3,470
                                                                              -------------------     ------------------

     Total liabilities and shareholders' equity                            $               5,857 $                6,802
                                                                              ===================     ==================

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




                        GLOBAL PAYMENT TECHNOLOGIES, INC.
                        ---------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
         (Dollar amounts in thousands, except share and per share data)
         --------------------------------------------------------------
                                   (Unaudited)
                                   -----------


                                                    Three Months ended                Nine Months ended
                                            ---------------------------------   -----------------------------
                                                        June 30,                          June 30,
                                                2008                2007            2008            2007
                                            --------------   ----------------   -------------   -------------
   Net sales                               $        3,809   $          3,103   $       9,242   $       9,869

   Cost of sales                                    3,066              2,818           7,397           8,246
                                            --------------   ----------------   -------------   -------------

   Gross profit                                       743                285           1,845           1,623

   Operating expenses                               1,228              1,863           4,264           5,752
                                            --------------   ----------------   -------------   -------------

   Loss from operations                              (485)            (1,578)         (2,419)         (4,129)
                                            --------------   ----------------   -------------   -------------

   Other expense:
     Interest expense, net                            (74)               (14)           (136)            (40)
                                            --------------   ----------------   -------------   -------------
   Total other expense, net                           (74)               (14)           (136)            (40)
                                            --------------   ----------------   -------------   -------------

   Loss before provision for income taxes            (559)            (1,592)         (2,555)         (4,169)

   Provision for income taxes                           2                 14              10              18
                                            --------------   ----------------   -------------   -------------

   Net loss                                $         (561)  $         (1,606)  $      (2,565)  $      (4,187)
                                            ==============   ================   =============   =============

   Net loss per share:
     Basic                                 $        (0.08)  $          (0.26)  $       (0.37)  $       (0.67)
                                            ==============   ================   =============   =============
     Diluted                               $        (0.08)  $          (0.26)  $       (0.37)  $       (0.67)
                                            ==============   ================   =============   =============

   Common shares used in computing net loss
   per share amounts:
     Basic                                      7,443,201          6,264,355       6,878,238       6,233,586
                                            ==============   ================   =============   =============
     Diluted                                    7,443,201          6,264,355       6,878,238       6,233,586
                                            ==============   ================   =============   =============



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
                                   -----------

                                                                   Nine Months ended June 30,
                                                                --------------------------------
                                                                     2008              2007
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (2,565)         $ (4,187)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                        326               871
     Amortization of debt discount                                        107                 -
     Debt cost amortization                                                63                17
     Provision for losses on accounts receivable                           21                 5
     Provision for inventory obsolescence                                 120                 -
     Share based compensation expense                                      99               173
     Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                     (77)              265
           Decrease in inventory                                          255               949
           Decrease in prepaid expenses and other assets                   49                37
           Increase (decrease) in accounts payable                        593                (1)
           Increase in accrued expenses and other current
            liabilities                                                   151                77
                                                                --------------    --------------
NET CASH USED IN OPERATING ACTIVITIES                                    (858)           (1,794)
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (10)             (112)
                                                                --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                     (10)             (112)
                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease                                            (40)              (45)
   Proceeds from issuance of convertible note                             400                 -
   Proceeds from issuance of secured note                                 440                 -
   Proceeds from issuance of stock                                        190                 -
   Net (repayments) borrowing from debt facility                         (353)            1,243
                                                                --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 637             1,198
                                                                --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (231)             (708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          879             2,270
                                                                --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    648          $  1,562
                                                                ==============    ==============

CASH PAID DURING THE PERIOD FOR:
   Interest                                                          $     62          $     60
                                                                ==============    ==============
   Income Taxes                                                      $      -          $      -
                                                                ==============    ==============

NON-CASH FINANCING ACTIVITES
   Restricted common stock and warrant issued in connection
                                                                --------------    --------------
   with extension of debt facility                                   $      -          $    207
                                                                ==============    ==============

The  accompanying  notes  are an  integral  part of  these condensed consolidated financial statements (unaudited).


                        Global Payment Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2008
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements of Global Payment Technologies, Inc. (the "Company"), including the September 30, 2007 consolidated balance sheet which has been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. We recommend that you refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. Accordingly, the Company will be required to identify additional revenue resources, raise additional capital and/or significantly reduce its expenses in order to pay its obligations as they become due. The Company entered into a debt financing agreement and is undertaking a corporate restructuring to attempt to improve operating results and develop new products. There can be no assurance, however, that such plans will be successful. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE B - EMPLOYEE STOCK-BASED COMPENSATION
------------------------------------------

In the nine months ended June 30, 2008 and 2007, the Company recorded share-based compensation for options attributable to employees, officers and directors of $99,000 and $173,000, respectively, which are included in the Company's net loss for the periods.

A summary of the Company's stock option plan activity as of June 30, 2008 and changes during the nine months then ended is as follows:

                                                                    Weighted
                                                         Weighted    Average      Aggregate
                                                         Average    Remaining     Intrinsic
                                                         Exercise  Contractual      Value
                                              Shares      Price    Term (years) (in thousands)
                                           ------------ ---------- ------------ --------------
Outstanding, October 1, 2007                   711,360       $3.18
    Granted                                  1,125,500        0.20
    Forfeited                                  (48,150)       1.77
    Expired                                    (75,500)       3.83
                                           ------------ ----------
Outstanding, June 30, 2008                   1,713,210       $1.21          5.6          $   -
                                           ============ ========== ============ ==============
Vested or expected to vest, June 30, 2008      782,293       $2.01          4.7          $   -
                                           ============ ========== ============ ==============
Exercisable, June 30, 2008                     782,293       $2.01          4.7          $   -
                                           ============ ========== ============ ==============

Compensation costs for stock options with graded vesting are recognized ratably over the vesting period. As of June 30, 2008, there was $131,000 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.43 years.


NOTE C - CASH AND CASH EQUIVALENTS
----------------------------------

A significant portion of the Company's cash balance in the amount of $427,000 and $498,000, as of June 30, 2008 and September 30, 2007, respectively, consists of currency used to test the Company's products. Translation gains or losses on foreign currency amounts used for test purposes are included in loss from operations.

NOTE D - INVENTORY
------------------

The following is a summary of the composition of inventory:

                                      (in thousands)
                                  June           September
                                30, 2008          30, 2007
                            ----------------  ----------------

Raw Materials                      $   2,350         $   2,457
Work-in-process                          309               544
Finished Goods                           750               767
                            ----------------  ----------------
                                   $   3,409         $   3,768
                            ================  ================


The Company recorded a provision for inventory obsolescence of $120,000 and $60,000 for the nine months ended June 30, 2008 and for the fiscal year ended September 30, 2007, respectively.

NOTE E - DEBT
-------------

The Company's credit facility with Laurus Master Fund Ltd. was paid in full and terminated on the maturity date of November 15, 2007.

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

Second Closing

At the second closing, on February 5, 2008 (the "Second Closing"), the Company issued (i) a convertible note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note was converted into 2,000,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant (the "Warrant") to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share.

At the Company's 2007 Annual Meeting of Stockholders held on June 24, 2008, stockholders approved an amendment to our Certificate of Incorporation to increase our authorized capital stock by 2,000,000 shares of preferred stock. As a result all outstanding amounts owed under the Convertible Note were automatically converted into shares of Series A Preferred Stock.

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

NOTE G - COMPREHENSIVE  LOSS
----------------------------

Comprehensive loss is the total of net loss and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive loss is as follows:

                     Three months ended June 30,     Nine months ended June 30,
                        2008             2007           2008           2007
                    -------------   --------------   -----------   ------------
Net loss                  $ (561)        $ (1,606)     $ (2,565)      $ (4,187)
Other comprehensive
 income (loss) (a)            (3)             (23)           31            (63)
                    -------------   --------------   -----------   ------------
Comprehensive loss        $ (564)        $ (1,629)     $ (2,534)      $ (4,250)
                    =============   ==============   ===========   ============


(a) Consists of translation adjustments which relate to the Company's subsidiary located in the United Kingdom.

NOTE H - NET LOSS PER COMMON SHARE
----------------------------------

Net loss per common share amounts (basic and diluted EPS) are computed by dividing net loss by the weighted average number of outstanding common shares. For the three and nine months ended June 30, 2008 and June 30, 2007, potentially dilutive shares were not included in diluted EPS because including them would be anti-dilutive. Potentially dilutive shares are as follows:

                         (in thousands)                 (in thousands)
                   Three months ended June 30,    Nine months ended June 30,
                       2008             2007           2008          2007
                  -------------     ------------   -----------    ----------

Stock options             1,713            1,238         1,713         1,238
Stock warrants            7,265              200         7,265           200
Convertible debt              -              109             -           109
Preferred Stock           2,000                -         2,000             -
                  -------------     ------------   -----------    ----------
Total                    10,978            1,547        10,978         1,547
                  =============     ============   ===========    ==========


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

NOTE J - WARRANTY OBLIGATIONS
-----------------------------

The Company recognizes and historically has recognized the estimated cost associated with its standard warranty on products at the time of sale. The estimate is based on historical failure rates and current claim cost experience. The following is a summary of the changes in the Company's accrued warranty obligation (which is included in accrued expenses) for the period October 1, 2007 through June 30, 2008:

                                         (in thousands)
                                             Amount
                                        ----------------
Beginning Balance as of October 1, 2007 $           108
Deduct: Payments                                    (21)
Add: Provision                                       15
                                        ----------------
Ending Balance as of June 30, 2008      $           102
                                        ----------------


NOTE K - SHAREHOLDERS' EQUITY
-----------------------------

During the nine months ended June 30, 2008, the Company received $190,000 through the sale of 950,000 shares of common stock through a private transaction. In addition, the investors received 950,000 stock purchase warrants which are exercisable at $.28 per share and expire in March 2012. The investors included two of the Company's Directors as well as an individual related to the CEO of the Company.

The Company charged $99,000 and $173,000 to operations during the nine months ended June 30, 2008 and 2007, respectively, representing the fair value of stock options granted to officers and board of directors during the period with a corresponding increase to additional paid-in capital in accordance with the provisions of SFAS No. 123R.

The following are the changes in shareholders' equity during the nine months ended June 30, 2008 (in thousands):

----------------------------------------------------------------------------
Balance, October 1, 2007                               $3,470
----------------------------------------------------------------------------
Share-based compensation                                   99
----------------------------------------------------------------------------
Issuance of warrants                                      400
----------------------------------------------------------------------------
Preferred Stock                                           108
----------------------------------------------------------------------------
Proceeds from issuance of stock                           190
----------------------------------------------------------------------------
Other comprehensive income                                 31
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Net loss                                               (2,565)
----------------------------------------------------------------------------
Balance, June 30, 2008                                 $1,733
----------------------------------------------------------------------------


NOTE L - CONCENTRATIONS
-----------------------

The Company's largest customers for the three and nine months ended June 30, 2008 and 2007 represent the following percentages of net sales and accounts receivable:

                       Three months ended June 30,    Nine months ended June 30,
                         2008             2007           2008           2007
                     ------------   ----------------  -----------    ----------
Net sales:
  Customer A              36%              52%            35%           41%
  Customer B              13%                *            10%             *

                       June 30,       September 30,
                         2008             2007
                     ------------   ----------------
Accounts Receivable:
  Customer A              31%              71%
  Customer B                *                  *

* Represents less than 10% for the period

NOTE M -COMMITMENTS AND CONTINGENCIES
-------------------------------------

Employment Contracts

On February 5, 2008 the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he is employed as the Company's Chief Executive Officer. William McMahon resigned as a director of the Company and as its Chief Executive Officer, but remains at the Company as its President and Chief Financial Officer and has also entered into an employment agreement with the Company. The agreements provide for an aggregate annual salary of $500,000 and expire in February 2010; in addition the executives were granted stock options to purchase an aggregate of 750,000 shares of common stock.

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

At the Company's 2007 Annual Meeting of Stockholders held on June 24, 2008, stockholders approved an amendment to our Certificate of Incorporation to increase our authorized capital stock by 2,000,000 shares of preferred stock. As a result all outstanding amounts owed under the Convertible Note will be automatically converted into shares of Series A Preferred Stock.

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

Three months ended June 30, 2008 compared with three months ended June 30, 2007
-------------------------------------------------------------------------------

Sales
Net sales increased by 22.8%, or $706,000, to $3,809,000 in the three months ended June 30, 2008 as compared with $3,103,000 in the comparative prior-year period. This sales increase was due to increased sales in the gaming market.

Gross Profit
Gross profit increased to $743,000, or 19.5% of net sales, in the three months ended June 30, 2008 as compared with $285,000, or 9.2% of net sales, in the comparative prior-year period. The most significant factor affecting the Company's gross profit percentage is the unit sales levels achieved and their relationship to manufacturing costs.

Operating Expenses
Operating expenses decreased to $1,228,000, or 32.2% of sales, in the three months ended June 30, 2008 as compared with $1,863,000, or 60% of sales, in the comparative prior-year period. This decrease of $635,000 is primarily the result of lower payroll, travel, and consulting expenses. The Company also reduced its operating expenses by moving to a smaller facility, which is more appropriate to the size of the business in July 2007. The Company charged $22,000 to operations during the three months ended June 30, 2008 and $58,000 during the three months ended June 30, 2007 representing the fair value of stock options granted to employees, officers and directors.

Interest Expense
Interest expense increased to $74,000 as compared to interest expense of $14,000 in the comparable prior-year period. The increase was primarily associated with the issuance to GPTA of a one-year secured term note in the principal amount of $440,000 that bears interest at a rate equal to the prime rate plus 3.0% and the amortization of the warrants issued in connection with the convertible note of $400,000. The convertible note converted to 2,000,000 shares of preferred stock. As a result there will be no additional amortization of the warrants issued in connection with the convertible note.

Income Taxes
With respect to the provision for income taxes, the effective rate was 0.9% as compared with 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2008. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the quarter ended June 30, 2008 was $561,000, or $0.07 per share, as compared with $1,606,000, or $0.26 per share, in the comparative prior-year period.

Nine months ended June 30, 2008 compared with nine months ended June 30, 2007
-----------------------------------------------------------------------------

Sales
Net sales decreased by 6.4%, or $627,000, to $9,242,000 in the nine months ended June 30, 2008 as compared with $9,869,000 in the comparative prior-year period. This sales decrease was due to $270, 000 decreased sales to the gaming market and $357,000 decreased sales to the beverage and vending market.

Gross Profit
Gross profit increased to $1,845,000, or 20.0% of net sales, in the nine months ended June 30, 2008 as compared with $1,623,000, or 16.4.8% of net sales, in the comparative prior-year period. The most significant factor affecting the Company's gross profit percentage is the unit sales levels achieved and their relationship to manufacturing costs.

Operating Expenses
Operating expenses decreased to $4,264,000, or 46.1% of sales, in the nine months ended June 30, 2008 as compared with $5,752,000, or 58.2% of sales, in the comparative prior-year period. This decrease of $1,488,000 is primarily the result of lower payroll, travel, and consulting expenses. The Company also reduced its operating expenses by moving to a smaller facility, which is more appropriate to the size of the business in July 2007. The Company charged $99,000 to operations during the nine months ended June 30, 2008 as compared to $173,000 in the prior year representing the fair value of stock options granted to employees, officers and directors.

Interest Expense
Interest expense increased to $136,000 as compared to interest expense of $40,000 in the comparable prior-year period. The increase was primarily associated with the issuance to GPTA of a one-year secured term note in the principal amount of $440,000 that bears interest at a rate equal to the prime rate plus 3.0% and the amortization of the warrants issued in connection with the convertible note of $400,000 The convertible note converted to 2,000,000 shares of preferred stock. As a result there will be no additional amortization of the warrants issued in connection with the convertible note.

Income Taxes
With respect to the provision for income taxes, the effective rate was 0.9% as compared with 0.1% in the prior-year period. The Company provided a full valuation allowance against its deferred income tax assets in the fourth quarter of fiscal 2003 and continues to provide a full valuation allowance at June 30, 2008. The valuation allowance is subject to adjustment based upon the Company's ongoing assessment of its future taxable income and may be wholly or partially reversed in the future.

Net Loss
Net loss for the nine months ended June 30, 2008 was $2,565,000, or $0.36 per share, as compared with $4,187,000, or $0.67 per share, in the comparative prior-year period.

Liquidity and Capital Resources
-------------------------------

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. Accordingly, the Company will be required to identify additional revenue resources, raise additional capital and/or significantly reduce its expenses in order to pay its obligations as they become due. The Company entered into a debt financing agreement and is undertaking a corporate restructuring to attempt to improve operating results and develop new products. There can be no assurance, however, that such plans will be successful. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

In connection with the Company's cost reduction initiative and corporate restructuring, two senior management positions were eliminated during the quarter ended June 30, 2008, and subsequent to June 30, 2008, the Company further reduced its headcount by an additional eleven employees. This represented approximately 16% of the Company's total employees, resulting in an estimated annualized reduction in payroll and related expenses of approximately $800,000. In addition, the Company's top two senior executives took a voluntary pay cut aggregating $100,000 annually. The reductions mentioned above are in addition to the operating expense reductions currently in place.

The Company's capital requirements consist primarily of those necessary to continue to expand and improve product development and manufacturing capabilities, sales and marketing operations, fund inventory purchase commitments, and service principal and interest payments on the Company's indebtedness. At June 30, 2008, the Company's cash and cash equivalents were $648,000 as compared with $879,000 at September 30, 2007. A significant portion of the Company's cash balance in the amount of $427,000 and $498,000, as of June 30, 2008 and September 30, 2007, respectively, consisted of currency used to test the Company's products.

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

Second Closing

At the second closing, on February 5, 2008, the Company issued (i) a Convertible Note (the "Convertible Note") in the principal amount of $400,000 to Exfair, which note was converted into two million shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") and (ii) a four-year Common Stock Purchase Warrant to purchase 5,784,849 shares of Common Stock of the Company at an exercise price of $0.28 per share. The Convertible Note matures in June 2009. Effective as of the consummation of the Second Closing, all the Company directors except Richard Gerzof resigned and new directors were appointed. In addition, the Company entered into an Employment Agreement with Mr. Andre Soussa, pursuant to which he is employed as the Company's Chief Executive Officer for a two-year term at an annual base salary of $300,000. Mr. Soussa was also awarded options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.20 per share in accordance with the Company's stock option plan. Further Mr. William McMahon resigned as a director of the Company and as its Chief Executive Officer. Mr. McMahon remains at the Company as its President and Chief Financial Officer and entered into a new Employment Agreement with the Company for a two-year term with an annual base salary of $200,000. Mr. McMahon was awarded options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.20 per share in accordance with the Company's stock option plan.

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

At the Company's 2007 Annual Meeting of Stockholders held on June 24, 2008, stockholders approved an amendment to our Certificate of Incorporation, to increase our authorized capital stock by 2,000,000 shares of preferred stock. As a result all outstanding amounts owed under the Convertible Note was converted into shares of Series A Preferred Stock.

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

Net cash used in operating activities was $858,000 in the nine months ended June 30, 2008. This amount was due to a net loss for the period, adjusted for non-cash items, of $736,000, increased accounts receivable of $77,000, decreased prepaid expenses and other current assets of $49,000, increased accrued expenses and other liabilities of $151,000, decreased inventory of $255,000, and increased accounts payable of $593,000.

Net cash provided by financing activities amounted to $637,000 in the nine months ended June 30, 2008 as compared with net cash provided by financing activities of $1,198,000 in the prior comparable period. Net cash provided by financing activities consisted primarily of proceeds from issuance of convertible debt of $400,000, proceeds from issuance of secured note of $440,000 and proceeds from issuance of stock of $190,000 offset by net repayments of bank borrowings of $353,000 for the nine months ended June 30, 2008 as compared with net borrowings of $1,243,000 in the nine months ended June 30, 2007.

Future minimum payments under non-cancelable operating leases including the Company's new Bohemia facility, and principal payments to be made for long-term debt maturing over the next five years are as follows:

                                 (in thousands)
         Fiscal Year  Operating Lease    Debt Repayments
         -----------  ----------------  ------------------
            2008      $             70
            2009                   242                 440
            2010                   249
            2011                   255
            2012                   263
         Thereafter                591
                      ----------------  ------------------
                      $          1,670   $             440
                      ================  ==================

In addition to the chart above, and in the normal course of business, purchase orders are generated which obligate the Company for future inventory requirements. As of June 30, 2008, purchase order commitments approximated $3.0 million and will be used for production requirements during fiscal 2008 and beyond.

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

                           PART II. OTHER INFORMATION
                           -------- -----------------

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's 2007 Annual Meeting of Stockholders held on June 24, 2008, stockholders:

     a) Elected the following two persons to serve as Class I Directors of the Company by the following vote:

                                                FOR              WITHHELD
                                                ---              --------

              Richard E. Gerzof              4,379,563           2,523,351
              Robert W. Nader                6,734,280             168,634

     b) Approved an amendment to our Certificate of Incorporation to increase our authorized capital stock by authorizing 2,000,000 shares of preferred stock.

As of February 5, 2008, consummation of the Second Closing, new directors were appointed. Class II Directors David Crompton and Steven H. Crisp continue to serve as directors. Class III Director Andre Soussa continues to serve as director. Class II Directors' term expires at the 2009 Annual Meeting and The Class III Directors' term expires as the 2010 Annual Meeting.

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

Date:  August 14, 2008



                                 GLOBAL PAYMENT TECHNOLOGIES, INC.



                                 /s/ Andre Soussa
                                 ------------------------------
                                        Andre Soussa
                                   Chief Executive Officer



                                 /s/ William McMahon
                                 ------------------------------
                                       William McMahon
                                   Chief Financial Officer